Form 10-K
period 2009-12-31
AOL Inc.
filed 2010-03-02
CIK 1468516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-34419

AOL INC.

(Exact name of Registrant as specified in its charter)

Delaware	20-4268793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

770 Broadway New York, NY	10003
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 212-652-6400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of June 30, 2009 the registrant’s common stock was not publicly traded.

As of February 19, 2010, the number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding was 106,534,436.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report is incorporated by reference from the Registrant’s proxy statement to be filed pursuant to Regulation 14A with respect to the Registrant’s 2010 Annual Meeting of Stockholders to be held on April 29, 2010.

i

ii

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains certain “forward-looking statements” regarding business strategies, market potential, future financial performance and other matters. Words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. These forward-looking statements are based on management’s current expectations and beliefs about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances. Except for our ongoing obligations to disclose material information under the federal securities laws, we are under no obligation to, and expressly disclaim any obligation to, update or alter any forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.

Various factors could adversely affect our operations, business or financial results in the future and cause our actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in “Item 1A—Risk Factors.” In addition, we operate a web services company in a highly competitive, rapidly changing and consumer and technology-driven industry. This industry is affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. Our actual results could differ materially from management’s expectations because of changes in such factors.

Further, lower than expected valuations associated with our cash flows and revenues may result in our inability to realize the value of recorded intangibles and goodwill. In addition, achieving our business and financial objectives, including growth in operations and maintenance of a strong balance sheet and liquidity position, could be adversely affected by the factors discussed or referenced “Item 1A—Risk Factors” as well as, among other things:

•	a longer than anticipated continuation of the current economic slowdown or further deterioration in the economy;

•	decreased liquidity in the capital markets;

•	our ability to access the capital markets for debt securities or bank financings;

•	our borrowing capacity under the new revolving credit facility;

•	the impact of terrorist acts and hostilities;

•	changes in our plans, strategies and intentions;

•	our ability to attract and retain key employees;

•	asset impairments;

•	the impact of significant acquisitions, dispositions and other similar transactions; and

•	the failure to meet earnings expectations.

ITEM 1.	BUSINESS

Introduction

We are a leading global web services company with an extensive suite of brands and offerings and a substantial worldwide audience. Our business spans online content, products and services that we offer to consumers, publishers and advertisers. We are focused on attracting and engaging consumers and providing valuable online advertising services on both our owned and operated properties and third-party websites. We have the largest advertising network in terms of online consumer reach in the United States as of January 2010.

The Spin-Off

In the fourth quarter of 2009, the Board of Directors of Time Warner Inc. (“Time Warner”) approved the complete legal and structural separation of AOL Inc. from Time Warner (the “spin-off”), following which we became an independent, publicly-traded company. In the spin-off, which occurred on December 9, 2009, Time Warner distributed to its shareholders of record all of the shares of our common stock that it owned at a ratio of one share of AOL common stock for each 11 shares of Time Warner common stock held by each such holder as of November 27, 2009, the record date for the spin-off.

Prior to the spin-off, Time Warner caused a reorganization of our corporate structure. On July 8, 2009, Time Warner completed the purchase of Google Inc.’s (“Google”) 5% interest in us. Following this purchase, AOL Holdings LLC, which was formed in Delaware in 2006, became a wholly-owned subsidiary of Time Warner. On November 2, 2009, Time Warner caused the conversion of AOL Holdings LLC into a Delaware corporation named AOL Inc. Prior to the spin-off, Time Warner caused substantially all of the assets and liabilities (other than guarantees of indebtedness of Time Warner and other non-AOL affiliates of Time Warner) of AOL LLC, then our wholly-owned subsidiary that held, directly or indirectly, all of the AOL business, to be transferred to and assumed by us.

Following this transfer and assumption of substantially all of AOL LLC’s assets and liabilities, ownership of AOL LLC was retained by Time Warner.

In connection with the spin-off, the following key transactions or events occurred:

•

On November 16, 2009, we entered into a Separation and Distribution Agreement (the “Separation Agreement”) with Time Warner which set forth the terms and conditions of our legal and structural separation from Time Warner.

•	Our Registration Statement on Form 10 was declared effective by the U.S. Securities and Exchange Commission on November 17, 2009.

•	On December 9, 2009, we entered into a 364-day $250 million senior secured revolving credit facility (the “Revolving Credit Facility”) which is guaranteed by Time Warner.

•	On December 10, 2009, after completion of the spin-off, our common stock began trading “regular way” on the New York Stock Exchange under the symbol “AOL”.

Our Relationship with Time Warner

Following the spin-off, our company and Time Warner operate independently, and neither has any ownership interest in the other. In order to govern certain of the ongoing relationships between us and Time Warner after the spin-off and to provide mechanisms for orderly transition, we and Time Warner have entered into agreements pursuant to which certain services and rights are provided for following the spin-off, and we and Time Warner have agreed to indemnify each other against certain liabilities arising from our respective businesses. See “Note 13: Related Party Transactions” in our accompanying consolidated financial statements for further information on the ongoing relationship with Time Warner.

Restructuring

We undertook various restructuring activities in 2009 in an effort to better align our organizational structure and costs with our strategy. We are in the midst of a significant restructuring initiative which began late in 2009 and we expect to complete in the first half of 2010. We expect to reduce our total workforce by nearly one-third in connection with this restructuring initiative, prior to hiring of new employees in areas of strategic focus. In addition, we plan to reduce our cost base in the United Kingdom and cease or reduce operations in a number of other countries. Specifically, we plan to reduce our presence in Europe by significantly reducing our operations in France and Germany and ceasing operations in a number of other countries. In certain of these countries, we are currently consulting with employees or employee representatives in accordance with applicable legal requirements.

Background

Historically, our primary strategic focus was our dial-up Internet access services business which operated one of the largest Internet subscription access services in the United States. As broadband penetration in the United States increased, we experienced a decline, which we continue to experience, in subscribers to our access service. At the same time, online advertising experienced significant growth. In August 2006, we fundamentally shifted the primary strategic focus of our business from generating subscription access revenues to attracting and engaging Internet consumers and generating advertising revenues. In connection with this shift, we began offering the vast majority of our content, products and services to consumers for free in an effort to attract and engage a broader group of consumers. Although our primary strategic focus has shifted, our subscription access service remains an important source of our total revenues and cash flows.

Prior to the spin-off, Time Warner had been evaluating potential transactions involving, and structural alternatives for, AOL, including the possibility of separating the global web services and subscription access services businesses, which share infrastructure such as data centers and network operations centers. Historically, the global web services business had three units: the first focused on content published on a variety of websites with related applications and services; the second focused on social networking, community and instant communications products and services; and the third focused on providing advertising services on both our owned and operated properties and third-party websites. The subscription access services business included the AOL-branded Internet access service as well as CompuServe and Netscape Internet access services.

In April 2009, Tim Armstrong was appointed our Chairman and Chief Executive Officer, and he commenced a review of AOL’s strategy and operations while Time Warner continued its evaluation of structural alternatives. Time Warner’s evaluation resulted in the announcement on May 28, 2009 that it would move forward with plans for the complete legal and structural separation of AOL from Time Warner.

In connection with this strategic review, which factored in Time Warner’s decision to spin off AOL, we updated our organizational structure and developed the next phase in the strategic shift begun in 2006. Our strategy remains focused primarily on attracting and engaging Internet consumers and generating advertising revenues, with our subscription access service managed as a valuable distribution channel for our content, product and service offerings. As a result, we currently operate as a single integrated business rather than as two separate businesses.

Our Strategic Initiatives

Consistent with our strategic shift to a business focused primarily on generating advertising revenues, we have begun executing a multi-year strategic plan to reinvigorate growth in our revenues and profits by taking advantage of the migration of commerce, information and advertising to the Internet. Our strategy is to focus our resources on AOL’s core competitive strengths in web content production, local, consumer applications, advertising and paid services while expanding the presence of our content, product and service offerings on multiple platforms and digital devices. We also aim to reorient AOL’s culture and reinvigorate the AOL brand by prioritizing the consumer experience, making greater use of data-driven insights and encouraging innovation, including through AOL Ventures. Particular areas of strategic emphasis include:

•	Expanding Our Exclusive Content Offerings. We are expanding our offerings of relevant and engaging online consumer content by focusing on the creation and publication of exclusive original content.

•

Pursuing Local Opportunities. We believe that there are significant opportunities for growth in the area of local content, platforms and services, by providing comprehensive content covering all geographic areas from local neighborhoods to major metropolitan areas. By enhancing these local offerings we seek to provide consumers with a comprehensive local experience.

•

Enhancing Our Established Consumer Applications. We seek to increase the reach of and engagement on our established consumer applications (including communications offerings such as our e-mail products and instant messaging applications) on multiple platforms and digital devices.

•

Increasing Advertising Sales on Our Own Properties and Growing the Third Party Network. We seek to provide premium global advertisers with effective and efficient means of reaching our consumers. In addition, we seek to significantly increase the number of publishers and advertisers utilizing our third-party advertising network by providing an open, transparent and easy-to-use advertising system that offers unique and valuable insights to our publishers and advertisers.

•

Becoming a Consumer-Friendly Retailer of Subscription Products and Services. We seek to develop, test and market new subscription products that are owned by us and by third parties. To facilitate this goal, we are planning to develop a single, consumer-facing platform that will allow us to manage and distribute these additional subscription products as well as our subscription access service.

Business Overview

Our business operations are focused on the following:

•

AOL Properties. We seek to be a global publisher of relevant and engaging online content by utilizing open and highly scalable publishing platforms and content management systems, as well as a leading online provider of consumer products and services. AOL Properties include our owned and operated content, products and services in the Content, Local, Paid Services and Consumer Applications strategy areas in addition to our AOL Ventures offerings.

We generate advertising revenues from our owned and operated content, products and services through the sale of display advertising and search and contextual advertising. We seek to provide effective and efficient advertising solutions utilizing data-driven insights that help advertisers decide how best to engage consumers.

We also generate revenues through our subscription access service. We view our subscription access service as a valuable distribution channel for AOL Properties. Our access service subscribers are important users of AOL Properties and engaging both present and former access service subscribers is an important component of our strategy. In addition, our subscription access service will remain an important source of revenue and cash flow for us in the near term. We also generate revenues from subscriptions to other products and services.

Global consumers are increasingly accessing and using the Internet through devices other than personal computers, such as digital devices (e.g., smartphones). As a result, we seek to ensure that our content, products and services are compatible with such devices so that our consumers are able to access and use our content, products and services via these devices.

•

Third Party Network. We also generate advertising revenues through the sale of advertising on third-party websites and on digital devices, which we collectively refer to as the “Third Party Network.” Our mission is to provide an open and transparent advertising system that is easy-to-use and offers our publishers and advertisers unique and valuable insights. We seek to significantly increase the number of publishers and advertisers utilizing the Third Party Network.

We market our offerings to advertisers on both AOL Properties and the Third Party Network under the brand “AOL Advertising.” We market our offerings to publishers on the Third Party Network under the brand “Advertising.com.”

AOL Properties

AOL Media Offerings

AOL Media offerings include original content produced through our large network of content creators, which includes established journalists and other writers, content we license from third parties and aggregations of user-generated content. Our content offerings are made available to broad audiences through sites such as the AOL.com homepage, as well as to niche audiences on highly-targeted, branded properties, such as Asylum, Engadget and WalletPop. Over time, to increase the flexibility and revenue generation potential of our content, we intend to create more exclusive original content and rely less on non-exclusive third-party content. To facilitate the intake, management and publication of original content, we are moving toward utilizing publishing platforms and content management systems that are designed to scale in a cost-effective manner in order to produce a large variety of relevant content for consumers. We recently launched our Seed.com platform which allows writers and photographers to submit original content for our professional editors to review and possibly publish on AOL Properties or on third party sites. Additionally, our acquisition of StudioNow, Inc. in the first quarter of 2010 provides us with a video content management system and network of professional videographers that will allow us to increase the amount of original video we create.

AOL Media offerings include the following:

•	News & Information (including Engadget, DailyFinance, AOL News, WalletPop, FanHouse and PoliticsDaily);

•	Women & Lifestyle (including StyleList, Lemondrop, PawNation and ParentDish);

•	Entertainment (including Moviefone, AOL Music, AOL Television and PopEater); and

•	Marketplace Solutions (including AOL Autos, AOL Shopping, Tripvine and RentedSpaces).

Local

We seek to be a leading provider of local content, platforms and services covering geographic levels ranging from neighborhoods to major metropolitan areas. We have developed and acquired a number of platforms that are designed to facilitate the aggregation, distribution and consumption of local content. This local content includes professional editorial content, user-generated content and business listings. We anticipate providing one of the most compelling, accessible and comprehensive local experiences on the Internet.

Historically, local “city guide” and “directory-style” sites have focused on providing information and services to larger-scale metropolitan areas, while smaller communities and towns have been largely ignored. We believe that these smaller communities represent a significant opportunity. For small communities, local newspapers associated with nearby metropolitan regions have been a central resource for news and events. We believe these local print publications are currently facing significant economic challenges. In order to take advantage of these dynamics we intend to significantly invest in this area and establish online destinations that provide comprehensive news, events and directories at the community level.

Our local offerings include the following:

•	Patch, which is a community-specific news and information platform dedicated to providing comprehensive and trusted local coverage for individual towns and communities;

•	MapQuest, which is a leading online mapping and directions service;

•	Local Entertainment Guides (including City’s Best); and

•	Local Directories (including AOL Yellow Pages).

Consumer Applications

We offer a powerful suite of consumer applications, including communications products and services. Our e-mail and instant messaging products and services provide us with the ability to reach millions of consumers globally. Our goal is to increase the reach and engagement of our communications offerings on multiple platforms and digital devices (including on smartphones such as the iPhone, Blackberry and Android-based devices). Accordingly, we seek to continue to develop and enhance the functionality of our communications offerings, including through user interface improvements and integrations with other networks and services.

Our consumer applications offerings include the following:

•	AOL Mail, which is one of the most popular e-mail services in the United States;

•	AIM, which is a leading instant messaging service in the United States;

•	a suite of mobile offerings which extend our content, products and services to a range of digital devices;

•	a variety of toolbars (browser plug-ins) that gives consumers persistent, easy access to content and search;

•	Lifestream, which provides consumers an easy way to aggregate updates from different social networks to which they belong; and

•	ICQ, which is an instant messaging service that has a strong international presence.

We are continually looking to enhance our communications offerings. For example, in the fourth quarter of 2009, we launched a simpler, more intuitive user interface for AOL Mail. We also believe there are long-term opportunities to distribute content, products and advertising through our communications offerings, enabling us to generate increased advertising revenue.

Search and Contextual

We offer AOL Search on AOL Properties. We provide our consumers with a general, Internet-based search experience that utilizes Google’s organic web search results and additional links on the search results page that showcase contextually relevant AOL and third-party content and information, as well as provide a variety of search-related features (such as suggesting related searches to help users further refine their search queries). We also provide our consumers with relevant paid text-based search advertising through our relationship with Google, in which we provide consumers sponsored link ads in response to their search queries.

We also offer our own proprietary video (Truveo) and news (Relegence) search services. We believe Truveo is the most comprehensive video search engine in the world. Truveo’s functionality enables consumers to enter search terms to discover publicly available online videos and receive search results that include links to each video’s host site and thumbnail-sized images to help consumers refine their search queries for relevant videos. The Relegence news search service acquires information on a real-time basis from public and private information sources, including news wires, websites, regulatory feeds and corporate sources, and indexes this information on a proprietary platform to enable the use of relevant, targeted news feeds across AOL Properties. In addition, we offer vertical search services (i.e., search within a specific content category) and mobile search services on AOL Properties.

We also offer contextually relevant advertising generated based on the content of the AOL Properties webpage the consumer is viewing.

Paid Services

Historically, our primary subscription service has been our subscription access service. Moving forward, we seek to develop, test and market new subscription products and services that are either owned by us or by third parties. To facilitate this goal, we are planning to develop a single, consumer-facing platform that will allow us to manage and distribute these additional subscription products as well as our subscription access service. We plan to offer those subscriptions to our access subscribers and to other Internet consumers.

Distribution of AOL Properties

Content, products and services on AOL Properties are generally available to online consumers and we are focused on attracting greater numbers of consumers to our offerings. In addition, we utilize various distribution channels which allow us to more directly reach online consumers.

SUBSCRIPTION ACCESS SERVICE

Our AOL-brand subscription access service, which we offer consumers in the United States for a monthly fee, is a valuable distribution channel for AOL Properties. As of December 31, 2009, we had 5.0 million AOL-brand access subscribers in the United States.

In addition to our content, products and services that are available to all online consumers, an AOL-brand access subscription provides members with dial-up access to the Internet and, depending on the applicable price plan, various degrees of enhanced safety and security features, technical support and other benefits. In addition, we continue to offer Internet access services under the CompuServe and Netscape brands.

Our major access service partners are Level 3 Communications, LLC and MCI Communications Services, Inc., who provide us with modem networks and related services for a substantial portion of our subscription access service. We have agreed to commit a significant portion of our access service subscribers’ total dial-up network hours to the Level 3 and MCI networks. More specifically, 30% of our total dial-up network hours are presently committed to Level 3, and 50% of our total dial-up network hours are presently committed to MCI. Through take or pay provisions in each agreement, we will incur penalty payments if we fail to dedicate the required percentage of dial-up hours to these service partners. As of December 31, 2009, we are meeting our volume commitments to each of these service partners. We have agreed to use the Level 3 and MCI networks until March 31, 2011 and December 31, 2014, respectively. The agreement with MCI may be renewed at our option until December 31, 2015. Upon expiration of these agreements, we expect to continue our relationships with Level 3 and MCI or enter into agreements with one or more other providers of modem networks and related services.

Our access service subscriber base has declined and is expected to continue to decline as a result of several factors, including the increased availability of high-speed broadband Internet connections, the fact that a significant amount of online content, products and services has been optimized for use with broadband Internet connections and the effects of our strategic shift announced in 2006, which resulted in significantly reduced marketing efforts for our subscription access service and the free availability of the vast majority of our content, products and services. See “Item 1A—Risk Factors—Risks Relating to Our Business—Our strategic shift to an online advertising-supported business model involves significant risks”.

OTHER DISTRIBUTION CHANNELS

We also distribute AOL Properties through a variety of other channels, including agreements with original equipment manufacturers of computers, digital devices and other consumer electronics, broadband access providers and mobile carriers. Additional distribution channels include toolbars, widgets, co-branded portals and websites, and third-party websites and social networks that link to AOL Properties. We also utilize search engine marketing and search engine optimization as distribution methods. In addition, we make available open standards and protocols for use by third-party developers to enhance, promote and distribute AOL Properties.

AOL Properties Revenue Generation

ADVERTISING REVENUES

We generate advertising revenues from AOL Properties through the sale of display advertising and search and contextual advertising. We offer advertisers a wide range of capabilities and solutions to effectively deliver advertising and reach targeted audiences across AOL Properties through our dedicated advertising sales force. The substantial number of unique visitors on AOL Properties allows us to offer advertisers the capability of reaching a broad and diverse demographic and geographic audience without having to partner with multiple content providers. We seek to provide effective and efficient advertising solutions utilizing data-driven insights that help advertisers decide how best to engage consumers. We offer advertisers marketing and promotional opportunities to purchase specific placements of advertising directly on AOL Properties (i.e., in particular locations and on specific dates). In addition, we offer advertisers the opportunity to bid on unsold advertising inventory on AOL Properties utilizing our proprietary scheduling, optimization and delivery technology. Finally, advertising inventory on AOL Properties not sold directly to advertisers, as described above, may be included for sale to advertisers with inventory purchased from third-party publishers in the Third Party Network.

We offer numerous types of display advertising, including text and banner advertising, mobile, video and rich media advertising, sponsorship of content offerings, local and classified advertising and audience targeting opportunities. Display advertising revenues are generated through the display of graphical advertisements as well as performance-based advertising. Search and contextual advertising revenues are generated when a consumer clicks on or views a text-based ad on their screen. These text-based ads are either generated from a consumer- initiated search query or generated based on the content of the webpage the consumer is viewing. Agreements for advertising on AOL Properties typically take the following forms:

•

impression-based contracts in which we provide “impressions” (an “impression” is delivered when an advertisement appears in web pages viewed by users) in exchange for a fixed fee (generally stated as cost-per-thousand impressions);

•	time-based contracts in which we provide a minimum number of impressions over a specified time period for a fixed fee; or

•

performance-based contracts in which performance is measured in terms of either “click-throughs” (when a user clicks on a company’s advertisement) or other user actions such as product/customer registrations, survey participation, sales leads or product purchases.

We utilize our own proprietary “ad serving technology” (i.e., technology that places advertisements on websites and digital devices) as the primary vehicle for placements of advertisements on AOL Properties through our subsidiary, ADTECH AG. We also license this ad serving technology to third parties.

Google is, except in certain limited circumstances, the exclusive web search provider for AOL Properties. In connection with these search services, Google provides us with a share of the revenue generated through paid text-based search advertising and contextual advertising on AOL Properties. For the year ended December 31, 2009, advertising revenues associated with the Google relationship (substantially all of which were search and contextual revenues generated on AOL Properties) were $556.7 million. In addition, we sell search-based keyword advertising directly to advertisers on AOL Properties through the use of a white-labeled, modified version of Google’s advertising platform, for which we provide a share of the revenue generated through such sales to Google. Domestically, we have agreed, except in certain limited circumstances, to use Google’s search services on an exclusive basis through December 19, 2010. Upon expiration of this agreement, we expect to continue to generate advertising revenues by providing paid-search advertising and contextual advertising on AOL Properties, either through the continuation of our relationship with Google or an agreement with another provider. See “Item 1A—Risk Factors—Risks Relating to Our Business—We are dependent on a third-party search provider”.

For the years ended December 31, 2009, 2008 and 2007, our advertising revenues on AOL Properties were $1,213.7 million, $1,450.4 million and $1,553.1 million, respectively.

SUBSCRIPTION REVENUES

We generate subscription revenues through our subscription access service. As of January 2010, our primary AOL-brand price plans were $25.90 and $11.99 per month. We also offer consumers, among other things, enhanced online safety and security features and technical support for a monthly subscription fee. As noted above, our access service subscriber base has declined and is expected to continue to decline. This has resulted in year-over-year declines in our subscription revenues. The number of domestic AOL-brand access subscribers was 5.0 million, 6.9 million and 9.3 million at December 31, 2009, 2008 and 2007, respectively. For the years ended December 31, 2009, 2008 and 2007, our subscription revenues were $1,388.8 million, $1,929.3 million and $2,787.9 million, respectively.

Although our subscription revenues have declined and are expected to continue to decline, we believe that our subscription access service will continue to provide us with an important source of revenue and cash flow in the near term. The revenue and cash flow generated from our subscription access service will help us to pursue our strategic initiatives.

Third Party Network

We also generate advertising revenues through the sale of advertising on the Third Party Network. In order to effectively connect advertisers with online advertising inventory, we purchase advertising inventory from publishers and utilize proprietary optimization, targeting and delivery technology to best match advertisers with available advertising inventory. We also offer search engine campaign management and lead generation affiliate products. However, in the fourth quarter of 2009, we began proactively de-emphasizing the search engine campaign management and lead generation affiliate products on the Third Party Network in order to focus and strengthen our efforts in display advertising solutions.

The Third Party Network includes a display advertising interface that gives advertisers the ability to target and control the delivery of their advertisements and provides advertisers and agencies with relevant display analytics and measurement tools. We intend to utilize self-service systems and tools in order to expand our relationships with advertisers. For our publishers, inclusion in the Third Party Network offers a comprehensive set of tools and technologies to manage and maximize their return.

We utilize a proprietary scheduling, optimization and delivery technology, called AdLearn, which employs a set of complex mathematical algorithms that seek to optimize advertisement placements across the Third Party Network and the available inventory on AOL Properties. This optimization is based on expected user response, which is derived from previous user response plus factors such as user segmentation, creative performance and site performance. AdLearn allows performance to be analyzed quickly and advertisement placement to be frequently optimized based on specific objectives, including click-through rate, conversion rate, sales volume and other metrics.

Advertising arrangements for the sale of Third Party Network inventory typically take the form of impression-based contracts or performance-based contracts. For the years ended December 31, 2009, 2008 and 2007, our advertising revenues on the Third Party Network were $534.6 million, $646.0 million and $677.5 million, respectively.

Other Revenues

In addition to advertising and subscription revenues, we also generate fee, license and other revenues. We generate fees from our consumer applications associated with mobile e-mail and instant messaging functionality from mobile carriers. Through MapQuest’s business-to-business services, we generate licensing revenue from third-party customers. We also generate revenues by licensing our proprietary ad serving technology to third parties, primarily through our subsidiary, ADTECH AG.

AOL Ventures

Some of the initiatives described above may be classified as part of AOL Ventures. We formed AOL Ventures with the goal of creating an entrepreneurial environment to attract and develop innovative initiatives. AOL Ventures will focus on acquisitions that we have previously made which have start-up characteristics or which do not currently fit within our other areas of strategic focus, investments we intend to make in early-stage, externally-developed opportunities and employee-originated innovations that we believe would benefit from incubation and development within the AOL Ventures environment.

For initiatives included within AOL Ventures, our goal is to create an improved environment for fostering sustained long-term growth. For future initiatives and investments—whether externally-developed or employee-originated—AOL Ventures will focus on early-stage opportunities that are aligned with our long-term strategy. The size of our investment and corresponding ownership interest will vary depending on the opportunity, as will our level of involvement and control. We intend to attract top talent and source attractive opportunities by partnering with leading angel investors, venture capitalists and universities. We currently expect to invest significantly less capital in AOL Ventures than in our other operations. In addition to capitalizing the initiatives and investments included within AOL Ventures ourselves, we may seek outside capital where appropriate.

Product Development

We seek to develop new and enhanced versions of our products and services for our consumers, publishers and advertisers. While in the past we have relied primarily on our own proprietary technology to support our products and services, we have been steadily increasing our use of open source technologies and platforms with a view to diversifying our sources of technology, as well as for cost management. Research and development costs related to our software development efforts for 2009, 2008 and 2007 totaled $63.2 million, $68.8 million and $74.2 million, respectively. These costs consist primarily of personnel and related costs that are incurred related to the development of software and user-facing Internet offerings that do not qualify for capitalization. At December 31, 2009 and 2008, the net book value of capitalized internal-use software was $112.1 million and $155.0 million, respectively.

Intellectual Property

Our intellectual property assets include copyrights, trademarks and trademark applications, patents and patent applications, domain names, trade secrets and licenses of intellectual property rights of various kinds. These intellectual property assets, both in the United States and in other countries around the world, are, collectively, among our most valuable assets. We rely on a combination of copyright, trademark, patent, trade secret and unfair competition laws as well as contractual provisions to protect these assets. The duration and scope of the protection afforded to our intellectual property depend on the type of property in question and the laws and regulations of the relevant jurisdiction. In the case of licenses, they also depend on contractual provisions. We consider the AOL brand and our other brands to be some of our most valuable assets and these assets are protected by numerous trademark registrations in the United States and globally. These registrations may generally be maintained in effect for as long as the brand is in use in the respective jurisdictions.

Google Alliance

In April 2006, AOL, Google and Time Warner completed the issuance to Google of a 5% equity interest in us and entered into agreements in March 2006 which expanded their existing strategic alliance. Under the expanded alliance, Google provides our consumers with a general, Internet-based search experience that utilizes Google’s organic web search results and additional links on the search results page that showcase contextually relevant AOL and third-party content and information (adjacent to the search results), as well as a variety of search-related features (such as suggesting related searches to help users further refine their search queries). We also provide our consumers with relevant paid text-based search advertising through our relationship with Google, in which we provide consumers search-based sponsored link ads in response to their search queries. In addition, Google provides us with the use of a white-labeled, modified version of its advertising platform to enable us to sell search-based keyword advertising directly to advertisers on AOL Properties, provides us with advertising credits for promotion of AOL Properties on Google’s network, provides other promotional opportunities for our content and collaborates with us on a number of other areas.

On July 8, 2009, Time Warner completed the purchase of Google’s 5% interest in us. See “Note 4: Business Acquisitions, Dispositions and Other Significant Transactions” in our accompanying consolidated financial statements for additional information on this purchase.

Competition

We compete for the time and attention of consumers with a wide range of Internet companies, including Yahoo! Inc., Google, Microsoft Corporation’s MSN, IAC/Interactive Corp. and social networking sites such as Facebook, Inc. and News Corporation’s MySpace, as well as traditional media companies which are increasingly offering their own Internet products and services.

We compete for advertisers and publishers with a wide range of companies offering competing advertising products, technology and services, aggregators of such advertising products, technology and services and aggregators of third-party advertising inventory. In addition to those companies listed above, competitors include WPP plc (24/7 Real Media) and ValueClick, Inc. Competition among these companies has been intensifying and may lead to continuing decreases in prices for certain advertising inventory, particularly in light of current economic conditions where advertisers in certain categories are lowering their marketing expenditures.

Our subscription access service competes with other Internet access providers, especially broadband providers.

Internationally, our primary competitors are global enterprises such as Yahoo!, Google, MSN, IAC, Facebook, MySpace and other social networking sites, as well as a large number of local enterprises.

The Internet industry is dynamic and rapidly evolving, and new and popular competitors, such as social networking sites, providers of communications tools and providers of advertising services, frequently emerge.

Government Regulation and Other Regulatory Matters

Our business is subject to various federal and state laws and regulations, particularly in the areas of privacy, data security and consumer protection.

Laws and regulations applicable to our business include the following:

•

The Children’s Online Privacy Protection Act of 1998 and the Federal Trade Commission’s related implementing regulations, which prohibit the collection of personal information from users under the age of 13 without parental consent. In addition, there has been an international movement to provide additional protections to minors who are online which, if enacted, could result in substantial compliance costs.

•

The Digital Millennium Copyright Act of 1998, parts of which limit the liability of certain eligible online service providers for listing or linking to third-party websites that include materials which infringe copyrights or other intellectual property rights of others.

•	The Communications Decency Act of 1996, sections of which provide certain statutory protections to online service providers who distribute third-party content.

•	The PROTECT Our Children Act of 2008, which requires online services to report and preserve evidence of violations of federal child pornography laws under certain circumstances.

•	The Electronic Communications Privacy Act of 1986, which sets forth the provisions for access, use, disclosure and interception and privacy protections of electronic communications.

•

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, which establishes requirements for those who send commercial e-mail, sets forth penalties for e-mail “spammers” and companies whose products are advertised in spam if they violate the law and gives consumers the right to ask e-mailers to stop spamming them.

Our marketing and billing activities are subject to regulation by the Federal Trade Commission and each of the states and the District of Columbia under both general consumer protection laws and regulations prohibiting unfair or deceptive acts or practices as well as various laws and regulations mandating disclosures, authorizations, opt-out procedures and record-keeping for particular sorts of marketing and billing transactions. These laws and regulations include, for example, the Telemarketing Sales Rule, federal and state “Do Not Call” statutes, the Electronic Funds Transfer Act, Regulation E and anti-cramming regulations promulgated by state Public Utilities Commissions and other regulatory bodies. Moreover, our ability to bill under certain payment methods is subject to commercial agreements including, for example, the Credit Card Association rules and agreements between our payment aggregator and telephone carriers.

We regularly receive and resolve inquiries relating to marketing and billing issues from state Attorneys General, the Federal Trade Commission and the Federal Communications Commission and, over the course of more than 20 years of operations, we have entered into several Consent Orders, Assurances of Voluntary Compliance/Discontinuance and settlements pursuant to which we have implemented a series of consumer protection safeguards. Examples include the prohibition of consumer retention-related compensation to call center personnel based either on non-third-party verified retention transactions or minimum retention thresholds; implementing tools that mandate adherence to various consumer protection procedural safeguards around marketing, sales, registration, cancellation, retention and reactivation transactions; recordation and retention of particular call types; enabling and requiring full customer support for disabled consumers; and implementing regular training programs and monitoring mechanisms to ensure compliance with these obligations.

In the United States, Internet access services are generally classified as “information services” which are not subject to regulation by the Federal Communications Commission.

Various international laws and regulations also affect our growth and operations. In addition, various legislative and regulatory proposals under consideration from time to time by the United States Congress and various federal, state and international authorities have materially affected us in the past and may materially affect us in the future. In particular, federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of third-party web “cookies” for behavioral advertising. We use cookies, which are small text files placed in a consumer’s browser, to facilitate authentication, preference management, research and measurement, personalization and advertisement and content delivery. In the Third Party Network, cookies or similar technologies help present, target and measure the effectiveness of advertisements. More sophisticated targeting and measurement facilitate enhanced revenue opportunities. The regulation of these “cookies” and other current online advertising practices could adversely affect our business.

Marketing

We believe the most effective type of marketing in the near term will be our ability to deliver compelling content and relevant products and services to the millions of consumers who visit us each day. On December 10, 2009, we launched a new AOL brand identity to the world. We intend to seek opportunities to integrate AOL into high impact events, select targeted promotions and partnerships with complementary brands that will add meaningful growth to our audience base and in our premium content offerings and communications tools.

Employees

As of December 31, 2009, we employed approximately 6,700 people, based in 19 countries around the world, including the United States, India, the United Kingdom, Germany, Ireland, Israel, France and Canada. At that time, the country outside of the United States where we had the largest employee population was India, with over 1,000 employees. We are in the midst of a significant restructuring initiative which began late in 2009 and we expect to reduce our total workforce by nearly one-third in connection with this restructuring initiative, prior to hiring of new employees in areas of strategic focus. In addition, we plan to reduce our cost base in the United Kingdom and cease or reduce operations in a number of other countries. A significant number of our international employees support our domestic operations. In general, we consider our relationship with employees to be good.

Global Presence

As of December 31, 2009, we had AOL-branded and co-branded portals and websites in North and South America, Europe and the Asia Pacific region. We offer Internet access service under the AOL-brand in the United States and Canada and have advertising operations in the United States, Canada and Europe, as well as in Japan through a joint venture with Mitsui & Co., Ltd. As part of our recent restructuring initiative to better align our organizational structure and costs with our strategy, we plan to reduce our cost base in the United Kingdom and cease or reduce operations in a number of other countries. Specifically, we plan to significantly reduce our presence in Europe by reducing our operations in France and Germany and ceasing operations in a number of other countries. In certain of these countries, we are currently consulting with employees or employee representatives in accordance with applicable legal requirements. For geographic area data for the years ended December 31, 2009, 2008 and 2007, see “Note 1: Description of Business, Basis of Presentation and Summary of Significant Accounting Policies” in our accompanying consolidated financial statements.

Seasonality

In the fourth quarter, we have historically seen a sequential increase in advertising revenues associated with holiday advertising; however, this fluctuation can be offset by adverse economic conditions. Additionally, in the first quarter we have historically seen a sequential increase in average monthly churn of domestic AOL-brand access subscribers (the number of subscribers that terminate or cancel our services, factoring in new and reactivated subscribers).

WHERE YOU CAN FIND MORE INFORMATION

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. Unless otherwise stated herein, these filings are not deemed to be incorporated by reference in this report. You may read and copy any documents filed by us at the Public Reference Room of the SEC, 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC’s website at http://www.sec.gov. Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “AOL”. You can inspect and copy reports, proxy statements and other information about us at the NYSE’s offices at 20 Broad Street, New York, New York 10005. We also maintain an Internet website at www.corp.aol.com. We use our website as a channel of distribution of material company information. Financial and other information regarding AOL is routinely posted on and accessible at http://www.corp.aol.com. In addition, you may automatically receive e-mail alerts and other information about AOL by visiting the “e-mail alerts” section at http://corp.aol.com/investor and enrolling your e-mail. We make available on our Internet website free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and any amendments to those reports as soon as practicable after we electronically file such reports with the SEC. In addition, copies of our (i) Corporate Governance Policy, (ii) charters for the Audit and Finance Committee, Compensation Committee and Nominating and Governance Committee and (iii) Standards of Business Conduct and Code of Ethics for Our Senior Executive and Senior Financial Officers are available through our Internet website at http://corp.aol.com/corporate-policy. Our website and the information posted on it or connected to it shall not be deemed to be incorporated by reference into this report.

Executive Officers of the Registrant

The following sets forth certain information as of March 2, 2010 concerning our executive officers.

Mr. Tim Armstrong

Mr. Armstrong, age 39, has served as Chairman and Chief Executive Officer of AOL since April 7, 2009. Prior to that, Mr. Armstrong was President, Americas Operations of Google Inc. Mr. Armstrong joined Google in 2000 as Vice President, Advertising Sales, and in 2004 was promoted to Vice President, Advertising and Commerce and then in 2007 he was named President, Americas Operations and SVP. Before joining Google, Mr. Armstrong served as Vice President of Sales and Strategic Partnerships for Snowball.com from 1998 to 2000. Prior to that, he served as Director of Integrated Sales and Marketing at Starwave’s and Disney’s ABC/ESPN Internet Ventures. Mr. Armstrong started his career by co-founding and running a newspaper based in Boston, Massachusetts. Mr. Armstrong is a trustee of Connecticut College and Lawrence Academy and is on the board of the Ad Council.

Mr. Arthur Minson

Mr. Minson, age 39, has served as Executive Vice President and Chief Financial Officer of AOL since September 8, 2009. Prior to that, Mr. Minson served as Executive Vice President and Deputy Chief Financial Officer at Time Warner Cable Inc. Prior to joining Time Warner Cable in February 2006, Mr. Minson was Senior Vice President, Corporate Finance and Development at AOL from December 2004 to February 2006. Prior to that, Mr. Minson was Senior Vice President, Finance for AOL’s Broadband and Premium Services division from April 2004 to December 2004. Mr. Minson has also held senior finance positions at Rainbow Media Holdings, Inc. and Time Warner. Mr. Minson began his career in the audit practice of Ernst and Young LLP.

Mr. Dave Harmon

Mr. Harmon, age 42, has served as AOL’s Executive Vice President, Human Resources since November 2007 and has also served as Executive Vice President, Corporate Services since September 2009. Prior to that, Mr. Harmon served as Senior Vice President of AOL’s HR Solution Center from July 2007 until October 2007. Mr. Harmon joined AOL in 2003 as Vice President, Human Resources. Prior to that, he served as Vice President, New Business Development at Footstarworks, a division of Footstar, Inc. Mr. Harmon joined Footstar in 1998 as Vice President, Human Resources. Prior to that, Mr. Harmon was at PepsiCo, Inc. and Cooper Industries in multiple human resources positions for approximately eight years.

Mr. Ira Parker

Mr. Parker, age 53, has served as Executive Vice President, General Counsel of AOL since 2006. Mr. Parker has also served as Executive Vice President, Corporate Development from February 2009 to September 2009, as Corporate Secretary from 2006 to December 2009, and also, from January 2008 to June 2009, as Executive Vice President, Business Development. Prior to joining AOL, Mr. Parker served as Vice President and General Counsel, Corporate Secretary, and Chief Compliance Officer at Polaroid Corp. Prior to joining Polaroid in February 2004, Mr. Parker served as President and Chief Executive Officer at Genuity, Inc. from February 2003 to December 2003. Prior to that, he was Executive Vice President, General Counsel, Corporate Secretary, and Chief Compliance Officer of Genuity. Prior to joining Genuity in June 2000, Mr. Parker was Vice President and Deputy General Counsel at GTE Corp. for two years and was a partner in the Washington, D.C. law firm Alston & Bird for three years. Before that, Mr. Parker spent nearly 10 years with the Federal Deposit Insurance Corp. in Washington, D.C. in various legal positions including Vice President and Deputy General Counsel of the FDIC’s Resolution Trust Corporation.

Ms. Tricia Primrose Wallace

Ms. Primrose Wallace, age 45, has served as Executive Vice President, Corporate Communications of AOL since January 2007. Prior to that, Ms. Primrose Wallace was Vice President, Corporate Communications at AOL from March 2005. Ms. Primrose Wallace joined AOL in 1999 and from 2001 to March 2005, Ms. Primrose Wallace was Vice President, Corporate Communications at Time Warner. Prior to that, she served as an Executive Vice President for the strategic communications firm Robinson Lerer & Montgomery from January 1997 to October 1999.

ITEM 1A.	RISK FACTORS

The risks and uncertainties described below are those which we consider material and of which we are currently aware. In addition, this Annual Report contains forward-looking statements that involve risks and uncertainties. You should carefully read the section “Cautionary Statement Concerning Forward-Looking Statements”.

If any of the following events occur, our business, financial condition or results of operations could be materially and adversely affected and the trading price of our common stock could materially decline.

Risks Relating to Our Business

Our strategic shift to an online advertising-supported business model involves significant risks.

Following our strategic shift in 2006 from focusing primarily on generating subscription revenues to focusing primarily on attracting and engaging Internet consumers and generating advertising revenues, we have become increasingly dependent on advertising revenues as our subscription access service revenues continue to decline. We have not been able to generate sufficient growth in our advertising revenues to offset the loss of subscription access service revenues we have experienced in recent years. In order for us to increase advertising revenues in the future, we believe it will be important to increase our overall volume of advertising sold, including sales of advertising through our higher-priced channels, and to maintain or increase pricing for advertising. Our cash flows over the next several years will be adversely affected by the continued decline of access subscribers. Additionally, advertising revenues are more unpredictable and variable than our subscription access service revenues, and are more likely to be adversely affected during economic downturns, as spending by advertisers tends to be cyclical in line with general economic conditions. Further, because subscription revenues have relatively low direct costs, the expected decline in subscription revenues will likely result in declines in operating income and cash flows for the foreseeable future, even if we achieve significant growth in advertising revenues. If we are unable to successfully implement our strategic plan and grow the earnings generated by our online advertising services, we may not be able to support our business in the future.

Accordingly, we have recently implemented several restructuring plans to better align our organizational structure and costs with our strategy. We expect to continue to actively manage our costs. However, if we do not fully realize or maintain the anticipated benefits of our restructuring plans and cost reduction initiatives, our business could be adversely affected.

If we do not continue to develop and offer compelling content, products and services, our ability to attract new consumers or maintain the engagement of our existing consumers could be adversely affected.

In order to attract consumers and generate increased engagement on AOL Properties, we believe we must offer compelling content, products and services. However, acquiring, developing and offering new content, products and services, as well as new functionality, features and enhanced performance of our existing content, products and services, may require significant costs and time to develop. In addition, consumer tastes are difficult to predict and subject to rapid change. If we are unable to provide content, products and services that are sufficiently attractive and relevant to consumers (including subscribers to our subscription access service), we may not be able to attract new consumers or maintain or increase our existing consumers’ engagement. Even if we successfully develop and offer compelling content, products and services, we may not be able to attract new consumers and maintain or increase our existing consumers’ engagement.

In general, subscribers to our subscription access service are among the most engaged consumers on AOL Properties, including search. As our subscriber base declines, we need to maintain the engagement of former subscribers and increase the number and engagement of other consumers on AOL Properties in order to successfully execute our business model. There can be no assurance that we will be able to maintain the engagement of former subscribers or attract and engage sufficient other consumers to sustain or increase historical engagement levels on AOL Properties. If we cannot do so, our business could be adversely affected.

Even if we are able to attract new consumers to, and generate increased engagement on, AOL Properties, we may not be able to maintain or increase our advertising revenues associated with AOL Properties.

Different AOL Properties generate varying volumes of advertising that are sold at a range of prices. To the extent our consumers are active on AOL Properties where we do not deliver a high volume of advertisements or high-priced advertisements, we are limited in our ability to generate advertising revenues from such activity. Accordingly, if we are not able to attract and engage consumers to those AOL Properties that typically generate higher-priced and higher-volume advertising, our advertising revenues may not increase even if the aggregate number of consumers on AOL Properties increases and their aggregate engagement increases.

Our restructuring actions may not deliver the expected results and these actions may adversely affect our business operations, particularly in the near future.

We undertook various restructuring activities in 2009 and the first quarter of 2010 in an effort to better align our organizational structure and costs with our strategy. As part of our restructuring activities we implemented voluntary and involuntary separation programs which we expect to result in the reduction of nearly one-third of our workforce, prior to hiring of new employees in areas of strategic focus. Certain employees who participated in the voluntary separation program have unique and specific areas of expertise which are important to our strategic objectives. Even if we are able to attract new personnel to replace these key employees, we may still experience a disruption in our ability to perform functions critical to our strategy given the significant reduction in the number of our employees. While we strive to reduce the negative impact of the departure of such a large number of our employees, this reduction could result in significant disruptions to our operations, particularly in the near future, including adversely affecting the timeliness of product releases, the successful implementation and completion of our strategic objectives and the results of our operations.

We face intense competition in all aspects of our business.

The Internet industry, with its low barriers to entry and rapidly shifting consumer tastes, is dynamic and rapidly evolving. New and popular competitors, such as social networking sites, online advertising businesses and providers of communication tools, quickly emerge. Competition among companies offering advertising products, technology and services, and aggregators of third-party products and services, is intense. Internationally, we face intense competition from both global and local competitors. In addition, competition may generally cause us to incur unanticipated costs associated with research and product development.

The competition faced by our subscription access service, especially from broadband Internet access providers, could cause the number of our subscribers to decline at a faster rate than experienced in the past. Dial-up Internet access services do not compete favorably with broadband access services with respect to connection speed and do not have a significant, if any, price advantage over certain broadband services. Many broadband providers, including cable companies, bundle their offerings with telephone, entertainment or other services, which may result in lower prices than stand-alone services. Based on customer survey information, the majority of our canceling access subscribers either already has broadband Internet connections or is leaving for broadband Internet connections. Broadband penetration of U.S. households increased from 28% in 2004 to 69% in 2009 and the number of U.S. households with dial-up access decreased from approximately 44 million in 2004 to 10 million in 2009. In addition to competition from broadband providers, competition among dial-up Internet access service providers is intense.

There can be no assurance that we will be able to compete successfully in the future with existing or potential competitors or that competition will not adversely affect our business.

Weak economic conditions could adversely affect our revenues.

The global economy has been in a recession, and the future economic environment may continue to be less favorable than that of recent years. These weak economic conditions could lead to further reduced advertising spending in the foreseeable future. Because we derive a substantial portion of our revenues from the sale of advertising, declines and delays in advertising spending could continue to reduce our revenues. Advertising spending by companies in certain sectors that have been significantly impacted by the downturn in the economy represents a significant portion of our advertising revenues, and any economic or other changes resulting in a significant reduction in the advertising spending of these or other sectors could further adversely affect our advertising revenues.

Additionally, declines in consumer spending due to weak economic conditions may cause advertisers to reduce their spending if consumers are purchasing fewer of their products or services, ultimately resulting in downward pricing pressure on our advertising inventory. As a result, declines in consumer spending could indirectly adversely affect our advertising revenues.

While we do not believe that our subscription access service has been adversely affected by the recession, there is a risk that existing subscribers may elect to cancel their subscriptions as a result of the weaker economic climate. Should this occur, we may experience an accelerated decline in our subscription revenues.

Demand and pricing for, and volume sold of, online advertising may face downward pressure which would adversely affect our advertising revenues.

During 2009, we experienced lower demand from advertisers across a number of advertiser categories that have been significantly impacted by weak global economic conditions. In order for us to maintain or increase advertising revenues in the future, we believe it will be important to increase our overall volume of advertising sold, including sales of advertising through our higher-priced channels, and to maintain or increase pricing for advertising. If overall demand continues to decline or if overall pricing declines occur, our advertising revenues could be adversely affected.

We are dependent on a third-party search provider.

We do not own or control a general text-based web search service. Instead, Google is, except in certain limited circumstances, the exclusive web search provider for AOL Properties. In 2009, search advertising revenues comprised approximately one-third of our total advertising revenues. Changes that Google has made and may unilaterally make in the future to its search service or advertising network, including changes in pricing, algorithms or advertising relationships, could adversely affect our advertising revenues. Furthermore, except in certain limited circumstances, we have agreed to use Google’s algorithmic search and sponsored links on an exclusive basis in the United States through December 19, 2010. Upon expiration of this agreement, there can be no assurance that the agreement will be renewed, or, if the agreement is renewed, that we would receive the same or a higher revenue share as we do under the current agreement. In addition, there can be no assurance that if we enter into an arrangement with an alternative search provider the terms would be as favorable as those under the current Google agreement. Even if we were to enter into an arrangement with an alternative search provider with terms as or more favorable than those under the current Google agreement, such an arrangement might generate significantly lower search advertising revenues for us if the alternative search provider is not able to generate search advertising revenues as successfully as Google currently does.

Because we do not own or control such a search service, we are not able to package and sell search advertising along with display advertising services outside of AOL Properties. As search advertising represents a significant portion of online advertising spending, we believe that our lack of a proprietary search service could adversely affect our ability to maintain and increase advertising revenues.

We may need to raise additional capital, and we cannot be sure that additional financing will be available.

While subsequent to our separation from Time Warner we have funded our ongoing working capital, capital expenditure and financing requirements through cash flows from operations and we currently have available borrowing capacity under our new 364-day senior secured revolving credit facility, we may require additional financing in the future. Our ability to obtain future financing will depend on, among other things, our financial condition and results of operations as well as the condition of the capital markets or other credit markets at the time we seek financing. Time Warner provided a guarantee of our revolving credit facility in order to facilitate its arrangement in connection with the spin-off. However, Time Warner will not provide guarantees with respect to our future financings, and without the benefit of such guarantee, we may not be able to obtain replacement or other future financing on terms acceptable to us in a timely manner, or at all. Our ability to fund our working capital, capital expenditure and financing requirements in the future may be adversely affected if we are unable to extend the credit facility beyond the 364-day term or obtain a new credit facility or other financing on acceptable terms. If we are unable to enter into the necessary financing arrangements or sufficient funds are not available on acceptable terms when required, we may not have sufficient liquidity and our business may be adversely affected.

The terms of our new revolving credit facility contain restrictive covenants which limit our business and financing activities.

The terms of our new revolving credit facility include customary covenants which impose restrictions on our business and financing activities, subject to certain exceptions or the consent of our lenders and Time Warner as guarantor, including, among other things, limits on our ability to incur additional debt, create liens, enter into merger, acquisition and divestiture transactions, pay dividends and engage in transactions with affiliates. The credit facility contains certain customary affirmative covenants, including a requirement that we maintain a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, and customary events of default. Our ability to comply with these covenants may be adversely affected by events beyond our control, including economic, financial and industry conditions. A breach of any of the credit facility covenants, including a failure to maintain a required ratio or meet a required test, may result in an event of default. This may allow our lenders to declare all amounts outstanding under the credit facility, together with accrued interest, to be immediately due and payable. If this occurs, we may not be able to refinance the accelerated indebtedness on acceptable terms, or at all, or otherwise repay the accelerated indebtedness. In addition, we are restricted from extending, renewing or increasing our obligations under our new revolving credit facility, and the documentation entered into in connection with the facility may not be amended, modified, waived or released, in each case, without the consent of Time Warner, which may limit our ability to react to changes in financing needs or obtain relief from covenant restrictions in the event necessary.

If we cannot make our content, products and services available and attractive to consumers via devices other than personal computers, our ability to attract consumers and maintain or increase their engagement could be adversely affected.

Global consumers are increasingly accessing and using the Internet through devices other than personal computers, such as digital devices (e.g., smartphones). In order for consumers to access and use our content, products and services via these devices, we must ensure that our content, products and services are compatible with such devices. We also need to secure arrangements with device manufacturers and wireless carriers in order to have placement on these devices. We must also ensure that our licensing arrangements with third-party content providers allow us to make this content available on these devices. If we cannot effectively make our content, products and services available on these devices, fewer consumers may access and use our content, products and services. In addition, we must develop and offer effective advertising solutions on these devices in order to generate advertising revenues from the use of such devices by our consumers. If we are not able to attract and engage consumers via these devices or develop effective advertising solutions for such devices, our business could be adversely affected.

We rely on legacy technology infrastructure and a failure to update or replace this technology infrastructure could adversely affect our business.

Significant portions of our content, products and services are dependent on technology infrastructure that was developed a number of years ago. In addition, we incur significant costs operating our business with multiple and often contradictory technology platforms and infrastructure. Updating and replacing our technology infrastructure may be challenging to implement and manage, may take time to test and deploy, may cause us to incur substantial costs and may cause us to suffer data loss or delays or interruptions in service. These delays or interruptions in service may cause our consumers, advertisers and publishers to become dissatisfied with our offerings and could adversely affect our business.

Our dependence on legacy technology infrastructure may also put us in a weaker position relative to a number of our key web services competitors. Competitors with newer technology infrastructure may have greater flexibility and be in a position to respond more quickly than us to new opportunities, which may impact our competitive position in certain markets and adversely affect our business.

In addition, many of our employees with the necessary skills to maintain and repair our legacy technology infrastructure have either been reassigned within AOL or are no longer with AOL, creating a potential gap in our ability to service and support this legacy infrastructure. This potential gap may be exacerbated by our recent restructuring activities.

If we are unable to hire, engage and retain key personnel, our business could be adversely affected.

We are dependent on our ability to hire, engage and retain talented, highly-skilled employees, including employees with specific areas of expertise. Accomplishing this may be difficult due to many factors, including the impact of our restructuring plans on employee morale, the geographic location of our main corporate and business offices, fluctuations in global economic and industry conditions, frequent changes in our management and leadership and the attractiveness of our compensation programs relative to those of our competitors. If we do not succeed in retaining and engaging our key employees and in attracting new key personnel, including personnel with specific areas of expertise, we may be unable to meet our strategic objectives and, as a result, our business could be adversely affected.

Further, due to past changes in our strategic direction and recent restructuring activities, we may not have employees whose skills fully align with those required to achieve our strategic objectives. In some cases, we may need to hire suitably skilled employees to address strategic challenges we may encounter in the future.

A failure to scale and adapt our existing technology architecture to manage the expansion of our offerings could adversely affect our business.

We expect to continue to expand our offerings to consumers, advertisers and publishers. Expanding the amount and type of our offerings will require substantial expenditures to scale or adapt our technology infrastructure. The technology architectures utilized for our consumer offerings and advertising services are highly complex and may not provide satisfactory support as usage increases and products and services expand, change and become more complex in the future. We may make additional changes to our architectures and systems to deliver our consumer offerings and services to advertisers and publishers, including moving to completely new technology architectures and systems. Such changes may be challenging to implement and manage, may take time to test and deploy, may cause us to incur substantial costs and may cause us to suffer data loss or delays or interruptions in service. These delays or interruptions in service may cause consumers, advertisers and publishers to become dissatisfied with our offerings and could adversely affect our business.

If we cannot effectively distribute our content, products and services, our ability to attract new consumers could be adversely affected.

As the Internet audience continues to fragment, distribution of our content, products and services via traditional methods (e.g., toolbars) may become less effective, and new distribution strategies may need to be developed. Even if we are able to distribute our content, products and services effectively, this does not assure that we will be able to attract new consumers.

Currently, an important distribution channel for AOL Properties is through our subscription access service. However, our access service subscriber base has declined and is expected to continue to decline. This continued decline is likely to reduce the effectiveness of our subscription access service as a distribution channel. If we are unable to grow organically by attracting new consumers to our content, products and services, we may need to rely on distribution channels that require us to pay significant fees to third parties. Furthermore, these fees have been increasing as Internet companies compete for a limited number of premium distribution channels. Any increased reliance on these third-party distribution channels could adversely affect our business.

If we cannot continue to develop and offer effective advertising products and services, our advertising revenues could be adversely affected.

Growth in our advertising revenues depends on our ability to continue offering effective products and services for advertisers and publishers. Continuing to develop and improve these products and services may require significant time and costs. If we cannot continue to develop and improve our advertising products and services, our advertising revenues could be adversely affected. Furthermore, if we cannot enhance our existing advertising offerings or develop new advertising offerings or technologies to keep pace with market trends, including new technologies that more effectively or efficiently plan, price or target advertising, our advertising revenues could be adversely affected.

Our access service subscriber base could decline faster than we currently anticipate.

Our access service subscriber base has declined and is expected to continue to decline. This decline is the result of several factors, including the increased availability of high-speed Internet broadband connections, the fact that a significant amount of online content, products and services has been optimized for use with broadband Internet connections and the effects of our strategic shift announced in 2006, which resulted in significantly reduced marketing efforts for our subscription access service and the free availability of the vast majority of our content, products and services. Also, a substantial number of the subscribers to our subscription access service do not use the service to access the Internet on a regular basis and may terminate their subscription at any time. In addition, we must maintain the current payment method information of our subscribers and, if we fail to do so, we may lose paid relationships with some of our access subscribers. If any of these factors result in our access subscriber base declining faster than we currently anticipate, our subscription revenues and business could be adversely affected.

A disruption or failure of our networks and information systems, the Internet or other technology may disrupt our business.

Our business is heavily dependent on the availability of network and information systems, the Internet and other technologies. Shutdowns or service disruptions caused by events such as criminal activity, computer viruses, denial of service attacks, power outages, natural disasters, accidents, terrorism or other events within or outside our control could adversely affect us and our consumers, including through service disruption, damage to equipment and data and excessive call volume to call centers. Such an event could result in large expenditures necessary to repair or replace such networks or information systems or to protect them from similar events in the future. Significant incidents could result in a disruption of our business, consumer dissatisfaction and a loss of consumers or revenues.

We are dependent on third-party providers of telecommunications services.

Although we currently have agreements with several different third-party telecommunications service providers, there are only a limited number of such providers that are capable of providing our network services. To the extent that we cannot renew or extend our contracts with these providers on similar terms or to the extent that we cannot acquire similar network capacity from other providers on similar terms, the cost of obtaining network services may increase and our financial results could be adversely affected. In addition, because of the limited number of telecommunications services providers, in the event that a provider decides to exit the business of providing telecommunications services, our ability to maintain the geographic scope of these network services could be adversely affected. In such an event, certain consumers in the affected geographic areas would be unable to continue to use our subscription access service and our business could be adversely affected.

If we cannot continue to enforce and protect our intellectual property rights, our business could be adversely affected.

We rely on patent, copyright, trademark, domain name and trade secret laws in the United States and similar laws in other countries, as well as licenses and other agreements with our employees, consumers, suppliers and other parties, to establish and maintain our intellectual property rights in the technology, content, products and services used in our operations. These laws and agreements may not guarantee that our intellectual property rights will be protected and our intellectual property rights could be challenged or invalidated. In addition, such intellectual property rights may not be sufficient to permit us to take advantage of current industry trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of offerings, decreased traffic and associated revenue or otherwise adversely affect our business.

We have been, and may in the future be, subject to claims of intellectual property infringement that could adversely affect our business.

Periodically, third parties claim that we infringe their intellectual property rights. We expect to continue to be subject to claims and legal proceedings regarding alleged infringement by us of the intellectual property rights of others. These claims, whether meritorious or not, are time-consuming and costly to resolve, and may require expensive changes in our methods of doing business and/or our content, products and services. These intellectual property infringement claims may require us to enter into royalty or licensing agreements on unfavorable terms or to incur substantial monetary liability. Additionally, these claims may result in our being enjoined preliminarily or permanently from further use of certain intellectual property and/or our content, products and services, or may require us to cease or significantly alter certain of our operations. The occurrence of any of these events as a result of these claims could result in substantially increased costs, could limit or reduce the number of our offerings to consumers, advertisers and publishers or otherwise adversely affect our business.

Some of our commercial agreements may require us to indemnify parties against intellectual property infringement claims, which may require us to use substantial resources to defend against or settle such claims or, potentially, to pay damages. Additionally, we may be exposed to liability or substantially increased costs if a commercial partner does not honor its contractual obligation to indemnify us for intellectual property infringement claims made by third parties. The occurrence of any of these events could adversely affect our business.

The misappropriation, release, loss or misuse of AOL data or consumer or other data could adversely affect our business.

Our business utilizes significant amounts of data about our business, consumers and our advertising and publishing partners in order to deliver our content, products and services and our advertising solutions. The misappropriation, release, loss or misuse of this data, whether by accident, omission or as the result of criminal activity, computer hacking, natural disasters, terrorism or other events, could lead to negative publicity, harm to our reputation, customer dissatisfaction, regulatory enforcement actions or individual or class-action lawsuits or significant expenditures to recover the data or protect data from similar releases in the future, and may otherwise adversely affect our business.

Changes to federal, state or international laws or regulations applicable to our business could adversely affect our business.

Our business is subject to a variety of federal, state and international laws and regulations, including those with respect to advertising generally, consumer protection, content regulation, intellectual property, privacy, defamation, child protection, advertising to and collecting information from children, taxation and billing. These laws and regulations and the interpretation or application of these laws and regulations could change. In addition, new laws or regulations affecting our business could be enacted. These laws and regulations are frequently costly to comply with and may divert a significant portion of management’s attention. If we fail to comply with these applicable laws or regulations, we could be subject to significant liabilities which could adversely affect our business.

There are several federal laws that specifically affect our business, including the following:

•

The Children’s Online Privacy Protection Act of 1998 and the Federal Trade Commission’s related implementing regulations, which prohibit the collection of personal information from users under the age of 13 without parental consent. In addition, there has been an international movement to provide additional protections to minors who are online which, if enacted, could result in substantial compliance costs.

•

The Digital Millennium Copyright Act of 1998, parts of which limit the liability of certain eligible online service providers for listing or linking to third-party websites that include materials which infringe copyrights or other intellectual property rights of others.

•	The Communications Decency Act of 1996, sections of which provide certain statutory protections to online service providers who distribute third-party content.

•	The PROTECT Our Children Act of 2008, which requires online services to report and preserve evidence of violations of federal child pornography laws under certain circumstances.

•	The Electronic Communications Privacy Act of 1986, which sets forth the provisions for access, use, disclosure and interception and privacy protections of electronic communications.

In addition, many states have enacted legislation governing the breach of data security in which sensitive consumer information is released or accessed. If we fail to comply with these applicable laws or regulations we could be subject to significant liabilities which could adversely affect our business.

Many of our advertising partners are subject to industry specific laws and regulations or licensing requirements, including advertisers in the following industries: pharmaceuticals, online gaming, alcohol, adult content, tobacco, firearms, insurance, securities brokerage, real estate, sweepstakes, free trial offers, automatic renewal services and legal services. If any of our advertising partners fail to comply with any of these licensing requirements or other applicable laws or regulations, or if such laws and regulations or licensing requirements become more stringent or are otherwise expanded, our business could be adversely affected.

Failure to comply with federal, state or international privacy laws or regulations, or the expansion of current or the enactment of new privacy laws or regulations, could adversely affect our business.

A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. We have posted privacy policies and practices concerning the collection, use and disclosure of user data on our websites. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders or other federal, state or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or others or other liabilities, which could adversely affect our business. In addition, a failure or perceived failure to comply with industry standards or with our own privacy policies and procedures could result in a loss of consumers or advertisers and adversely affect our business.

Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of third-party web “cookies” for behavioral advertising. We use cookies, which are small text files placed in a consumer’s browser, to facilitate authentication, preference management, research and measurement, personalization and advertisement and content delivery. In the Third Party Network, cookies or similar technologies help present, target and measure the effectiveness of advertisements. The regulation of these “cookies” and other current online advertising practices could adversely affect our business.

Changes to products, technology and services made by third parties and consumers could adversely affect our business.

We are dependent on many products, technologies and services provided by third parties, including browsers, data and search indexes, in order for consumers to use our content, products and services, as well as to deliver, measure, render and report advertising. Any changes made by these third parties or consumers to functionality, features or settings of these products, technologies and services could adversely affect our business. For example, third parties may develop, and consumers may install, software that is used to block advertisements or delete cookies, or consumers may elect to manually delete cookies more frequently. Likewise, search services providers may adjust their algorithms and indexes, which may hinder the ability of consumers to reach and use our content, products and services. This risk is increased because there are a small number of search services providers and any change made by one or more of these providers could significantly affect our business. The widespread adoption of these products and technologies or changes to current products, technologies and services could adversely affect our business.

Acquisitions of other businesses could adversely affect our operations and result in unanticipated liabilities.

Since January 1, 2008, we have acquired 12 businesses and we are likely to make additional acquisitions and strategic investments in the future. The completion of acquisitions and strategic investments and the integration of acquired companies or assets involve a substantial commitment of resources. In addition, past or future transactions may be accompanied by a number of risks, including:

•	the uncertainty of our returns on investment due to the new and developing industries in which some of the acquired companies operate;

•

the adverse effect of known potential liabilities or unknown liabilities, such as claims of patent or other intellectual property infringement, associated with the companies acquired or in which we invest;

•

the difficulty of integrating technology, administrative systems, personnel and operations of acquired companies into our services, systems and operations and unanticipated expenses related to such integration;

•	the potential loss or disengagement of key talent at acquired companies;

•	the potential disruption of our ongoing business and distraction of our management;

•	additional operating losses and expenses of the businesses we acquire or in which we invest and the failure of such businesses to perform as expected;

•	the failure to successfully further develop acquired technology, resulting in the impairment of amounts currently capitalized as intangible assets;

•	the difficulty of reconciling potentially conflicting or overlapping contractual rights and duties; and

•	the potential impairment of relationships with consumers, partners and employees as a result of the combination of acquired operations and new management personnel.

The failure to successfully address these risks or other problems encountered in connection with past or future acquisitions and strategic investments could cause us to fail to realize the anticipated benefits of such transactions and incur unanticipated liabilities that could harm our business.

We face risks relating to doing business internationally that could adversely affect our business.

Our business operates and serves consumers globally. There are certain risks inherent in doing business internationally, including:

•	economic volatility and the current global economic recession;

•	currency exchange rate fluctuations;

•	the requirements of local laws and customs relating to the publication and distribution of content and the display and sale of advertising;

•	uncertain protection and enforcement of our intellectual property rights;

•	import or export restrictions and changes in trade regulations;

•	difficulties in developing, staffing and simultaneously managing a large number of foreign operations as a result of distance as well as language and cultural differences;

•	issues related to occupational safety and adherence to local labor laws and regulations;

•	potentially adverse tax developments;

•	longer payment cycles;

•	political or social unrest;

•	seasonal volatility in business activity;

•	risks related to government regulation;

•	the existence in some countries of statutory stockholder minority rights and restrictions on foreign direct ownership;

•	the presence of corruption in certain countries; and

•	higher than anticipated costs of entry.

One or more of these factors could adversely affect our business.

As part of our recent restructuring activities, we plan to cease or reduce operations in a number of countries. We could be at a competitive disadvantage in the long term if we are not able to capitalize on international opportunities in growth economies, especially as compared to our competitors who maintain a continuous expansive global presence. International expansion involves significant investment as well as risks associated with doing business abroad, as described above. Furthermore, investments in some regions can take a long period to generate an adequate return and in some cases there may not be a developed or efficient legal system to protect foreign investment or intellectual property rights. In addition, if we expand into new international regions, we may have limited experience in operating and marketing our products and services in such regions and could be at a disadvantage compared to competitors with more experience.

We could be subject to additional tax liabilities which could adversely affect our business.

International, federal, state and local tax laws and regulations affecting our business, or interpretations or application of these tax laws and regulations, could change. In addition, new international, federal, state and local tax laws and regulations affecting our business could be enacted or taxing authorities may disagree with our interpretation of tax laws and regulations. Our subscription access service is protected from taxation through the Federal Internet Tax Non-Discrimination Act, which is in effect until November 2014. However, faced with decreasing revenues, several states have sought to increase revenue by taxing advertising generally, Internet advertising specifically, or by increasing general business taxes. Imposing new taxes on advertising or Internet advertising would adversely affect us. An increase in general business taxes would adversely affect us if it occurred in a jurisdiction in which we operate. Other states have sought to expand the definition of “nexus” for the purpose of taxing goods and services sold over the Internet. If enacted, these new taxes would adversely affect our consumers and, as a result, could adversely affect our business.

We could be required to record significant impairment charges in the future.

We are required under generally accepted accounting principles to test goodwill for impairment at least annually, and to review our identifiable intangible assets when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that could lead to impairment of goodwill and identifiable intangible assets include significant adverse changes in the business climate and declines in the value of our business. We recorded a significant goodwill impairment charge in 2008 and while no goodwill impairment charge was recorded for 2009 as the estimated fair value exceeded the book value of our sole reporting unit, we may be required to record additional impairment charges (which would reduce our net income) in the future. Our estimated fair value is primarily based on our market capitalization and volatility in our stock price could have a significant impact on the estimated fair value of our sole reporting unit. If the estimated fair value of our reporting unit had been hypothetically lower by 5% as of December 31, 2009, the book value would have exceeded fair value by approximately $70 million, and the second step of the goodwill impairment test would have been required. As of December 31, 2009, our goodwill totaled $2,184.2 million.

We may be unable to achieve some or all of the benefits that we expect to achieve from our separation from Time Warner.

As an independent, publicly-traded company, we believe that our business benefits from, among other things, allowing us to better focus our financial and operational resources on our specific business, allowing our management to design and implement corporate strategies and policies that are based primarily on the business characteristics and strategic decisions of our business, allowing us to more effectively respond to industry dynamics and allowing the creation of effective incentives for our management and employees that are more closely tied to our business performance. However, we may be more susceptible to market fluctuations and other adverse events than we would have been were we still a subsidiary of Time Warner. In addition, we may not be able to achieve some or all of the benefits that we expect to achieve as an independent company in the time we expect, if at all. For example, it is possible that investors and securities analysts will not place a greater value on our business as an independent company than on our business as a subsidiary of Time Warner.

We may experience increased costs after the spin-off, as we operate as an independent company.

We have historically operated as part of Time Warner’s corporate organization, and Time Warner has assisted us by providing certain corporate functions. Following the spin-off, Time Warner has no obligation to provide assistance to us other than the interim services to be provided as described in “Note 13: Related Party Transactions” in our accompanying consolidated financial statements.

Because our business has previously operated as part of the wider Time Warner organization, we may incur additional costs that could adversely affect our business, as a result of operating independently.

Our historical financial information is not necessarily representative of the results we would have achieved as an independent, publicly-traded company and may not be a reliable indicator of our future results.

The historical financial information we have included in this Annual Report may not reflect what our results of operations, financial position and cash flows would have been had we been an independent, publicly-traded company during the periods presented, or what our results of operations, financial position and cash flows will be in the future as an independent company. This is primarily because:

•

we have entered into transactions with Time Warner that either have not existed historically or that are on different terms than the terms of arrangements or agreements that existed prior to the spin-off;

•

our historical financial information reflects allocations for certain services historically provided to us by Time Warner that may not reflect the costs we will incur for similar services in the future as an independent company; and

•

our historical financial information does not reflect changes that we expect to experience in the future as a result of our separation from Time Warner, including changes in the cost structure, personnel needs, financing and operations of our business.

We are responsible for the additional costs associated with being an independent, publicly-traded company, including costs related to corporate governance and public reporting. Therefore, our financial statements may not be indicative of our future performance as an independent company. For additional information about our past financial performance and the basis of presentation of our financial statements, see “Item 6—Selected Financial Data,” “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our accompanying consolidated financial statements and the notes thereto included elsewhere in this Annual Report.

We may have been able to receive better terms from unaffiliated third parties than the terms we receive in our agreements with Time Warner.

The agreements related to our separation from Time Warner, including the Separation and Distribution Agreement, Transition Services Agreement, Second Tax Matters Agreement, Employee Matters Agreement, Intellectual Property Cross-License Agreement, IT Applications and Database Agreement, Master Services Agreement for ATDN and Hosting Services and any other agreements, were negotiated in the context of our separation from Time Warner while we were still part of Time Warner. Accordingly, these agreements may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties. The terms of the agreements entered into in the context of our separation are related to, among other things, allocations of assets, liabilities, rights, indemnifications and other obligations among Time Warner and us. We may have received better terms from third parties because third parties may have competed with each other to win our business. See “Note 13: Related Party Transactions” in our accompanying consolidated financial statements for further information on the ongoing relationship with Time Warner.

Risks Relating to our Common Stock and the Securities Market

Our stock price may fluctuate significantly.

Our stock price may fluctuate significantly depending on many factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results due to factors related to our business;

•	success or failure of our business strategy;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	our ability to obtain financing as needed;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	overall market fluctuations;

•	changes in laws and regulations affecting our business; and

•	general economic conditions and other external factors.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. This has been particularly true in recent years for Internet services companies. These broad market fluctuations could adversely affect the trading price of our common stock.

Provisions in our amended and restated certificate of incorporation and by-laws and of Delaware law may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.

Our amended and restated certificate of incorporation and by-laws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the raider and to encourage prospective acquirors to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings and the right of our board to issue preferred stock without shareholder approval.

Delaware law also imposes some restrictions on mergers and other business combinations between any holder of 15% or more of our outstanding common stock and us.

We believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with our board and by providing our board with more time to assess any acquisition proposal. These provisions are not intended to make our company immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our board determines is not in the best interests of our company and our shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth certain information as of December 31, 2009 concerning our principal properties:

Description/Use/Location	Approximate Square Footage		Leased or Owned	Expiration Date, if Leased
Corporate Headquarters,	228,000		Leased	2023
770 Broadway, New York, New York

Corporate Campus,	1,398,000	(a)	Owned	N/A
Primary address at 22000 AOL Way, Dulles, Virginia

Dulles Technology Center,	180,000		Owned	N/A
22080 Pacific Boulevard, Dulles, Virginia

Manassas Technology Center,	228,000		Owned	N/A
7777 Infantry Ridge Road, Manassas, Virginia

Netscape Technology Center,	363,000	(b)	Leased	2010-2014
Executive, Administrative and Business Offices, 401, 464, 466, 468 and 475 Ellis, Mountain View, California

Development Center,	262,000		Leased	2012
RMZ EcoSpace Campus 1A Outer Ring Road, Bellandur, Bangalore, India

(a)	Approximately 663,000 square feet are leased to third-party tenants.
(b)	Approximately 195,000 square feet are subleased to third-party tenants.

In addition to the properties above, as of December 31, 2009 we owned and leased approximately 80 facilities for use as corporate offices, sales offices, development centers, technology centers and other operations in other locations in California, Colorado, the District of Columbia, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, New York, Ohio, Pennsylvania, Texas, Virginia and Washington and in the countries of Canada, China, Denmark, Finland, France, Germany, India, Ireland, Israel, Japan, Luxembourg, the Netherlands, Norway, Spain, Sweden and the United Kingdom.

We believe that our facilities are well-maintained and are sufficient to meet our current and projected needs. We also have an ongoing process to continually review and update our real estate portfolio to meet changing business needs.

ITEM 3.	LEGAL PROCEEDINGS

On May 24, 1999, two former AOL Community Leader volunteers brought a putative class action, Hallissey et al. v. America Online, Inc., in the U.S. District Court for the Southern District of New York alleging violations of the Fair Labor Standards Act (“FLSA”) and New York State law. The plaintiffs allege that, in serving as AOL Community Leader volunteers, they were acting as employees rather than volunteers for purposes of the FLSA and

New York State law and are entitled to minimum wages. In 2001, four of the named plaintiffs in the Hallissey case filed a related lawsuit alleging retaliation as a result of filing the FLSA suit in Williams, et al. v. America Online, Inc., et al. A related case was filed by several of the Hallissey plaintiffs in the U.S. District Court for the Southern District of New York alleging violations of the retaliation provisions of the FLSA. Also in 2001, two related class actions were filed in state courts in New Jersey (Superior Court of New Jersey, Bergen County Law Division) and Ohio (Court of Common Pleas, Montgomery County, Ohio), alleging violations of the FLSA and/or the respective state laws. These cases were removed to federal court and subsequently transferred to the U.S. District Court for the Southern District of New York for consolidated pretrial proceedings with Hallissey.

On January 17, 2002, AOL Community Leader volunteers filed a class action lawsuit in the U.S. District Court for the Southern District of New York, Hallissey et al. v. AOL Time Warner, Inc., et al., against AOL LLC alleging ERISA violations and an entitlement to pension, welfare and/or other employee benefits subject to ERISA. In March 2003, plaintiffs filed and served a second amended complaint, adding as defendants the AOL Time Warner Administrative Committee and the AOL Administrative Committee.

The parties to all of the Community Leader-related lawsuits have agreed to settle the lawsuits on terms that are not material to the Company. The court granted preliminary approval of the settlement on February 2, 2010.

On August 1, 2005, Thomas Dreiling, a shareholder of Infospace Inc., filed a derivative suit in the U.S. District Court for the Western District of Washington against AOL LLC and Infospace Inc. as nominal defendant. The complaint, brought in the name of Infospace, asserts violations of Section 16(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The plaintiff alleges that certain AOL LLC executives and the founder of Infospace, Naveen Jain, entered into an agreement to manipulate Infospace’s stock price through the exercise of warrants that AOL LLC received in connection with a commercial agreement with Infospace. The complaint seeks disgorgement of profits, interest and attorneys’ fees. On January 3, 2008, the court granted AOL LLC’s motion and dismissed the complaint with prejudice. Plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit, and the oral argument occurred on May 7, 2009. On August 19, 2009, the Ninth Circuit issued its opinion affirming the District Court’s opinion on all issues. The petitioners’ September 2, 2009 motion for rehearing en banc before the Ninth Circuit was denied on October 13, 2009. The time period for petitioners to seek certiorari before the U.S. Supreme Court has expired, so the Company expects no further activity in this matter.

On September 22, 2006, Salvadore Ramkissoon and two unnamed plaintiffs filed a putative class action against AOL LLC in the U.S. District Court for the Northern District of California based on AOL LLC’s public posting of AOL LLC member search queries in late July 2006. Among other things, the complaint alleges violations of the Electronic Communications Privacy Act and California statutes relating to privacy, data protection and false advertising. The complaint seeks class certification and damages, as well as injunctive relief that would oblige AOL LLC to alter its search query retention practices. In February 2007, the District Court dismissed the action without prejudice. The plaintiffs then appealed this decision to the Ninth Circuit. On January 16, 2009, the Ninth Circuit held that AOL LLC’s Terms of Service violated California public policy as to any California plaintiffs in the putative class, as it did not allow for them to fully exercise their rights. The Ninth Circuit reversed and remanded to the District Court for further proceedings. On April 24, 2009, AOL LLC filed a motion to implement the Ninth Circuit’s mandate. AOL LLC filed its answer on June 29, 2009. On July 6, 2009, the District Court found that the plaintiffs’ claims for unjust enrichment and public disclosure of private facts were subject to the forum selection clause in the Terms of Service and thus could not be pursued in that court. On October 27, 2009, plaintiffs filed a motion for class certification and two additional named individuals filed a motion to intervene as plaintiffs in the matter. Also on October 27, AOL filed its reply brief with regards to its 12(c) Motion for Judgment on the Pleadings. On February 2, 2010, the Court issued an Order granting AOL’s motion to implement the mandate of the Ninth Circuit. In its Order, the court dismissed named plaintiff Ramkissoon, as he is not a California resident. In addition, the court dismissed the remaining claim under the Electronic Communications Privacy Act, as well as the claims for unjust enrichment and public disclosure of private facts. The Court also dismissed without prejudice both the plaintiffs’ motion for class certification as well as AOL’s 12(c) motion. Subsequent to the court’s order, AOL filed a modified 12(c) motion on February 24, 2010. The Company intends to defend against this lawsuit vigorously.

Between December 27, 2006 and July 6, 2009, AOL Europe Services S.à r.l. (which we refer to as “AOL Luxembourg”), a wholly-owned subsidiary of AOL organized under the laws of Luxembourg, received four assessments from the French tax authority for French value added tax related to AOL Luxembourg’s subscription revenues from French subscribers earned during the period from July 1, 2003 through October 31, 2006. During October 2009, the Company entered into a settlement agreement with the French tax authority to resolve this matter. The Company recorded an incremental reserve and corresponding expense of $14.7 million in the third quarter of 2009 related to this matter. The settlement payment was made in the fourth quarter of 2009.

In addition to the matters listed above, we are a party to a variety of legal proceedings that arise in the normal course of our business. While the results of such normal course legal proceedings cannot be predicted with certainty, management believes that, based on current knowledge, the final outcome of the current pending matters will not have a material adverse effect on our financial position, results of operations or cash flows. Regardless of the outcome, legal proceedings can have an adverse effect on us because of defense costs, diversion of management resources and other factors. See “Item 1A—Risk Factors—Risks Relating to Our Business—If we cannot continue to enforce and protect our intellectual property rights, our business could be adversely affected” and “Item 1A—Risk Factors—Risks Relating to Our Business—We have been, and may in the future be, subject to claims of intellectual property infringement that could adversely affect our business” included elsewhere in this Annual Report.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

AOL Inc.’s common stock is listed on the New York Stock Exchange under the symbol “AOL.” The following table presents the high and low sales prices for the common stock on the New York Stock Exchange since November 24, 2009, the date that our common stock began “when-issued” trading on the NYSE, as reported on the NYSE:

	High	Low
2009:
Fourth Quarter (since November 24, 2009)	$27.00	$22.01

As of February 19, 2010 there were approximately 20,500 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The closing price of the common stock on the New York Stock Exchange on February 19, 2010 was $25.15.

Sales of Unregistered Securities During the Fourth Quarter of Fiscal 2009

None.

Dividend Policy

We have not paid cash dividends. Our Revolving Credit Facility restricts the payment of dividends and we do not anticipate the payment of cash dividends on our common stock in the immediate future.

Performance Graph

The following graph compares the relative performance of our common stock, the S&P Midcap 400 index and the Morgan Stanley High-Technology index. This graph covers the period from November 24, 2009 (the first day our common stock began “when-issued” trading on the NYSE) through December 31, 2009.

*	$100 invested on 11/24/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	11/24/09	11/30/09	12/31/09
AOL Inc.	$100.00	$98.13	$92.86
S&P Midcap 400 Index	$100.00	$98.83	$105.03
Morgan Stanley Technology Index	$100.00	$99.12	$103.61

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

ITEM 6.	SELECTED FINANCIAL DATA

The following financial information for the five years ended December 31, 2009 has been derived from the Company’s consolidated financial statements. The selected consolidated financial data as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 is derived from our consolidated financial statements included elsewhere in this Annual Report. The selected consolidated financial data as of December 31, 2007 and for the year ended December 31, 2006 is derived from audited financial statements not included herein and the selected historical consolidated financial data as of December 31, 2006 and 2005 and for the year ended December 31, 2005 is derived from our unaudited consolidated financial statements that are not included in this Annual Report. The unaudited financial statements have been prepared on the same basis as the audited financial statements, and in the opinion of our management include all adjustments, consisting of only ordinary recurring adjustments, necessary for a fair presentation of the information set forth in this Annual Report.

The selected historical financial data presented below should be read in conjunction with our consolidated financial statements and the accompanying notes thereto, and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report. Prior to December 9, 2009, the effective date of the spin-off, we were a subsidiary of Time Warner. The financial information included herein may not necessarily reflect our financial position, results of operations and cash flows in the future or what our financial position, results of operations and cash flows would have been had we been an independent, publicly-traded company during the periods presented. In addition, our historical financial information does not reflect changes that we expect to experience in the future as a result of our separation from Time Warner, including changes in the financing, operations, cost structure and personnel needs of our business. Further, the historical financial information includes allocations of certain Time Warner corporate expenses. We believe the assumptions and methodologies underlying the allocation of general corporate expenses are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by us if we had operated as an independent, publicly-traded company or of the costs to be incurred in the future.

	Years Ended December 31,
	2009	2008	2007	2006	2005
($ in millions, except per share amounts)					(unaudited)
Statement of Operations Data:
Revenues:
Advertising	$1,748.3	$2,096.4	$2,230.6	$1,886.1	$1,337.8
Subscription	1,388.8	1,929.3	2,787.9	5,783.6	6,754.9
Other	120.3	140.1	162.2	117.0	109.4

Total revenues	$3,257.4	$4,165.8	$5,180.7	$7,786.7	$8,202.1
Costs of revenues	$1,898.5	$2,278.4	$2,652.6	$4,129.0	$4,281.5
Operating income (loss) (a)	$458.0	$(1,167.7)	$1,853.8	$1,167.8	$(1,817.8)
Income (loss) from continuing operations (b)	$248.5	$(1,526.6)	$1,213.3	$716.5	$(363.6)
Net income (loss) attributable to AOL Inc. (c)	$248.8	$(1,525.8)	$1,396.1	$749.7	$(334.1)

Income per Share Data Attributable to AOL Inc. Common Stockholders (d):
Basic and diluted income (loss) per common share from continuing operations	$2.35	$(14.42)	$11.48	$6.77	$(3.44)
Discontinued operations	—	—	1.72	0.18	0.28
Cumulative effect of accounting change	—	—	—	0.14	—

Basic and diluted net income (loss) per common share	$2.35	$(14.42)	$13.20	$7.09	$(3.16)

Shares used in computing basic and diluted income (loss) per share (in millions)	105.8	105.8	105.8	105.8	105.8

(a)	2009 includes $27.9 million in amounts incurred related to securities litigation and government investigations. 2008 includes a $2,207.0 million non-cash impairment to reduce the carrying value of goodwill and $20.8 million in amounts incurred related to securities litigation and government investigations. 2007 includes a net pre-tax gain of $668.2 million on the sale of the German access service business and $171.4 million in amounts incurred related to securities litigation and government investigations. 2006 includes a $767.4 million gain on the sales of the French and United Kingdom access service businesses and $705.2 million in amounts incurred related to securities litigation and government investigations. 2005 includes $2,864.8 million in amounts incurred related to securities litigation and government investigations.
(b)	Includes net gains of $944.4 million in 2005 related to the sale of primarily available-for-sale equity securities.
(c)	Includes net income of $182.1 million in 2007, $18.9 million in 2006 and $29.5 million in 2005 related to discontinued operations. 2006 also includes a non-cash benefit of $14.3 million as the cumulative effect of an accounting change upon the adoption of guidance related to the accounting for equity-based compensation to recognize the effect of estimating the number of equity awards granted prior to January 1, 2006 that are ultimately not expected to vest.
(d)	On November 2, 2009, the Company converted from AOL Holdings LLC, a limited liability company wholly owned by Time Warner, to AOL Inc., a corporation wholly owned by Time Warner. On December 9, 2009, the date of our spin-off, 105.8 million shares of $0.01 par value AOL common stock were distributed to Time Warner shareholders of record as of 5 p.m. on November 27, 2009. For periods prior to 2009, the same number of shares is being used for basic and diluted income (loss) per common share as no common stock of the Company existed prior to November 2, 2009 and no dilutive securities of the Company were outstanding for any prior period.

For the year ended December 31, 2009, in determining the weighted average number of common shares outstanding for basic income (loss) per common share, the Company used 105.8 million shares for the period from January 1, 2009 through December 9, 2009, and the actual number of shares outstanding for the period from December 10, 2009 through December 31, 2009. Diluted income (loss) per common share subsequent to the distribution date of December 9, 2009 reflects the potential dilution of outstanding equity-based compensation awards by application of the treasury stock method.

	As of December 31,
	2009	2008	2007	2006	2005
(in millions)				(unaudited)	(unaudited)
Balance Sheet Data:
Cash and equivalents	$147.0	$134.7	$151.9	$401.5	$119.9
Total assets	$3,963.1	$4,861.3	$6,863.1	$6,786.4	$6,064.6

Long-term notes payable and obligations under capital leases	$41.5	$33.7	$24.7	$105.1	$110.4
Total equity	$3,062.9	$3,737.7	$5,269.5	$4,505.8	$3,530.8

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition together with our audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report as well as the discussion in the “Item 1—Business” section. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in “Item 1A—Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements.”

Introduction

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on our business, recent developments, results of operations, liquidity and capital resources and critical accounting policies. MD&A is organized as follows:

•

Overview. This section provides a general description of our business, as well as recent developments we believe are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three years ended December 31, 2009.

•

Liquidity and capital resources. This section provides a discussion of our current financial condition and an analysis of our cash flows for the three years ended December 31, 2009. This section also provides a discussion of our contractual obligations and commitments, off-balance sheet arrangements and customer credit risk that existed at December 31, 2009. Included in this section is a discussion of the amount of financial capacity available to fund our future commitments and ongoing operating activities.

•

Critical accounting policies. This section identifies and summarizes those accounting policies that are considered important to our results of operations and financial condition and require significant judgment and estimates on the part of management.

Overview

The Spin-Off

On December 9, 2009, we completed our legal and structural separation from Time Warner via a spin-off. In the spin-off, Time Warner shareholders of record as of 5 p.m. on November 27, 2009, the record date for the distribution, received one share of AOL common stock for every eleven shares of Time Warner common stock held. Fractional shares of AOL common stock were aggregated and sold in the open market, with the net proceeds distributed pro rata in the form of cash payments to Time Warner shareholders who would otherwise be entitled to receive a fractional share of AOL common stock. On December 10, 2009, AOL began trading on the NYSE as an independent, public company.

In connection with the separation, we entered into the Separation Agreement and several other related agreements which govern the ongoing relationship between us and Time Warner. See “Note 13: Related Party Transactions” in our accompanying consolidated financial statements for further information on our ongoing relationship with Time Warner.

On December 9, 2009, we entered into a 364-day $250.0 million senior secured revolving credit facility among us, as borrower, the lenders party thereto (the “Lenders”), Bank of America, N.A., as administrative agent and the other financial institutions party thereto. See “Liquidity and Capital Resources—Principal Debt Obligations” for additional information regarding the Revolving Credit Facility.

We completed a number of transactions with Time Warner in connection with the spin-off, which resulted in a net $36.2 million reduction to our equity as of the separation date. The reduction to our equity included the reversal of our liability to Time Warner for certain tax positions and the reversal of our equity-based compensation deferred tax assets which were retained by Time Warner following the spin-off. We began recording retained earnings subsequent to November 2, 2009, when we converted from a limited liability company to a corporation. See “Item 1A—Business—The Spin-Off” for additional information.

Prior to the spin-off, we were a subsidiary of Time Warner. The financial information included herein may not necessarily reflect our financial position, results of operations and cash flows in the future or what our financial position, results of operations and cash flows would have been had we been an independent, publicly-traded company during all of the periods presented. We expect to incur additional costs to be able to function as an independent, publicly-traded company, including additional costs related to corporate finance, governance and public reporting.

In connection with the spin-off, we entered into transactions with Time Warner that either have not existed historically or that are on terms different from the terms of arrangements or agreements that existed prior to the spin-off. See “Note 13: Related Party Transactions” in our accompanying consolidated financial statements for more detail. Our historical financial information does not reflect changes that we expect to experience in the future as a result of our separation from Time Warner, including changes in the financing, operations, cost structure and personnel needs of our business. Further, the historical financial statements include allocations of certain Time Warner corporate expenses. We believe the assumptions and methodologies underlying the allocation of general corporate expenses are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by us if we had operated as an independent, publicly-traded company or of the costs expected to be incurred in the future. These allocated expenses relate to various services that have historically been provided to us by Time Warner, including cash management and other treasury services, administrative services (such as government relations, tax, employee benefit administration, internal audit, accounting and human resources), equity-based compensation plan administration, aviation services, insurance coverage and the licensing of certain third-party patents. During the years ended December 31, 2009, 2008 and 2007, we incurred $20.9 million, $23.3 million and $28.4 million, respectively, of expenses related to charges for services performed by Time Warner.

Our Business

As described further in the “Item 1A—Business” section, our business operations are focused on AOL Properties and the Third Party Network. We market our offerings to advertisers on both AOL Properties and the Third Party Network under the brand “AOL Advertising.”

IMPACT OF THE CURRENT ECONOMIC ENVIRONMENT

The global economic recession adversely impacted our advertising revenues in 2008 and 2009. During the year ended December 31, 2009, our advertising revenues declined 17%, as compared to the year ended December 31, 2008. While our ability to forecast future advertising revenues is limited, we expect the current economic conditions will continue to impact our advertising revenues in 2010. We do not believe that the global economic recession had a material impact on our subscription revenues.

AOL PROPERTIES

We seek to be a leading online provider of consumer products and services, as well as a publisher of relevant and engaging online content by utilizing open and highly scalable publishing platforms and content management systems. In addition, we plan to extend the reach of our offerings to a consumer audience on multiple platforms and digital devices.

We generate advertising revenues from AOL Properties through the sale of display advertising and search and contextual advertising. We offer advertisers a wide range of capabilities and solutions to effectively deliver advertising and reach targeted audiences across AOL Properties through our dedicated advertising sales force. We seek to provide effective and efficient advertising solutions utilizing data-driven insights that help advertisers decide how best to engage consumers. We offer advertisers marketing and promotional opportunities to purchase specific placements of advertising directly on AOL Properties (i.e., in particular locations and on specific dates). In addition, we offer advertisers the opportunity to bid on unsold advertising inventory on AOL Properties utilizing our proprietary scheduling, optimization and delivery technology. Finally, advertising inventory on AOL Properties not sold directly to advertisers, as described above, may be included for sale to advertisers with inventory purchased from third-party publishers in the Third Party Network.

Growth of our advertising revenues depends on our ability to attract consumers and increase engagement on AOL Properties by offering compelling content, products and services, as well as on our ability to monetize such engagement by offering effective advertising solutions. In order to attract consumers and generate increased engagement, we have developed and acquired, and in the future will continue to develop and acquire, content, products and services designed to meet these goals.

We have made and are exploring making additional changes to our content, products and services designed to enhance the consumer experience (e.g., fewer advertisements on certain AOL Properties). These changes have involved and may continue to involve the elimination or modification of advertising practices that historically have been a source of revenues. These enhancements to the consumer experience are intended to ultimately increase our revenues by increasing the attractiveness of our content, product and service offerings to consumers and therefore their value to advertisers. Specifically, we have undertaken efforts on certain AOL Properties to reduce the number of display advertising units, reduce monetization of search results and reduce the number of contextual advertising links. While difficult to quantify, we believe that these changes will have a negative impact on our advertising revenues in the near term, but we do not believe this impact will be significant.

Google is, except in certain limited circumstances, the exclusive web search provider for AOL Properties. In connection with these search services, Google provides us with a share of the revenue generated through paid text-based search and contextual advertising on AOL Properties. For the year ended December 31, 2009, advertising revenues associated with the Google relationship (substantially all of which were search and contextual revenues generated on AOL Properties) were $556.7 million. Domestically, we have agreed, except in certain limited circumstances, to use Google’s search services on an exclusive basis through December 19, 2010. Upon expiration of this agreement, we expect to continue to generate advertising revenues by providing paid-search advertising on AOL Properties, either through the continuation of our relationship with Google or an agreement with another search provider.

We view our subscription access service, which we offer to consumers in the United States for a monthly fee, as a valuable distribution channel for AOL Properties. In general, subscribers to our subscription access service are among the most engaged consumers on AOL Properties. However, our access service subscriber base has declined and is expected to continue to decline. This decline is the result of several factors, including the increased availability of high-speed broadband Internet connections, the optimization of a significant amount of online content, products and services for use with broadband Internet connections, the effects of our strategic focus on advertising, which has led to significantly reduced marketing efforts for our subscription access service, and the free availability of the vast majority of our content, products and services. See “Item 1A—Risk Factors—Risks Relating to Our Business—Our strategic shift to an online advertising-supported business model involves significant risks.” As our subscriber base declines, we need to maintain the engagement of former subscribers and increase the number and engagement of other consumers on AOL Properties. We seek to do this by developing and offering engaging content, products and services. Further, we have transitioned and will continue to seek to transition a substantial percentage of those access subscribers who are terminating their paid access subscriptions to free AOL Properties offerings. One of the metrics we monitor related to our subscription access service is monthly average churn, which represents on average the number of AOL-brand access subscribers that terminate or cancel our services each month, factoring in new and reactivated subscribers. The domestic AOL-brand access subscriber monthly average churn was 3.4%, 3.6% and 4.6% for the years ended December 31, 2009, 2008 and 2007, respectively. Recently there has been a moderation in monthly churn, reaching 3.0% in December 2009. The average paid tenure of the remaining domestic AOL-brand access subscribers has been increasing, and was approximately 8 years, 7 years, and 6 years as of December 31, 2009, 2008 and 2007, respectively.

Historically, our primary subscription service has been our subscription access service. Moving forward, we seek to develop, test and market new subscription products and services that are either owned by us or by third parties. To facilitate this goal, we are planning to develop a single, open, consumer-facing platform that will allow us to manage and distribute these additional subscription products as well as our subscription access service. We plan to offer those subscriptions to our access subscribers and to other Internet consumers.

For the years ended December 31, 2009, 2008 and 2007, our subscription revenues were $1,388.8 million, $1,929.3 million and $2,787.9 million, respectively. Our subscription revenues have relatively low direct costs, and accordingly, our subscription access service represents the source of the vast majority of our operating income. Although our subscription revenues have declined and are expected to continue to decline, we believe that our subscription access service will continue to provide us with an important source of revenue and cash flow in the near term. The revenue and cash flow generated from our subscription access service will help us to pursue our strategic initiatives and continue the transition of our business toward attracting and engaging Internet consumers and generating advertising revenues. We expect our total revenues and operating income to decline in the near term and foreseeable future, even if our strategy is successful and we are able to grow our advertising revenues, primarily due to the continuing decline in our subscriber base.

THIRD PARTY NETWORK

We also generate advertising revenues through the sale of advertising on the Third Party Network. Our advertising offerings on the Third Party Network consist primarily of the sale of display advertising. In order to generate advertising revenues on the Third Party Network, we have historically had to incur higher traffic acquisition costs (“TAC”) as compared to advertising on AOL Properties.

We plan to expand the Third Party Network in order to allow us to serve many more publishers and advertisers than at present. We currently market our offerings to publishers under the brand “Advertising.com”. A significant portion of our revenues on the Third Party Network is generated from the advertising inventory acquired from a limited number of publishers. Accordingly, we intend to make strategic investments in order to expand the Third Party Network and related advertising solutions.

In the fourth quarter of 2009, we began proactively de-emphasizing the search engine campaign management and lead generation affiliate products on the Third Party Network in order to focus and strengthen our efforts in display advertising solutions. Given the relatively high level of direct costs associated with these products, we do not believe that this change will have a significant adverse impact on operating income in 2010. During 2009, we generated approximately $100 million in revenue related to these products.

TRENDS, DEMANDS AND UNCERTAINTIES IMPACTING OUR BUSINESS

The web services industry is highly competitive and rapidly changing. Trends, challenges and uncertainties that may have a significant impact on our business, our opportunities and our ability to execute our strategy include the following:

•

Commerce, information and advertising continue to migrate to the Internet and away from traditional media outlets. We believe this continuing trend will create strategic growth opportunities for us to attract new consumers and develop new and effective advertising solutions.

•

We believe that effectively aligning our organizational structure and costs to our strategy is an important challenge to the successful implementation of our strategic plan. We are in the midst of a significant restructuring plan, which includes the reduction of a significant portion of our workforce, and expect to continue to actively manage our costs, in order to realize the desired benefits of our strategic plan.

•

As the amount of content that is available online continues to expand, consumers are increasingly fragmenting across the Internet. While this fragmentation may result in fewer consumers utilizing portals for their information consumption, we own a large variety of niche sites (e.g., Engadget, Lemondrop and PoliticsDaily) that we expect to continue to drive consumer engagement. Furthermore, the Third Party Network, which reaches thousands of websites, will allow us to continue to provide advertising solutions across a fragmenting Internet environment.

•

In recent years, there has been a significant shift in the method of Internet access away from dial-up access. This is due to a number of factors, including the increased availability of high-speed broadband Internet connections and the fact that a significant amount of online content, products and services has been optimized for use with broadband Internet connections. This trend has contributed to the continuing decline in the number of our access subscribers.

In addition to the trends, challenges and uncertainties listed above, we have historically operated as part of Time Warner’s corporate organization, and Time Warner has assisted us by providing certain corporate functions. Following the spin-off, Time Warner has no obligation to provide assistance to us other than the interim services to be provided as described in “Note 13: Related Party Transactions” in our accompanying consolidated financial statements. Because our business has previously operated as part of the Time Warner organization, we cannot assure you that we will be able to efficiently implement the changes necessary to operate independently or that we will not incur additional costs that could adversely affect our business. Further, implementing these changes may require a significant portion of our management’s attention.

AUDIENCE METRICS

We utilize unique visitor numbers to evaluate the performance of AOL Properties and AOL Media. In addition, we utilize unique visitor numbers to evaluate the reach of our total advertising network, which includes both AOL Properties and the Third Party Network. Unique visitor numbers provide an indication of our consumer reach. Although our consumer reach does not correlate directly to advertising revenue, we believe that our ability to broadly reach diverse demographic and geographic audiences is attractive to brand advertisers seeking to promote their brands to a variety of consumers without having to partner with multiple content providers.

The source for our unique visitor information is a third party (comScore Media Metrix, or Media Metrix). Media Metrix has historically estimated unique visitors based on a sample of Internet users in various countries (referred to as the “panel-only methodology”). While we are familiar with the general methodologies and processes that Media Metrix uses in estimating unique visitors, we have not performed independent testing or validation of Media Metrix’s data collection systems or proprietary statistical models, and therefore we can provide no assurance as to the accuracy of the information that Media Metrix provides.

Using the historical panel-only methodology, our domestic average monthly unique visitors to AOL Properties, as reported by Media Metrix, for the years ended December 31, 2009, 2008 and 2007 were 104 million, 110 million and 112 million, respectively. Our domestic average monthly unique visitors to AOL Media, as reported by Media Metrix, for the years ended December 31, 2009 and 2008 were 74 million and 73 million, respectively. Unique visitor data pertaining to AOL Media represents a customized report from Media Metrix that is not available for periods prior to January 2008. Our domestic average monthly unique visitors to our total advertising network, which includes both AOL Properties and the Third Party Network, as reported by Media Metrix, for the years ended December 31, 2009, 2008 and 2007 were 179 million, 171 million and 156 million, respectively. AOL’s unique visitor numbers also include unique visitors attributable to co-branded websites owned by third parties for which certain criteria have been met, including that the Internet traffic has been assigned to us.

Media Metrix has announced the availability of an alternate ‘panel-centric hybrid’ methodology (“Media Metrix 360”) to estimate unique visitors, in order to provide a more accurate count of a website’s audience. Media Metrix has implemented this new methodology domestically and, currently, in limited countries globally. We elected to adopt this alternate methodology for our average monthly unique visitors to AOL Properties and AOL Media starting December 2009 and going forward. As a result, our average monthly unique visitors to AOL Properties and AOL Media based on Media Metrix 360 will not be comparable to the data under the previous panel-only methodology. For comparison purposes, domestic average monthly unique visitors to AOL Properties for the month of December 2009 were 111 million under Media Metrix 360 and were 102 million under the panel-only methodology, and domestic average monthly unique visitors to AOL Media for the month of December 2009 were 88 million under Media Metrix 360 and were 77 million under the panel-only methodology.

Recent Developments

SALE OF PERFILIATE LIMITED

On February 26, 2010, we completed the sale of Perfiliate Limited (doing business as buy.at) to Digital Window Limited for approximately $17.0 million in cash (subject to working capital adjustments). We expect to record a pre-tax loss on this sale of approximately $15 to 20 million, based on the cash proceeds and the carrying value of the net assets sold (including goodwill allocated to the sale). The results of operations of buy.at were not material to our consolidated financial statements.

ACQUISITION OF STUDIONOW

On January 22, 2010, we completed the acquisition of StudioNow, Inc. (“StudioNow”), a provider of a proprietary digital platform that allows clients to create, produce, manage and distribute professional quality videos at scale, for aggregate consideration of $36.5 million. $15.0 million of the consideration was paid through the issuance of approximately 595,000 shares of AOL common stock. Of the remaining $21.5 million, $14.0 million was paid in cash at the close date and $7.5 million is due in cash two years subsequent to the close date. It is anticipated that a significant portion of the purchase price will be allocated to intangible assets and goodwill. See “Note 4–Business, Acquisitions, Dispositions and Other Significant Transactions” in our accompanying consolidated financial statements for additional information on our acquisition of StudioNow.

RESTRUCTURING ACTIONS

We undertook various restructuring activities in 2009 in an effort to better align our organizational structure and costs with our strategy. As a result, for the three months and the year ended December 31, 2009, we incurred restructuring charges of $107.4 million and $190.3 million, respectively, related to voluntary and involuntary employee terminations and facility closures. We are in the midst of a significant restructuring initiative which began late in 2009 and we expect to complete in the first half of 2010. We expect to reduce our total workforce by nearly one-third in connection with this restructuring initiative, prior to hiring of new employees in areas of strategic focus . In addition, we plan to reduce our cost base in the United Kingdom and cease or reduce operations in a number of other countries. Specifically, we plan to reduce our presence in Europe by significantly reducing our operations in France and Germany and ceasing operations in a number of other countries. In certain of these countries, we are currently consulting with employees or employee representatives in accordance with applicable legal requirements. In connection with the restructuring activities we plan to undertake in 2010, we expect to incur additional restructuring charges of up to $50 million, substantially all of which are expected to be incurred through the first half of 2010. As a result of ceasing operations in various international countries and shutting down legal entities in certain countries where we operate, we may incur a significant non-cash loss related to the recognition in the income statement of our cumulative foreign currency translation adjustments accumulated in other comprehensive income, a component of equity. In the fourth quarter of 2009, we reevaluated the useful lives of certain intangible assets which resulted in the acceleration of amortization expense related to these assets. Approximately $60 million of amortization expense related to these assets will be incurred in 2010, the majority of which will be incurred in the first quarter of 2010.

AOL-GOOGLE ALLIANCE

On July 8, 2009, Time Warner repurchased Google’s 5% interest in us for $283.0 million, which amount included a payment in respect of Google’s pro rata share of cash distributions to Time Warner by AOL attributable to the period of Google’s investment in us. Following this repurchase, we became a wholly-owned subsidiary of Time Warner until the separation (see “The Spin-Off” for further details).

ACQUISITION OF PATCH MEDIA CORPORATION

On June 10, 2009, we purchased Patch Media Corporation (“Patch”), a news, information and community platform business dedicated to providing comprehensive local information and services for individual towns and communities, for approximately $7.0 million in cash. Approximately $700,000 of the consideration is being held in an indemnity escrow account until the first anniversary of the closing.

At the time of closing, Tim Armstrong, our Chairman and Chief Executive Officer, held, indirectly, through Polar Capital Group, LLC (“Polar Capital”) (a private investment company which he founded), economic interests in Patch that entitled him to receive approximately 75% of the transaction consideration. Mr. Armstrong’s original investment in Patch, made in December 2007 through Polar Capital, was approximately $4.5 million. In connection with the transaction, Mr. Armstrong, through Polar Capital, waived his right to receive any transaction consideration in excess of his original $4.5 million investment, opting to accept only the return of his initial investment in AOL common stock. In addition, Mr. Armstrong elected to return the $4.5 million (approximately $450,000 of which is being held in the indemnity escrow account for a year) that he was entitled to receive in connection with the transaction to us, which was held by us until after our separation from Time Warner. In partial exchange for the $4.5 million he was entitled to receive, on January 29, 2010, AOL issued to Polar Capital approximately 173,000 shares of AOL common stock. The issuance of shares of AOL Inc. common stock to Polar Capital was exempt from registration under Section 4(2) of the Securities Act of 1933, as a transaction by an issuer not involving a public offering.

In evaluating the fair market value of Patch, Time Warner engaged the services of an independent financial advisory firm, which reviewed certain information, including recent financial performance and financial forecasts relating to Patch’s earnings and cash flow and performed valuation analyses including: a discounted cash flow analysis of Patch’s expected earnings, a comparison of the multiple being paid for Patch to the trading multiples of comparable public companies, and a comparison of the multiple being paid for Patch to the multiples paid in comparable merger and acquisition transactions. The discounted cash flow analysis was based on terminal multiples of revenue of 2.0 to 4.0x, terminal multiples of EBITDA of 8.0 to 12.0x and discount rates of 20 to 40%. Comparable public companies were trading at 0.2 to 3.2x 2010 revenue and 0.01 to 0.20x revenue on a growth adjusted basis. In comparable mergers and acquisitions, acquirers paid a multiple of 0.7 to 29.4x revenue for the last 12 months prior to the transaction, 0.8 to 8.6x forward revenue and 1.6 to 10.6x invested capital. The purchase price of $7.0 million for Patch was within the range implied by the discounted cash flow analysis and the implied valuation multiples were below or within the range of multiples for the comparable public companies and comparable merger and acquisition transactions.

In connection with its analysis, the financial advisory firm assumed and relied upon the accuracy and completeness of the financial and other information that was available to it from public sources, that was provided to it by Time Warner or its representatives, or that was otherwise available to it, without independent verification of such information. With respect to the financial forecasts, the financial advisory firm assumed no responsibility for such forecasts or the assumptions on which they were based and assumed that such forecasts had been reasonably prepared on a basis reflecting the best currently available estimates and judgments of the management of Time Warner as to the future financial performance of Patch, and that such financial information was materially complete.

Based on the analyses undertaken, and subject to the above assumptions and qualifications, the financial advisory firm confirmed that the $7.0 million value ascribed by us was within the range of estimated fair market values for Patch as of the transaction date.

The Patch acquisition did not significantly affect our consolidated financial results for the year ended December 31, 2009. As part of our plan to expand our local strategic initiatives, we currently anticipate investing up to $50.0 million in Patch during the remainder of 2010.

Results of Operations

Recent Accounting Standards

See “Note 1: Description of Business, Basis of Presentation and Summary of Significant Accounting Policies” in our accompanying consolidated financial statements for a discussion of recent accounting standards.

Consolidated Results

The following table presents our historical operating results as a percentage of revenues for the periods presented and should be read in conjunction with the accompanying consolidated statements of operations:

	Years Ended December 31,
	2009	2008	2007
Costs and expenses:
Costs of revenues	58%	55%	51%
Selling, general and administrative	17	16	19
Amortization of intangible assets	4	4	2
Amounts related to securities litigation and government investigations, net of recoveries	1	—	3
Restructuring costs	6	—	2
Goodwill impairment charge	—	53	—
Gain on disposal of assets and consolidated businesses, net	—	—	(13)

Total costs and expenses	86%	128%	64%

Operating income (loss)	14%	(28)%	36%

The following table presents our revenues, by revenue type, for the periods presented (in millions):

	Years Ended December 31,
	2009	2008	% Change from 2008 to 2009	2007	% Change from 2007 to 2008
Revenues:
Advertising	$1,748.3	$2,096.4	(17)%	$2,230.6	(6)%
Subscription	1,388.8	1,929.3	(28)%	2,787.9	(31)%
Other	120.3	140.1	(14)%	162.2	(14)%

Total revenues	$3,257.4	$4,165.8	(22)%	$5,180.7	(20)%

The following table presents our revenues, by revenue type, as a percentage of total revenues for the periods presented:

	Years Ended December 31,
	2009	2008	2007
Revenues:
Advertising	54%	50%	43%
Subscription	43	46	54
Other	3	4	3

Total revenues	100%	100%	100%

The strengthening of the U.S. dollar relative to major foreign currencies to which we are exposed negatively affected our revenues by approximately $55 million for the year ended December 31, 2009, as compared to the year ended December 31, 2008. However, due to an offsetting positive impact on expenses, the impact of exchange rate differences on operating income and net income in comparing these periods was not material.

ADVERTISING REVENUES

Advertising revenues are generated on AOL Properties through display advertising and search and contextual advertising. Display advertising revenue is generated by the display of graphical advertisements and other performance-based advertising. Search and contextual advertising revenue is generated when a user clicks on or views a text-based advertisement on the user’s screen. These text-based advertisements are either generated from a user-initiated search query or generated based on the content of the webpage the user is viewing. Agreements for advertising on AOL Properties typically take the form of impression-based contracts in which we provide impressions in exchange for a fixed fee (generally stated as cost-per-thousand impressions), time-based contracts in which we provide a minimum number of impressions over a specified time period for a fixed fee or performance-based contracts in which performance is measured in terms of either “click-throughs” when a user clicks on a company’s advertisement or other user actions such as product/customer registrations, survey participation, sales leads or product purchases. In addition, agreements with advertisers can include other advertising-related elements such as content sponsorships, exclusivities or advertising effectiveness research.

In addition to advertising revenues generated on AOL Properties, we also generate revenues from our advertising offerings on the Third Party Network. To generate revenues on the Third Party Network, we purchase advertising inventory from publishers (both large and small) in the Third Party Network using proprietary optimization, targeting and delivery technology to best match advertisers with available advertising inventory. Advertising arrangements for the sale of Third Party Network inventory typically take the form of impression-based contracts or performance-based contracts.

Advertising revenues on AOL Properties and the Third Party Network for the years ended December 31, 2009, 2008 and 2007 are as follows (in millions):

	Years Ended December 31,
	2009	2008	% Change from 2008 to 2009	2007	% Change from 2007 to 2008
AOL Properties:
Display	$603.9	$729.2	(17)%	$896.2	(19)%
Search and Contextual	609.8	721.2	(15)%	656.9	10%

Total AOL Properties	1,213.7	1,450.4	(16)%	1,553.1	(7)%
Third Party Network	534.6	646.0	(17)%	677.5	(5)%

Total advertising revenues	$1,748.3	$2,096.4	(17)%	$2,230.6	(6)%

Advertising revenues generated on AOL Properties decreased 16%, or $236.7 million for the year ended December 31, 2009, as compared to the year ended December 31, 2008 driven by decreases in display advertising and search and contextual revenues. The decrease in display advertising was due to weak global economic conditions that resulted in lower advertising demand. Specifically, international display revenue declined reflecting weakness in the U.K., Germany and France and domestic display revenue reflected weakness in certain advertiser categories, including Classifieds, Finance and Telecommunications. The decline in search and contextual revenue was primarily due to a decline in search revenues due to decreases in search query volume (partially due to the decline in domestic AOL-brand access subscribers) on certain AOL Properties which contributed $71.8 million to the decline and lower revenues per search query on certain AOL Properties which contributed $30.4 million to the decline. Contextual revenues declined $10.4 million primarily due to reduced monetization on MapQuest, partially offset by increased prioritization of certain contextual links in the first half of 2009.

Advertising revenues generated on AOL Properties decreased 7%, or $102.7 million, for the year ended December 31, 2008, as compared to the year ended December 31, 2007. The decrease in display advertising was due in part to a benefit to revenue for the year ended December 31, 2007 of approximately $19 million related to a change in an accounting estimate as a result of more timely impression delivery data. The remaining decrease in display advertising revenue of approximately $148 million was due to weak global economic conditions which resulted in lower advertising demand, as well as the challenges of integrating businesses acquired in late 2007 and early 2008. The increase in search and contextual revenue was primarily driven by higher revenues per search query on certain AOL Properties and broader distribution of paid-search through AOL Properties, which contributed $76 million and $30 million, respectively, to the increase, partially offset by a $75 million decrease due to a decline in search query volume on certain AOL Properties. The remaining increase in search and contextual revenue was due primarily to the acquisition of Quigo Technologies, Inc. in late 2007, which contributed $22 million to the increase for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

For all periods presented in this Annual Report, we have had a contractual relationship with Google whereby Google provides paid text-based search and contextual advertising on AOL Properties. For all of the periods presented in this Annual Report, revenues under the Google arrangement represented a significant percentage of the advertising revenues generated by AOL Properties. For the years ended December 31, 2009, 2008 and 2007, the revenues associated with the Google relationship (substantially all of which were search and contextual revenues generated on AOL Properties) were $556.7 million, $677.9 million and $642.1 million, respectively.

The 17% decrease in advertising revenues on the Third Party Network for the year ended December 31, 2009, as compared to the year ended December 31, 2008, was due to weak global economic conditions that resulted in lower advertising demand, as well as a decrease of $23 million due to the wind-down of a contract with a major customer. Revenues associated with this major customer were $3 million for the year ended December 31, 2009 compared to $26 million for the year ended December 31, 2008.

The 5% decrease in advertising revenues generated on the Third Party Network for the year ended December 31, 2008, as compared to the year ended December 31, 2007, was due to a decrease of $189 million resulting from the wind-down of a contract with a major customer, which was partially offset by increased revenues of $131 million attributable to acquisitions completed in 2007 and other advertising growth of $27 million. Since January 1, 2008, the major customer noted above has been under no contractual obligation to do business with us, and our advertising revenues from this customer declined to $26 million in 2008 from $215 million in 2007.

We expect that our advertising revenues on both AOL Properties and the Third Party Network will decline significantly in 2010. We believe that advertising revenues generated on AOL Properties will be negatively impacted by the decline in our domestic AOL-brand access subscribers, particularly as it relates to search and contextual revenues, as well as our plan to cease or reduce operations in a number of countries. Visibility into advertising revenue for the full year of 2010 is limited due to the impact of our previously announced restructuring efforts, including the restructuring of our advertising organization, and the fact that many advertising agreements are executed during the quarter that the advertising is displayed. However, based on current information, we believe domestic display advertising revenues will decline in the first quarter of 2010 as compared to the first quarter of 2009 as a result of our advertising sales organization restructuring which resulted in the reassignment of a majority of our advertising accounts, significantly lower monetization of AOL Properties through our Third Party Network and an approximate $5 million reduction (which represents an approximate 40% year-over-year decline) in advertising revenue related to legacy agreements on certain AOL Properties. Finally, our Third Party Network revenues will be negatively impacted in 2010 by the international reductions and closures previously discussed as well as the de-emphasis of our search engine campaign management and lead generation affiliate products, which are discussed in “Overview—Third Party Network” above.

SUBSCRIPTION REVENUES

The 28% decline in subscription revenues for the year ended December 31, 2009, as compared to the year ended December 31, 2008, was due to a 28% decrease in the number of domestic AOL-brand access subscribers (which is discussed further below). The 31% decline in subscription revenues for the year ended December 31, 2008, as compared to the year ended December 31, 2007, was due to a 26% decrease in the number of domestic AOL-brand access subscribers, the sale of our German access service business in the first quarter of 2007, which resulted in a decrease of $88 million for the year ended December 31, 2008, and a decrease of $51 million related to a decline in non-AOL-brand access subscribers (i.e., CompuServe and Netscape brand access subscribers).

The number of domestic AOL-brand access subscribers was 5.0 million, 6.9 million and 9.3 million at December 31, 2009, 2008 and 2007, respectively. The domestic average monthly revenue per AOL-brand access subscriber (which we refer to in this Annual Report as ARPU) was $18.46, $18.38 and $18.66 for the years ended December 31, 2009, 2008 and 2007, respectively. We include in our subscriber numbers individuals, households and entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL access service. Individuals who have registered for our free offerings, including subscribers who have migrated from paid subscription plans, are not included in the AOL-brand access subscriber numbers presented above. Subscribers to our subscription access service contribute to our ability to generate advertising revenues.

As previously discussed, the continued decline in domestic AOL-brand access subscribers is the result of several factors, including the increased availability of high-speed broadband Internet connections, the fact that a significant amount of online content, products and services has been optimized for use with broadband Internet connections and the effects of our strategic focus on advertising, which has led to significantly reduced marketing efforts for our subscription access service and the free availability of the vast majority of our content, products and services. As a result of these factors, we expect subscription revenues to continue to decline for the foreseeable future. The change in ARPU for the year ended December 31, 2009, compared to the year ended December 31, 2008, did not have a significant impact on subscription revenues. The decrease in ARPU of $0.28 for the year ended December 31, 2008, as compared to the year ended December 31, 2007, was due to a shift in the subscriber mix to lower-priced plans, which reduced ARPU by $1.35, and a decrease in premium services revenues, which reduced ARPU by $0.30. These decreases were partially offset by an increase in the percentage of revenue-generating customers, which increased ARPU by $0.43, and price increases for lower-priced plans, which increased ARPU by $1.11.

OTHER REVENUES

Other revenues consist primarily of fees associated with our mobile e-mail and instant messaging functionality from mobile carriers, licensing revenues from third-party customers through MapQuest’s business-to-business services and licensing revenues from licensing our proprietary ad serving technology to third parties through our subsidiary, ADTECH AG. Additionally, other revenues for the years ended December 31, 2008 and 2007 include revenues associated with transition support services agreements with the purchasers of our European access service businesses.

Other revenues decreased 14% for both of the years ended December 31, 2009 and December 31, 2008, as compared to the prior years, due to declines in the revenues associated with the transition support services agreements with the purchasers of our European access service businesses (which ended in 2008). These agreements contributed $23 million and $51 million in revenue for the years ended December 31, 2008 and December 31, 2007, respectively. The decline in revenue from these agreements was partially offset by increases in mobile e-mail and instant messaging revenues of $6 million and $14 million for the years ended December 31, 2009 and December 31, 2008, as compared to the years ended December 31, 2008 and December 31, 2007, respectively.

GEOGRAPHICAL CONCENTRATION OF REVENUES

For all of the periods presented herein, a significant majority of our revenues have been generated in the United States. In 2009, 2008 and 2007, 88%, 87% and 88%, respectively, of our revenues were generated in the United States. Substantially all of the non-United States revenues in 2009, 2008 and 2007 were generated by our European operations (primarily in the United Kingdom, France and Germany). We expect the significant majority of our revenues to continue to be generated in the United States for the foreseeable future. See “Note 1: Description of Business, Basis of Presentation and Summary of Significant Accounting Policies” in our accompanying consolidated financial statements for further discussion of our geographical concentrations.

OPERATING COSTS AND EXPENSES

The following table presents our operating costs and expenses for the periods presented (in millions):

	Years Ended December 31,
	2009	2008	% Change from 2008 to 2009	2007	% Change from 2007 to 2008
Costs of revenues	$1,898.5	$2,278.4	(17)%	$2,652.6	(14)%
Selling, general and administrative	538.0	644.8	(17)%	964.2	(33)%
Amortization of intangible assets	144.7	166.2	(13)%	95.9	73%
Amounts related to securities litigation and government investigations, net of recoveries	27.9	20.8	34%	171.4	(88)%
Restructuring costs	190.3	16.6	NM	125.4	(87)%
Goodwill impairment charge	—	2,207.0	(100)%	—	NM
Gain on disposal of assets and consolidated businesses, net	—	(0.3)	(100)%	(682.6)	(100)%

NM = not meaningful

The following categories of costs are generally included in costs of revenues: network-related costs, traffic acquisition costs (TAC), product development costs and other costs of revenues. For the year ended December 31, 2009, the largest component of costs of revenues was TAC. TAC consists of costs incurred through arrangements in which we acquire third-party online advertising inventory for resale and arrangements whereby partners distribute our free products or services or otherwise direct traffic to AOL Properties. TAC arrangements have a number of different economic structures, the most common of which are: payments based on a cost-per-thousand impressions or based on a percentage of the ultimate advertising revenues generated from the advertising inventory acquired for resale, payments for direct traffic delivered to AOL Properties priced on a per click basis (e.g., search engine marketing fees) and payments to partners in exchange for distributing our products to their users (e.g., agreements with computer manufacturers to distribute our toolbar or a co-branded web portal on computers shipped to end users). These arrangements can be on a fixed-fee basis (which often carry reciprocal performance guarantees by the counterparty), on a variable basis or, in some cases, a combination of the two. Network-related costs include narrowband access costs, hardware and software maintenance expense, high-speed data circuits, personnel and related overhead costs incurred in supporting the network and depreciation of network-related assets. Product development costs include software maintenance costs, research and development costs and other expenses incurred in the development of software and user-facing Internet offerings, including personnel and related overhead support costs. Other costs of revenues include content royalties and customer service costs, which include outsourced customer service costs and, historically, employee and related costs for our operated customer support call centers, as well as costs associated with customer billing and collections, personnel and related overhead costs, depreciation and amortization of certain capitalized software and certain asset impairments.

Selling, general and administrative expenses consist primarily of marketing costs associated with subscriber acquisition marketing efforts and payments to marketing partners for domestic AOL-brand access subscribers, personnel costs and facility costs related to our corporate and business support functions, depreciation on property and equipment used in our corporate and business support functions, consulting fees, bad debt expense and legal fees.

Our costs of revenues and selling, general and administrative expenses declined significantly for the periods presented, driven by cost reduction initiatives we have undertaken as a result of the strategic focus on advertising. The decisions made in connection with these cost reduction initiatives included ceasing to actively market our subscription access service, closing and outsourcing our customer support and call center functions, entering into variable network cost agreements as opposed to fixed cost agreements to reduce costs in response to the declining access subscriber base, reducing headcount through restructuring actions taken during the periods presented and leveraging non-United States personnel in a cost-effective manner.

Costs of Revenues

Costs of revenues decreased 17% to $1,898.5 million for the year ended December 31, 2009, as compared to $2,278.4 million for the year ended December 31, 2008. The primary drivers of the decrease in costs of revenues were decreases in TAC, network-related costs, product development and certain other costs of revenues (as discussed further below). TAC decreased 17% to $567.8 million for the year ended December 31, 2009, as compared to $687.0 million for the year ended December 31, 2008, due to the decrease in advertising revenues on the Third Party Network and, to a lesser extent, declines in product distribution costs related to an amendment to a product distribution agreement in the third quarter of 2008. Network-related costs declined by $85.2 million for the year ended December 31, 2009 due to declines in narrowband network and other network-related costs related to cost reduction initiatives undertaken in response to the decline in domestic AOL-brand access subscribers. Product development costs declined by $65.6 million for the year ended December 31, 2009 due to reduced headcount and reduced product development efforts. Other costs of revenues declines for the year ended December 31, 2009 as compared to the year ended December 31, 2008 included declines in outside services costs of $47.4 million as a result of reduced consulting, lower outsourced call center expenses and the transition to internally developed ad serving technology beginning in the first quarter of 2009. Depreciation and amortization expense declined by $41.3 million, which includes declines in depreciation of capitalized software associated with our subscription access service. We also had declines in customer billing and collection costs of $27.6 million for the year ended December 31, 2009 due to the decline in domestic AOL-brand access subscribers. Partially offsetting the decreases described above was an increase of $48.4 million in personnel costs for the year ended December 31, 2009, resulting from the decision not to pay most annual bonuses for 2008.

Costs of revenues as a percentage of revenues were 58% and 55% for the years ended December 31, 2009 and 2008, respectively. While we undertook a number of cost reduction initiatives in response to the decline in revenues, the increase in costs of revenues as a percentage of revenues was partially driven by the decision not to pay most annual bonuses for 2008. The remaining increase was a result of declines in our subscription revenues and advertising revenues exceeding the decline in costs to deliver such revenues.

Costs of revenues decreased 14% to $2,278.4 million for the year ended December 31, 2008, as compared to $2,652.6 million for the year ended December 31, 2007. The sale of our German access service business in the first quarter of 2007 contributed $78 million of the decrease. Excluding that decline, the primary drivers of the decrease in costs of revenues were a decrease in network-related costs, product development and certain other costs of revenues. Network-related costs declined by $149 million, which included declines in narrowband network costs of $56 million due to the decline in access service subscribers, a decrease in personnel and related overhead costs to support the network of $43 million resulting from reduced headcount, declines in depreciation expense associated with network equipment of $29 million and other declines of $26 million related to the decline in access service subscribers. Product development expenses declined $32 million due to a decrease in personnel-related costs as a result of reduced headcount. Other costs of revenues included a decrease in other personnel and related overhead costs of $97 million as a result of reduced headcount, declines in non-network depreciation and amortization of $47 million, declines in costs associated with customer billing and collections of $24 million due to the decline in subscribers and lower content royalties of $21 million. Also contributing to the decline in personnel-related costs described above was our decision not to pay most annual bonuses for 2008. Partially offsetting these declines were increases in TAC. TAC increased 14% to $687 million for the year ended December 31, 2008, as compared to $604 million for the year ended December 31, 2007, due to a new product distribution agreement resulting in TAC of $106 million, additional TAC of $92 million related to revenues generated by the acquisitions completed in 2007 and other increases in TAC consistent with the other Third Party Network advertising growth of $27 million previously discussed, partially offset by the wind-down of the contract with the major customer described above, which resulted in a decline of $160 million.

Costs of revenues as a percentage of revenues were 55% and 51% in the years ended December 31, 2008 and 2007, respectively. The increase in costs of revenues as a percentage of revenues for the year ended December 31, 2008, as compared to the year ended December 31, 2007, was a result of declines in our subscription revenues and advertising revenues exceeding the decline in costs to deliver such revenues.

Selling, General and Administrative

Selling, general and administrative expenses decreased 17% to $538.0 million for the year ended December 31, 2009, as compared to $644.8 million for the year ended December 31, 2008 due to declines in marketing costs of $52.9 million, reflecting reduced payments to marketing partners due to the decline in domestic AOL-brand access subscribers and reduced spending due to cost savings initiatives. Further contributing to the decline in selling, general and administrative expenses for the year ended December 31, 2009, as compared to the year ended December 31, 2008 were decreases in consulting costs of $33.1 million, partially due to the costs incurred in 2008 associated with Time Warner’s evaluation of various strategic alternatives related to our business, which were $22 million for the year ended December 31, 2008, and personnel related declines of $32.2 million due to reduced headcount. Partially offsetting the decline was an increase of $14.7 million for the year ended December 31, 2009 related to the resolution of a French value-added tax matter associated with our historical European access service businesses and an increase in personnel related costs of $15.4 million for the year ended December 31, 2009, resulting from the decision not to pay most annual bonuses for 2008.

Selling, general and administrative expenses decreased to $644.8 million for the year ended December 31, 2008, a 33% decline as compared to the year ended December 31, 2007, of which $34 million was attributable to the sale of our German access service business. The remaining decrease was due to a decline in marketing costs of $127 million, which was related to reduced subscriber acquisition marketing efforts as part of the strategic shift announced in 2006, and a reduction in personnel and related overhead costs of $88 million, due partially to reduced headcount and our decision not to pay most annual bonuses for 2008. Selling, general and administrative expenses for the year ended December 31, 2008 also included $22 million of external costs incurred in connection with Time Warner’s evaluation of various strategic alternatives related to us, including the previously contemplated separation of AOL into separate businesses, which more than offset a $20 million decline in other outside consulting expenses.

Amortization of Intangible Assets

Amortization of intangible assets results primarily from acquired intangible assets including technology, customer relationships and trade names. Amortization of intangibles declined 13% to $144.7 million for the year ended December 31, 2009, as compared to $166.2 million for the year ended December 31, 2008, due to certain intangible assets becoming fully amortized at the end of 2008, partially offset by an increase in our acquired intangible assets resulting from the acquisition of Bebo, Inc. in early 2008. Amortization of intangible assets increased $70.3 million for the year ended December 31, 2008, a 73% increase as compared to the year ended December 31, 2007, due primarily to a significant increase in our acquired intangible assets resulting from the acquisitions of Bebo, Inc. in early 2008 and the acquisitions of Quigo Technologies, Inc. and TACODA, Inc. in late 2007.

Amounts Related to Securities Litigation and Government Investigations, Net of Recoveries

Amounts related to securities litigation and government investigations, net of recoveries consist of legal settlement costs and legal and other professional fees incurred by Time Warner prior to the spin-off related to the defense of various securities lawsuits involving us or our or Time Warner’s present or former officers and employees. While these amounts were historically incurred by Time Warner and reflected in Time Warner’s financial results, they have been reflected as an expense and a corresponding additional capital contribution by Time Warner in our consolidated financial statements for the periods when we were a wholly-owned subsidiary of Time Warner because they involve us. We recognized $27.9 million, $20.8 million and $171.4 million of expense related to these matters for the years ended December 31, 2009, 2008 and 2007, respectively. Following the spin-off, these costs continue to be incurred by Time Warner to the extent that proceeds from a settlement with insurers are available to pay those costs, and thereafter AOL has an obligation to indemnify Time Warner for such costs to the extent they are associated with present or former officers and employees of AOL. We do not view the remaining potential obligations related to this matter to be material. See “Note 11: Commitments and Contingencies” in our accompanying consolidated financial statements for more information.

Restructuring Costs

We undertook various restructuring activities in 2009 in an effort to better align our organizational structure and costs with our strategy. As a result, for the three months and the year ended December 31, 2009, we incurred restructuring charges of $107.4 million and $190.3 million, respectively, related to voluntary and involuntary employee terminations and facility closures. We are in the midst of a significant restructuring initiative which began late in 2009 and we expect to complete in the first half of 2010. We expect to reduce our total workforce by nearly one-third in connection with this restructuring initiative, prior to hiring of new employees in areas of strategic focus. In addition, we plan to reduce our cost base in the United Kingdom and cease or reduce operations in a number of other countries. Specifically, we plan to reduce our presence in Europe by significantly reducing our operations in France and Germany and ceasing operations in a number of other countries. In certain of these countries, we are currently consulting with employees or employee representatives in accordance with applicable legal requirements. In connection with the restructuring activities we plan to undertake in 2010, we expect to incur additional restructuring charges of up to $50 million, substantially all of which are expected to be incurred through the first half of 2010. As a result of ceasing operations in various international countries and shutting down legal entities in certain countries where we operate, we may incur a significant non-cash loss related to the recognition in the income statement of our cumulative foreign currency translation adjustments accumulated in other comprehensive income, a component of equity. In the fourth quarter of 2009, we reevaluated the useful lives of certain intangible assets which will result in accelerated amortization expense of approximately $60 million in 2010, the majority of which will be incurred in the first quarter of 2010.

As a result of the strategic focus on advertising and continuing efforts to better position and optimize our business, we also undertook restructurings in 2008 and 2007. Our 2008 results included net restructuring charges of $16.6 million related to costs incurred associated with involuntary employee terminations and facility closures. Our 2007 results included restructuring charges of $125.4 million, reflecting costs incurred associated with involuntary employee terminations, asset write-offs and facility closures. The 2007 charges also included a reversal of $15 million of restructuring costs associated with a change in estimate for 2006 and prior restructuring activity.

Goodwill Impairment Charge

Based on our goodwill impairment analysis, we have determined that the estimated fair value of AOL exceeds its book value as of December 31, 2009 and therefore no goodwill impairment charge was recorded for 2009. See “Note 3: Goodwill and Intangible Assets” in our accompanying consolidated financial statements for more information.

The goodwill impairment charge in 2008 was incurred as a result of the annual goodwill impairment analysis performed during the fourth quarter of 2008. In that analysis, we determined that the carrying value of our goodwill was impaired and, accordingly, recorded a goodwill impairment charge of $2,207.0 million to write goodwill down to its implied fair value. See “Note 1: Description of Business, Basis of Presentation and Summary of Significant Accounting Policies” and “Note 3: Goodwill and Intangible Assets” in our accompanying consolidated financial statements for more information.

Gain on Disposal of Assets and Consolidated Businesses, Net

The gain on disposal of assets and consolidated businesses for the year ended December 31, 2007 consisted primarily of the $668.2 million gain on the sale of our German access service business in 2007.

OPERATING INCOME (LOSS)

Operating income was $458.0 million for the year ended December 31, 2009, as compared to an operating loss of $1,167.7 million for the year ended December 31, 2008. The operating loss in 2008 included a $2,207.0 million goodwill impairment charge. Excluding this charge, operating income declined in 2009 as compared to 2008 due to the decline in revenues and increase in restructuring costs, partially offset by decreases in costs of revenues and selling, general and administrative expenses.

Our operating loss was $1,167.7 million for the year ended December 31, 2008, as compared to operating income of $1,853.8 million for the year ended December 31, 2007. The decline was due primarily to the goodwill impairment charge in 2008, a significant decrease in revenues in 2008 and a gain on the disposal of our German access service business in 2007, partially offset by decreases in costs of revenues, selling, general and administrative expenses and restructuring costs.

OTHER INCOME STATEMENT AMOUNTS

The following table presents our other income statement amounts for the periods presented (in millions):

	Years Ended December 31,
	2009	2008	% Change from 2008 to 2009	2007	% Change from 2007 to 2008
Other income (loss), net	$(2.8)	$(3.8)	(26)%	$1.2	NM
Income tax provision	206.7	355.1	(42)%	641.7	(45)%
Discontinued operations, net of tax	—	—	NM	182.1	(100)%

Income Tax Provision

Our effective tax rate was 45.4% for the year ended December 31, 2009, as compared to (30.3)% for the year ended December 31, 2008. The effective tax rate for the year ended December 31, 2008 included the effect of the $2,207.0 million goodwill impairment charge, the majority of which was non-deductible for income tax purposes. Excluding the effect of this charge, our effective tax rate for the year ended December 31, 2008 was 43.4%. The increase in the effective tax rate (after excluding the effect of this charge) was primarily due to taxable distributions from foreign jurisdictions. The effective tax rate for the year ended December 31, 2009 differs from the statutory U.S. federal income tax rate of 35.0% due principally to state income taxes and the impact of uncertain tax positions.

Excluding the effect of the goodwill impairment charge, our effective tax rate for the year ended December 31, 2008 was 43.4%, as compared to 34.6% for the year ended December 31, 2007. The increase in the effective tax rate (after excluding the effect of this charge) was due to tax benefits realized in 2007 associated with the utilization of tax loss carryforwards on the sale of our German access service business. The effective tax rate for the year ended December 31, 2008 differs from the U.S. federal income tax rate due to state taxes and a goodwill impairment charge, the majority of which was non-deductible for income tax purposes.

Discontinued Operations, Net of Tax

Discontinued operations, net of tax for the year ended December 31, 2007 includes the financial data associated with the Tegic and Wildseed businesses. See “Note 4: Business Acquisitions, Dispositions and Other Significant Transactions” in our accompanying consolidated financial statements for more detail on these divestitures.

Liquidity and Capital Resources

Current Financial Condition

Historically, the cash we generate has been sufficient to fund our working capital, capital expenditure and financing requirements. While our ability to forecast future cash flows is limited, we expect to fund our ongoing working capital, capital expenditure and financing requirements primarily through cash flows from operations. In addition, we have available to us the revolving credit facility entered into in connection with the separation. While we expect to continue to generate positive cash flows from operations, our cash flows from operations will decline over the next several years principally due to the continued decline in the number of domestic AOL-brand access subscribers as well as a projected decline in search and contextual revenues. Growth in cash flows from operations will only be achieved when, and if, the growth in earnings from our online advertising services more than offsets the continued decline in domestic AOL-brand access subscribers. In order for us to achieve such increase in earnings from advertising services, we believe it will be important to increase our overall volume of display advertising sold, including through our higher-priced channels, and to maintain or increase pricing for advertising. Advertising revenues, however, are more unpredictable and variable than our subscription revenues, and are more likely to be adversely affected during economic downturns, as spending by advertisers tends to be cyclical in line with general economic conditions. If we are unable to successfully implement our strategic plan and grow the earnings generated by our online advertising services, we would reassess our cost structure or seek other financing alternatives to fund our business. As part of our ongoing assessment of our business and availability of capital and to enhance our liquidity position, we may consider divesting of certain assets or product lines.

At December 31, 2009, our cash and equivalents totaled $147.0 million, as compared to $134.7 million at December 31, 2008. Prior to the spin-off, Time Warner provided cash management and other treasury services to us. As part of these services, we swept the majority of our domestic cash balances to Time Warner on a daily basis and received funding from Time Warner for any domestic cash needs. Accordingly, our cash and equivalents balances presented herein prior to the spin-off consist primarily of cash held at international locations for international cash needs. Our cash and equivalents balance as of the date of the spin-off was $100.0 million.

In connection with the spin-off, we entered into a new revolving credit facility. We intend to use the proceeds of this facility, as necessary, for general corporate purposes. We describe the anticipated terms of this facility in greater detail under “Principal Debt Obligations”.

Summary Cash Flow Information

Our cash flows from operations are driven by net income adjusted for non-cash items such as depreciation, amortization, goodwill impairment, equity-based compensation expense and other activities impacting net income such as the gains and losses on the sale of assets or operating subsidiaries. Cash flows from investing activities consist primarily of the cash used in the acquisitions of various businesses as part of our strategy, proceeds received from the sale of assets or operating subsidiaries and cash used for capital expenditures. Cash flows from financing activities relate primarily to our distributions of cash to Time Warner as part of our historical cash management and treasury operations, as well as payments made on debt and capital lease obligations.

OPERATING ACTIVITIES

The following table presents cash provided by operations for the periods presented (in millions):

	Years Ended December 31,
	2009	2008	2007
Net income (loss)	$248.5	$(1,526.6)	$1,395.4
Adjustments for non-cash and non-operating items:
Depreciation and amortization	406.2	477.2	498.6
Non-cash asset impairments	23.1	2,240.0	16.2
Gain on disposal of assets and consolidated businesses, net	—	(0.3)	(682.6)
Non-cash equity-based compensation	12.5	19.6	32.3
Amounts related to securities litigation and government investigations, net of recoveries	27.9	20.8	171.4
Deferred income taxes	(6.7)	(49.5)	102.2
Adjustments relating to discontinued operations	—	—	(186.7)
All other, net, including working capital changes	196.7	(247.6)	(330.2)

Cash provided by operations	$908.2	$933.6	$1,016.6

Cash provided by operations decreased by $25.4 million to $908.2 million for the year ended December 31, 2009, as compared to the year ended December 31, 2008. Our operating income was $458.0 million for the year ended December 31, 2009, an increase of $1,625.7 million as compared to the year ended December 31, 2008. Excluding the $2,207.0 million non-cash goodwill impairment charge in 2008, operating income decreased, driving the decrease in cash provided by operations. The decrease in operating income was partially offset by an increase in cash provided by working capital, driven mainly by lower employee bonus payments in 2009 and the restructuring charge incurred in 2009, the majority of which has not been paid as of the year ended December 31, 2009 and is expected to be paid in 2010.

Cash provided by operations decreased by $83.0 million to $933.6 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007 driven by our decline in operating income. Our operating loss was $1,167.7 million for the year ended December 31, 2008, a decline of $3,021.5 million as compared to the year ended December 31, 2007. Excluding the declines in operating income related to the $2,207.0 million non-cash goodwill impairment charge in 2008 and the $668.2 million gain on the sale of our German access service business in 2007 (which is related to an investing cash flow), and excluding the $150.6 million increase in operating income related to securities litigation and government investigations (which were non-cash to us as Time Warner paid these amounts), operating income declined by $296.9 million, driving the decrease in cash provided by operations. This decline was mostly offset by changes in working capital, driven by a number of factors. First, a portion of our $222.2 million restructuring charge incurred in 2006 was paid in 2007, and the majority of our restructuring charge incurred in 2007 was also paid in 2007, reducing cash provided by operations in 2007. Second, the continued decline in domestic access subscribers and our strategic shift announced in 2006 led to a significant decline in deferred revenues (as we typically collect cash in advance of providing service to customers) from December 31, 2006 to December 31, 2007, resulting in lower cash from operations in 2007. Third, our advertising receivables increased in 2007 as our advertising business grew, and our advertising receivables declined in 2008 as a result of the weak economic conditions. As a result, our cash from operations in 2008 benefited from sales of advertising in 2007.

The components of working capital are subject to fluctuations based on the timing of cash transactions. The changes in working capital between periods primarily reflect changes in cash collected from subscribers and advertising customers and the timing of payments for accrued expenses and other liabilities.

Our cash paid for taxes (substantially all of which was paid to Time Warner under the tax matters agreement) was $216.8 million, $516.6 million and $741.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. The fluctuations in cash paid for taxes for the years ended December 31, 2009, 2008 and

2007 were commensurate with the fluctuations in operating income for those periods (after excluding the effect of the non-deductible goodwill impairment charge in 2008). See “Note 13: Related Party Transactions” in our accompanying consolidated financial statements for further information on the tax matters agreement.

INVESTING ACTIVITIES

The following table presents cash provided (used) by investing activities for the periods presented (in millions):

	Years Ended December 31,
	2009	2008	2007
Investments and acquisitions, net of cash acquired:
Bebo	$(7.8)	$(852.0)	$—
buy.at	—	(125.2)	—
Quigo	—	—	(346.4)
TACODA	—	—	(273.9)
ADTECH AG	—	—	(105.9)
Third Screen Media	—	—	(105.4)
All other	(10.3)	(58.2)	(49.8)
Capital expenditures and product development costs	(135.8)	(172.2)	(280.2)
Proceeds from disposal of assets and consolidated businesses, net:
German access service business	—	—	849.6
United Kingdom access service business	—	126.9	118.7
All other	—	—	66.5
Investment activities from discontinued operations:
Proceeds from the sale of Tegic	—	—	265.0
All other	—	—	(4.0)
Other investment proceeds	2.1	8.4	8.0

Cash provided (used) by investing activities	$(151.8)	$(1,072.3)	$142.2

Cash used by investing activities decreased by $920.5 million to $151.8 million for the year ended December 31, 2009, as compared to the year ended December 31, 2008, due to a decrease in cash used for acquisitions, partially offset by a decrease related to proceeds received in 2008 from the sale of our United Kingdom access service business.

Cash used by investing activities for the year ended December 31, 2008 was $1,072.3 million, a decrease of $1,214.5 million as compared to cash provided by investing activities of $142.2 million for the year ended December 31, 2007. This decrease was due to a decrease in proceeds received from sold businesses and an increase in cash used for acquisitions, partially offset by reduced capital expenditures and product development costs.

Capital expenditures and product development costs are mainly for the purchase of computer hardware, software, network equipment, furniture, fixtures and other office equipment.

FINANCING ACTIVITIES

The following table presents cash provided (used) by financing activities for the periods presented (in millions):

	Years Ended December 31,
	2009	2008	2007
Debt repayments	$—	$(54.0)	$(25.9)
Principal payments on capital leases	(31.1)	(25.1)	(36.1)
Excess tax benefits on stock options	—	2.1	34.4
Net contribution from (distribution to) Time Warner	(709.3)	210.4	(1,390.3)
Other	(9.2)	1.5	(7.4)

Cash provided (used) by financing activities	$(749.6)	$134.9	$(1,425.3)

Cash used by financing activities was $749.6 million for the year ended December 31, 2009, compared to $134.9 million of cash provided by financing activities in the year ended December 31, 2008. This change was due to the $709.3 million of net cash distributed to Time Warner in 2009, compared to $210.4 million of net cash contributed by Time Warner in 2008. Cash was contributed by Time Warner in 2008 as a result of our significant acquisitions in 2008, which required cash in excess of the amount generated by operations.

Cash provided by financing activities for the year ended December 31, 2008 was $134.9 million, compared to cash used by financing activities of $1,425.3 million for the year ended December 31, 2007. This change was due to the $210.4 million of net cash contributed by Time Warner in 2008 due to our acquisition activity, compared to $1,390.3 million of net cash distributed to Time Warner in 2007. In 2007, we also spent cash on acquisitions in excess of the cash provided by operations; however, we received proceeds from the sales of Tegic and the German and United Kingdom access service businesses in that year, which allowed us to distribute cash to Time Warner.

Principal Debt Obligations

On December 9, 2009, we entered into the Revolving Credit Facility. Time Warner guaranteed all of our obligations under the Revolving Credit Facility, pursuant to a guarantee dated as of December 9, 2009. The maturity date of the Revolving Credit Facility is December 8, 2010. Borrowings under the Revolving Credit Facility are available for general corporate purposes. Loans made under the Revolving Credit Facility will bear interest at a fluctuating rate based on the applicable rating for the senior unsecured long-term debt of Time Warner. As of March 2, 2010, we have not borrowed under the terms of our Revolving Credit Facility. See “Note 5: Long-Term Debt and Other Financing Arrangements” in our accompanying consolidated financial statements for additional information.

Contractual Obligations and Commitments

We have obligations under certain contractual arrangements to make future payments for goods and services. These contractual obligations secure the future rights to various assets and services to be used in the normal course of operations. For example, we are contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. In accordance with applicable accounting rules, the future rights and obligations pertaining to firm commitments, such as operating lease obligations and certain purchase obligations under contracts, are not reflected as assets or liabilities in the accompanying consolidated balance sheets.

The following table presents certain payments due under contractual obligations with minimum firm commitments as of December 31, 2009 (in millions):

	Total	2010	2011-2012	2013-2014	Thereafter
Capital lease obligations	$79.6	$35.8	$39.6	$4.2	$—
Operating lease obligations	412.9	62.8	94.9	63.7	191.5
Purchase obligations	137.6	96.8	32.9	7.0	0.9

Total contractual obligations	$630.1	$195.4	$167.4	$74.9	$192.4

The following is a description of our material contractual obligations at December 31, 2009:

•

Capital lease obligations represent the minimum lease payments under non-cancelable capital leases, primarily for network equipment financed under capital leases. See “Note 5: Long-Term Debt and Other Financing Arrangements” in our accompanying consolidated financial statements for more information.

•

Operating lease obligations represent the minimum lease payments under non-cancelable operating leases, primarily for our real estate and operating equipment in various locations around the world. Included in the above table are approximately $230.7 million of payments associated with the lease of our corporate headquarters in New York. We have leased our corporate headquarters for a non-cancelable initial lease term that ends in February 2023, and we have the option to extend the lease for an additional five years. Monthly rental payments to the landlord under this lease escalate by approximately 7% after each of the first five years and the first ten years of the lease term. See “Note 11: Commitments and Contingencies” in our accompanying consolidated financial statements for more information.

•

Purchase obligations, as used herein, refer to a purchase obligation representing an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We expect to receive consideration (i.e., products or services) for these purchase obligations. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which we are contractually obligated. Examples of the types of obligations included within purchase obligations include narrowband network agreements and guaranteed royalty payments. Additionally, we also purchase products and services as needed with no firm commitment. For this reason, the amounts presented in the table above do not provide a reliable indicator of our expected future cash outflows. For purposes of identifying and accumulating purchase obligations, we have included all material contracts meeting the definition of a purchase obligation (e.g., legally binding for a fixed or minimum amount or quantity). For those contracts involving a fixed or minimum quantity but with variable pricing terms, we have estimated the contractual obligation based on our best estimate of the pricing that will be in effect at the time the obligation is incurred. Additionally, we have included only the obligations represented by those contracts as they existed at December 31, 2009, and did not assume renewal or replacement of the contracts at the end of their respective terms. See “Note 11: Commitments and Contingencies” in our accompanying consolidated financial statements.

The liability for uncertain tax positions of $14.3 million as of December 31, 2009 is not reflected in the above contractual obligations table as we are not able to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any relationships with unconsolidated special purpose entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements.

Indemnification Obligations

Prior to the spin-off, we indemnified Time Warner for certain tax positions related to AOL taken by Time Warner from April 13, 2006 up to the date of the spin-off in its consolidated tax return. At the date of the spin-off, Time Warner assumed the obligation for these tax positions, and accordingly, we reversed the recorded liability to Time Warner related to these tax positions, with an offsetting adjustment to equity. As of December 31, 2009, we no longer indemnify Time Warner for any tax positions taken by Time Warner in its consolidated tax return.

In the ordinary course of business, we incur indemnification obligations of varying scope and terms to third parties, which could include customers, vendors, lessors, purchasers of assets or operating subsidiaries and other parties related to certain matters, including losses arising out of our breach of agreements or representations and warranties made by us, services to be provided by us, intellectual property infringement claims made by third parties or, with respect to the divestiture of assets or operating subsidiaries, matters related to our conduct of the business and tax matters prior to the sale. It is not possible to determine the aggregate maximum potential loss under such indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, we have not incurred material costs as a result of claims made in connection with indemnifications provided and, as of December 31, 2009, management concluded that the likelihood of any material amounts being paid by us under such indemnifications is not probable. As of December 31, 2009, amounts accrued in our financial statements related to indemnification obligations are not material.

Customer Credit Risk

Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed-upon contractual payment obligations. Credit risk originates from sales of advertising and subscription access service and is dispersed among many different counterparties.

We had gross accounts receivable of approximately $494.1 million and maintained an allowance for doubtful accounts of $31.7 million at December 31, 2009. Our exposure to customer credit risk relates primarily to our advertising customers and individual subscribers to our access service, which represent $448.6 million and $25.6 million, respectively, of the gross accounts receivable balance at December 31, 2009. No single customer had a receivable balance at December 31, 2009 greater than 10% of total net receivables.

Customer credit risk is monitored on a company-wide basis. We maintain a comprehensive approval process prior to issuing credit to third-party customers. On an ongoing basis, we track customer exposure based on news reports, ratings agency information and direct dialogue with customers. Counterparties that are determined to be of a higher risk are evaluated to assess whether the payment terms previously granted to them should be modified. We also continuously monitor payment levels from customers, and a provision for estimated uncollectible amounts is maintained based on historical experience and any specific customer collection issues that have been identified. While such uncollectible amounts have historically been within our expectations and related reserve balances, if there is a significant change in uncollectible amounts in the future or the financial condition of our counterparties across various industries or geographies deteriorates further, additional reserves may be required.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, which require management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management considers an accounting policy to be critical if it is important to our financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by our management. Due to the significant judgment involved in selecting certain of the assumptions used in these areas, it is possible that different parties could choose different assumptions and reach different conclusions. We consider the policies relating to the following matters to be critical accounting policies:

•	Gross versus net revenue recognition;

•	Impairment of goodwill; and

•	Income taxes.

Gross versus Net Revenue Recognition

We generate a significant portion of our advertising revenues from our advertising offerings on the Third Party Network, which consist of sales of display advertising. In connection with our advertising offerings on the Third Party Network, we typically act as or use an intermediary or agent in executing transactions with third parties. The significant judgments made in accounting for these arrangements relate to determining whether we should report revenue based on the gross amount billed to the customer or on the net amount received from the customer after commissions and other payments to third parties. To the extent revenues are recorded on a gross basis, any commissions or other payments to third parties are recorded as costs of revenues so that the net amount (gross revenues less expense) is reflected in operating income. Accordingly, the impact on operating income is the same whether we record revenue on a gross or net basis.

The determination of whether revenue should be reported gross or net is based on an assessment of whether we are acting as the principal or an agent in the transaction. If we are acting as a principal in a transaction, we report revenue on a gross basis. If we are acting as an agent in a transaction, we report revenue on a net basis. The determination of whether we are acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of an arrangement. We recognize revenue on a gross basis in situations in which we believe we are the principal in transactions, considering all of the indicators set forth in the accounting guidance for principal agent considerations. While none of the indicators individually are considered presumptive or determinative, in reaching our conclusions on gross versus net revenue recognition, we place the most weight on the analysis of whether or not we are the primary obligor in the arrangement.

As an example of the judgments relating to recognizing revenue on a gross or net basis, we sell advertising on behalf of third parties on the Third Party Network. The determination of whether we should report our revenue based on the gross amount billed to our advertising customers, with the amounts paid to the Third Party Network website owner (for the advertising inventory acquired) reported as costs of revenues, requires a significant amount of judgment based on an analysis of several factors. In these arrangements, we are generally responsible for (i) identifying and contracting with third-party advertisers, (ii) establishing the selling prices of the inventory sold, (iii) serving the advertisements at our cost and expense, (iv) performing all billing and collection activities including retaining credit risk and (v) bearing sole liability for fulfillment of the advertising. Accordingly, in these arrangements, we generally believe we are the primary obligor and therefore report revenues earned and costs incurred related to these transactions on a gross basis. During 2009, we earned and reported gross advertising revenues of $534.6 million and incurred costs of revenues of $389.8 million related to providing advertising services on the Third Party Network.

Impairment of Goodwill

Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired. The testing of goodwill for impairment is required to be performed at the level referred to as the reporting unit. A reporting unit is either the “operating segment level” or one level below, which is referred to as a “component.” The level at which the impairment test is performed requires judgment as to whether there exist any components below the operating segment that constitute one or more self-sustaining businesses with discrete results reviewed by management. If the operations below the operating segment level are determined to be one or more self-sustaining businesses, testing is generally required to be performed at this level; however, if multiple self-sustaining business units exist within an operating segment, an evaluation would be performed to determine if the multiple business units share resources that support the overall goodwill balance and should be combined for purposes of this test. For purposes of our goodwill impairment test, we operate as a single reporting unit, as management does not regularly review discrete financial information below the consolidated unit level. Different judgments relating to the determination of reporting units could significantly affect the testing of goodwill for impairment and the amount of any impairment recognized.

Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. In performing the first step, we determine the fair value of our single reporting unit using a combination of an income approach by preparing a discounted cash flow (“DCF”) analysis and a market-based approach based on the Company’s market capitalization. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, terminal growth rates, the amount and timing of expected future cash flows, as well as the premium used to arrive at a controlling interest equity value for the market-based approach. Given that our common stock started trading on December 10, 2009, we concluded that there was insufficient trading activity to solely consider the market-based approach. This approach was considered as one data point in determining fair value, but was not the sole indicator of fair value. The cash flows employed in the DCF analysis are based on our most recent budgets, forecasts and business plans as well as various growth rate assumptions for years beyond the current business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future revenue streams and cash flows of the reporting unit. In addition, when a DCF analysis is used as the primary method for determining fair value, we assess the reasonableness of its determined fair value by reference to other fair value indicators such as comparable company public trading values, research analyst estimates and, where available, values observed in private market transactions. As an example of the judgments made by us, in our 2009 goodwill impairment analysis, the discount rates utilized in the DCF analysis were in a range of 10.5% to 14% in 2009, as compared to 13% to 15% in 2008, while the terminal growth rates for our advertising revenues were 4% in 2009 as compared to a range of 2.5% to 3% in 2008. The premium used to arrive at a controlling interest equity value for the market-based approach was determined based on values observed in recent market transactions. Significant changes in the estimates and assumptions described above could materially affect the determination of fair value for our reporting unit which could trigger future impairment.

If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its carrying amount to measure the amount of impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Based on our goodwill impairment analysis, we have determined that the estimated fair value of our sole reporting unit exceeded its book value by approximately 3% and therefore no impairment charge was recorded for 2009. However, any future declines in estimated fair value of our reporting unit will likely result in a significant goodwill impairment charge. As the market-based approach is based on our market capitalization, volatility in our stock price could have a significant impact on the estimated fair value of our sole reporting unit. If the estimated fair value of our reporting unit had been hypothetically lower by 5% as of December 31, 2009, the book value would have exceeded fair value by approximately $70 million. If the book value of our reporting unit had been greater than fair value, the second step of the goodwill impairment test would have been required to be performed to determine the implied fair value of goodwill, and would likely have resulted in a significant goodwill impairment charge.

Income Taxes

Prior to the spin-off, income taxes as presented in the consolidated financial statements represented current and deferred income taxes of Time Warner attributed to us in a manner that is systematic, rational and consistent with the asset and liability method prescribed by the accounting guidance for income taxes. AOL’s income tax provision prior to the spin-off was prepared under the “separate return method.” The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if AOL were a separate taxpayer and a standalone enterprise. Income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any difference between GAAP and tax reporting. Deferred income taxes reflect the tax effect of net operating loss, capital loss and general business credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. Valuation allowances are established when management determines it is more likely than not that some portion or all of the deferred tax asset will not be realized. Significant judgment is required with respect to the determination of whether or not a valuation allowance is required for certain of our deferred tax assets. Subsequent to the spin-off, AOL will file its own consolidated income tax return (beginning with the short period December 10 – December 31, 2009).

With respect to uncertain tax positions, we recognize in the consolidated financial statements those tax positions determined to be “more likely than not” of being sustained upon examination, based on the technical merits of the positions.

From time to time, we engage in transactions in which the tax consequences may be subject to uncertainty. Examples of such transactions include business acquisitions and dispositions, including dispositions designed to be tax-free, issues related to consideration paid or received and certain financing transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. We prepare and file tax returns based on interpretation of tax laws and regulations. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. In determining our tax provision for financial reporting purposes, we establish a reserve for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. That is, for financial reporting purposes, we only recognize tax benefits taken on the tax return that we believe are “more likely than not” of being sustained. We record a liability for the difference between the benefit recognized and measured pursuant to the accounting guidance for income taxes and the tax position taken on our tax return. There is considerable judgment involved in determining whether positions taken on the tax return are “more likely than not” of being sustained. Actual results could differ from the judgments and estimates made, and we may be exposed to losses or gains that could be material. Further, to the extent we prevail in matters for which a liability has been established, or are required to pay amounts in excess of the liability established, our effective income tax rate in a given financial statement period could be materially affected.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential gain or loss arising from changes in market rates and prices, which historically, for us, is associated primarily with changes in foreign currency exchange rates.

Prior to the spin-off, we used derivative instruments (principally foreign exchange forward contracts), which historically have been entered into by Time Warner on our behalf, to manage the risk associated with exchange rate volatility.

We used these derivative instruments to hedge various foreign exchange exposures, including variability in foreign-currency-denominated cash flows (such as foreign currency expenses expected to be incurred in the future) and currency risk associated with foreign-currency-denominated operating assets and liabilities (i.e., fair value hedges).

Prior to the spin-off, all outstanding derivative instruments were settled. Subsequent to the spin-off and through December 31, 2009, we have not entered into any derivative instruments or hedges. While we may enter into derivative instruments or hedges in the future, we do not currently believe our exposure to foreign exchange risk is significant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of AOL Inc.

We have audited the accompanying consolidated balance sheets of AOL Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AOL Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 6, as of January 1, 2007, AOL Inc. adopted new guidance for uncertainty in income tax positions.

/s/ Ernst & Young LLP

McLean, Virginia
March 2, 2010

AOL Inc.

Consolidated Statements of Operations

(In millions, except per share amounts)

	Years ended December 31,
	2009	2008	2007
Revenues
Advertising	$1,748.3	$2,096.4	$2,230.6
Subscription	1,388.8	1,929.3	2,787.9
Other	120.3	140.1	162.2

Total revenues	3,257.4	4,165.8	5,180.7
Costs of revenues	1,898.5	2,278.4	2,652.6
Selling, general and administrative	538.0	644.8	964.2
Amortization of intangible assets	144.7	166.2	95.9
Amounts related to securities litigation and government investigations, net of recoveries	27.9	20.8	171.4
Restructuring costs	190.3	16.6	125.4
Goodwill impairment charge	—	2,207.0	—
Gain on disposal of assets and consolidated businesses, net	—	(0.3)	(682.6)

Operating income (loss)	458.0	(1,167.7)	1,853.8
Other income (loss), net	(2.8)	(3.8)	1.2

Income (loss) from continuing operations before income taxes	455.2	(1,171.5)	1,855.0
Income tax provision	206.7	355.1	641.7

Income (loss) from continuing operations	248.5	(1,526.6)	1,213.3
Discontinued operations, net of tax	—	—	182.1

Net income (loss)	248.5	(1,526.6)	1,395.4
Less: Net loss attributable to noncontrolling interests	0.3	0.8	0.7

Net income (loss) attributable to AOL Inc.	$248.8	$(1,525.8)	$1,396.1

Amounts attributable to AOL Inc.:
Income (loss) from continuing operations	$248.8	$(1,525.8)	$1,214.0
Discontinued operations, net of tax	—	—	182.1

Net income (loss) attributable to AOL Inc.	$248.8	$(1,525.8)	$1,396.1

Per share information attributable to AOL Inc. common stockholders:
Basic and diluted income (loss) per common share from continuing operations	$2.35	$(14.42)	$11.48
Discontinued operations	—	—	1.72

Basic and diluted net income (loss) per common share	$2.35	$(14.42)	$13.20

Shares used in computing basic and diluted income (loss) per common share	105.8	105.8	105.8

See accompanying notes.

AOL Inc.

Consolidated Balance Sheets

(In millions, except per share amounts)

	December 31,
	2009	2008
Assets
Current assets:
Cash and equivalents	$147.0	$134.7
Accounts receivable, net of allowances of $31.7 and $39.8, respectively	462.4	500.2
Receivables from Time Warner Inc. (“Time Warner”)	—	39.5
Prepaid expenses and other current assets	33.3	33.5
Deferred income taxes	44.7	25.8
Assets held for sale	—	6.7

Total current assets	687.4	740.4

Property and equipment, net	704.8	790.6
Long-term receivables from Time Warner	—	37.7
Goodwill	2,184.2	2,161.5
Intangible assets, net	224.7	369.2
Long-term deferred income taxes	136.8	734.2
Other long-term assets	25.2	27.7

Total assets	$3,963.1	$4,861.3

Liabilities and Equity
Current liabilities:
Accounts payable	$100.5	$52.2
Accrued compensation and benefits	91.4	51.1
Accrued expenses and other current liabilities	413.6	302.4
Deferred revenue	113.5	140.1
Payables to Time Warner	—	58.8
Current portion of obligations under capital leases	32.4	25.0

Total current liabilities	751.4	629.6

Obligations under capital leases	41.5	33.7
Long-term obligations to Time Warner	—	377.0
Restructuring liabilities	28.3	9.0
Deferred income taxes	9.3	11.5
Other long-term liabilities	69.7	62.8

Total liabilities	900.2	1,123.6

Commitments and contingencies (See Note 11) Equity:
Common stock, $0.01 par value, 105.8 million shares issued and outstanding at December 31, 2009	1.1	—
Divisional equity	—	4,038.6
Additional paid-in capital	3,355.5	—
Accumulated other comprehensive loss, net	(275.1)	(302.4)
Retained earnings (accumulated deficit) for the period subsequent to November 2, 2009	(20.4)	—

Total AOL Inc. stockholders’ equity	3,061.1	3,736.2
Noncontrolling interest	1.8	1.5

Total equity	3,062.9	3,737.7

Total liabilities and equity	$3,963.1	$4,861.3

See accompanying notes.

AOL Inc.

Consolidated Statements of Cash Flows

(In millions)

	Years ended December 31,
	2009	2008	2007
Operations
Net income (loss)	$248.5	$(1,526.6)	$1,395.4
Adjustments for non-cash and non-operating items:
Depreciation and amortization	406.2	477.2	498.6
Asset impairments	23.1	2,240.0	16.2
Gain on disposal of assets and consolidated businesses, net	—	(0.3)	(682.6)
Equity-based compensation	12.5	19.6	32.3
Amounts related to securities litigation and government investigations, net of recoveries	27.9	20.8	171.4
Other non-cash adjustments	7.7	(1.7)	(6.7)
Deferred income taxes	(6.7)	(49.5)	102.2
Changes in operating assets and liabilities, net of acquisitions:
Receivables	51.6	73.2	(86.9)
Accrued expenses	125.9	(282.9)	(151.3)
Deferred revenue	(28.2)	(21.7)	(123.9)
Other balance sheet changes	39.7	(14.5)	38.6
Adjustments relating to discontinued operations (a)	—	—	(186.7)

Cash provided by operations	908.2	933.6	1,016.6

Investing Activities
Investments and acquisitions, net of cash acquired	(18.1)	(1,035.4)	(881.4)
Proceeds from disposal of assets and consolidated businesses, net	—	126.9	1,034.8
Capital expenditures and product development costs	(135.8)	(172.2)	(280.2)
Investment activities from discontinued operations	—	—	261.0
Other investment proceeds	2.1	8.4	8.0

Cash provided (used) by investing activities	(151.8)	(1,072.3)	142.2

Financing Activities
Debt repayments	—	(54.0)	(25.9)
Principal payments on capital leases	(31.1)	(25.1)	(36.1)
Excess tax benefits on stock options	—	2.1	34.4
Net contribution from (distribution to) Time Warner	(709.3)	210.4	(1,390.3)
Other	(9.2)	1.5	(7.4)

Cash provided (used) by financing activities	(749.6)	134.9	(1,425.3)

Effect of exchange rate changes on cash and equivalents	5.5	(13.4)	16.9

Increase (decrease) in cash and equivalents	12.3	(17.2)	(249.6)

Cash and equivalents at beginning of period	134.7	151.9	401.5

Cash and equivalents at end of period	$147.0	$134.7	$151.9

Supplemental disclosures of cash flow information
Cash paid for interest	$7.3	$10.5	$9.7

Cash paid for taxes (b)	$216.8	$516.6	$741.9

(a)	The year ended December 31, 2007 included net income from discontinued operations of $182.1 million. After considering non-cash expenses, the net gain on sale reported in discontinued operations and working capital related adjustments relating to discontinued operations, net operational cash used by discontinued operations was $4.6 million for the year ended December 31, 2007.
(b)	The amount of cash paid for taxes includes $210.8 million, $504.2 million and $704.4 million for the years ended December 31, 2009, 2008 and 2007, respectively, paid to Time Warner under the tax matters agreement. See “Note 13: Related Party Transactions” for further information on the tax matters agreement.

See accompanying notes.

AOL Inc.

Consolidated Statements of Equity

(In millions)

	Common Stock		Divisional Equity	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non- Controlling Interest	Total Equity

	Shares	Amount
Balance at December 31, 2006			$4,755.2		$(252.4)		$3.0	$4,505.8
Net income (loss)			1,396.1				(0.7)	1,395.4
Unrealized losses on derivatives and investments, net of tax					(0.2)			(0.2)
Foreign currency translation adjustments					45.7			45.7

Comprehensive income (loss)		—	1,396.1	—	45.5	—	(0.7)	1,440.9
Impact of adopting new accounting guidance (see Note 6)			379.3					379.3
Net transactions with Time Warner			(1,056.5)					(1,056.5)

Balance at December 31, 2007		$—	$5,474.1	$—	$(206.9)	$—	$2.3	$5,269.5

Net loss			(1,525.8)				(0.8)	(1,526.6)
Foreign currency translation adjustments					(95.5)			(95.5)

Comprehensive loss		—	(1,525.8)	—	(95.5)	—	(0.8)	(1,622.1)
Net transactions with Time Warner			90.3					90.3

Balance at December 31, 2008		$—	$4,038.6	$—	$(302.4)	$—	$1.5	$3,737.7

Net income (loss)			269.2			(20.4)	(0.3)	248.5
Unrealized losses on derivatives and investments, net of tax					(0.7)			(0.7)
Foreign currency translation adjustments					28.0		0.6	28.6

Comprehensive income (loss)		—	269.2	—	27.3	(20.4)	0.3	276.4
Net transactions with Time Warner			(915.6)					(915.6)
Distribution to Time Warner (a)			(36.2)					(36.2)
Issuance of common stock (b)	105.8	1.1		(1.1)				—
Reclassification of divisional equity to additional paid-in capital (b)			(3,356.0)	3,356.0				—
Amounts related to equity-based compensation				0.6				0.6

Balance at December 31, 2009	105.8	$1.1	$—	$3,355.5	$(275.1)	$(20.4)	$1.8	$3,062.9

(a)	AOL completed a number of transactions with Time Warner in connection with the spin-off. The reduction to AOL’s equity included the reversal of AOL’s liability to Time Warner for certain tax positions, which resulted in an increase to equity of $368.1 million and the reversal of AOL’s equity-based compensation deferred tax assets, which resulted in a decrease to equity of $436.1 million. These amounts were retained by Time Warner following the spin-off.
(b)	Upon the effective date of the spin-off, AOL’s divisional equity was reclassified and allocated between common stock and additional paid-in capital based on the number of shares of AOL common stock issued and outstanding.

See accompanying notes.

AOL Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

AOL Inc. (“AOL” or the “Company”) is a leading global web services company with an extensive suite of brands and offerings and a substantial audience. AOL’s business spans online content, products and services that it offers to consumers, publishers and advertisers. AOL is focused on attracting and engaging consumers and providing valuable online advertising services on both its owned and operated properties and third-party websites. AOL generates advertising revenues from the owned and operated content, products and services, which are referred to as “AOL Properties”, through the sale of display advertising and search and contextual advertising. A valuable distribution channel for AOL Properties is through the AOL-brand subscription access service, which is offered to consumers in the United States for a monthly fee. AOL also generates advertising revenues through the sale of advertising on third-party websites and on digital devices, which are collectively referred to as the “Third Party Network.”

The Spin-Off

On December 9, 2009, the separation of AOL from Time Warner was completed pursuant to a Separation and Distribution Agreement (the “Separation Agreement”) dated as of November 16, 2009 between AOL and Time Warner. In accordance with the Separation Agreement, on November 16, 2009, Time Warner declared a pro rata dividend of the shares of AOL’s common stock owned by Time Warner to Time Warner shareholders. On the distribution date of December 9, 2009, Time Warner shareholders of record as of 5 p.m. on November 27, 2009, the record date for the distribution, received one share of AOL common stock for every eleven shares of Time Warner common stock held, which resulted in the complete legal and structural separation of the two companies (also referred to herein as the “spin-off”). Fractional shares of AOL common stock were not distributed to Time Warner shareholders. Instead, the fractional shares of AOL common stock were aggregated and sold in the open market with the net proceeds distributed pro rata in the form of cash payments to Time Warner shareholders who would otherwise be entitled to receive a fractional share of AOL common stock. On December 10, 2009, AOL began trading on the New York Stock Exchange as an independent, public company.

Prior to the spin-off, AOL reorganized its corporate structure. On July 8, 2009, Time Warner completed the purchase of Google Inc.’s (“Google”) 5% interest in AOL. Following this purchase, AOL Holdings LLC, which was formed in Delaware in 2006, became a wholly-owned subsidiary of Time Warner. On November 2, 2009, AOL Holdings LLC was converted into a Delaware corporation named AOL Inc. Prior to the spin-off, substantially all of the assets and liabilities (other than guarantees of indebtedness of Time Warner and other non-AOL affiliates of Time Warner) of AOL LLC, then AOL’s wholly-owned subsidiary that held, directly or indirectly, all of the AOL business, were transferred to and assumed by AOL. Following this transfer and assumption of substantially all of AOL LLC’s assets and liabilities, ownership of AOL LLC was retained by Time Warner.

In connection with the spin-off, the Company entered into the Separation Agreement and several other related agreements which govern the ongoing relationship between the two companies. See “Note 13: Related Party Transactions” for further information on the ongoing relationship with Time Warner.

On December 9, 2009, the Company entered into a secured credit agreement (the “Credit Agreement”) among the Company, as borrower, the lenders party thereto (the “Lenders”), Bank of America, N.A., as administrative agent (the “Administrative Agent”) and the other financial institutions party thereto for a 364-day $250.0 million senior secured revolving credit facility (the “Revolving Credit Facility”). See “Note 5: Long-Term Debt and Other Financing Arrangements” for additional information regarding the Revolving Credit Facility.

Prior to the spin-off, the Company completed certain transactions with Time Warner related to AOL’s separation from Time Warner, which resulted in a net reduction to AOL’s equity of $36.2 million. These transactions primarily consisted of the reversal of AOL’s liability to Time Warner for certain tax positions and the reversal of AOL’s equity-based compensation deferred tax assets which were retained by Time Warner following the spin-off. AOL began recording retained earnings subsequent to November 2, 2009, when AOL converted from a limited liability company to a corporation.

Basis of Presentation

Basis of Consolidation

The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses and cash flows of AOL, all voting interest entities in which AOL has a controlling voting interest (“subsidiaries”), and those variable interest entities for which AOL is the primary beneficiary in accordance with the consolidation accounting guidance. Through the date of the spin-off, these financial statements present the historical consolidated results of operations, financial position, and cash flows of the AOL business that now comprises the operations of the Company. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation. Prior to the spin-off, AOL was a subsidiary of Time Warner. The financial information included herein may not necessarily reflect AOL’s financial position, results of operations and cash flows in the future or what AOL’s financial position, results of operations and cash flows would have been had AOL been an independent, publicly-traded company during all of the periods presented.

Through the date of the spin-off, the consolidated financial statements include allocations of certain Time Warner corporate expenses. Management believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by AOL if it had operated as an independent, publicly-traded company or of the costs expected to be incurred in the future. These allocated expenses relate to various services that were provided to AOL by Time Warner, including cash management and other treasury services, administrative services (such as government relations, tax, employee benefit administration, internal audit, accounting and human resources), equity-based compensation plan administration, aviation services, insurance coverage and the licensing of certain third-party patents. During the years ended December 31, 2009, 2008 and 2007, AOL incurred $20.9 million, $23.3 million and $28.4 million, respectively, of expenses related to charges for services performed by Time Warner. See “Note 13: Related Party Transactions” for further information regarding the allocation of Time Warner corporate expenses and the ongoing relationship with Time Warner.

The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included in the consolidated balance sheet as a component of accumulated other comprehensive income (loss), net.

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Actual results could differ from those estimates. Significant estimates inherent in the preparation of the consolidated financial statements include accounting for asset impairments, reserves established for doubtful accounts, equity-based compensation, depreciation and amortization, business combinations, income taxes, litigation matters and contingencies.

Summary of Significant Accounting Policies

Revenues

The Company generates revenue primarily from advertising and from its subscription access service. Revenue is recognized when persuasive evidence of an arrangement exists, performance under the contract has begun, the contract price is fixed or determinable and collectability of the related fee is reasonably assured.

Advertising Revenues

Advertising revenues are generated on AOL Properties through display advertising and search and contextual advertising. Display advertising revenue is generated by the display of graphical advertisements and other performance-based advertising. Search and contextual advertising revenue is generated when a user clicks on or views a text-based advertisement on the user’s screen. These text-based advertisements are either generated from a user-initiated search query or generated based on the content of the webpage the user is viewing. Advertising revenues derived from impression-based contracts, in which AOL provides impressions in exchange for a fixed fee (generally stated as cost-per-thousand impressions), are generally recognized as the impressions are delivered. An “impression” is delivered when an advertisement appears in pages viewed by users. Revenues derived from time-based contracts, in which AOL provides a minimum number of impressions over a specified time period for a fixed fee, are recognized on a straight-line basis over the term of the contract, provided that AOL is meeting and will continue to meet its obligations under the contract (e.g., delivery of impressions over the term of the contract). Advertising revenues derived from contracts where AOL is compensated based on certain performance criteria are recognized as AOL completes the contractually specified performance. Performance can be measured in terms of “click-throughs” when a user clicks on a company’s advertisement or other user actions such as product/customer registrations, survey participation, sales leads or product purchases.

In addition to advertising revenues generated on AOL Properties, the Company also generates revenue from its advertising offerings on its Third Party Network, which consist primarily of sales of display advertising on behalf of third parties on a cost-per-impression basis, a fixed-fee basis or on a pay-for-performance basis.

Gross versus Net Revenue Recognition

In the normal course of business, the Company sometimes acts as or uses an intermediary or agent in executing transactions with third parties. The determination of whether revenue should be reported gross or net is based on an assessment of whether the Company is acting as the principal or an agent in the transaction. If the Company is acting as a principal in a transaction, the Company reports revenue on a gross basis. If the Company is acting as an agent in a transaction, the Company reports revenue on a net basis. In determining whether the Company acts as the principal or an agent, the Company follows accounting guidance for principal agent considerations.

Multiple-Element Transactions

Management analyzes contracts with multiple elements under the accounting guidance for revenue recognition in multiple-element arrangements. Specifically, if the Company enters into sales contracts for the sale of multiple products or services, then the Company evaluates whether the delivered elements have value to the customer on a standalone basis, and whether it has objective and reliable evidence of fair value for each undelivered element in the transaction. If these criteria are met, then the Company accounts for each deliverable in the transaction separately. The Company generally recognizes revenue for undelivered contractual elements on a straight-line basis over the contractual performance period for time-based elements or once specified deliverables have been provided to the customer. If the Company is unable to determine the fair value of one or more undelivered elements in the transaction, the Company recognizes the aggregate contract value as revenue on a straight-line basis over the period in which the last deliverable in the transaction is provided to the customer.

Contemporaneous Purchases and Sales

In the normal course of business, AOL enters into transactions in which it purchases a product or service and contemporaneously negotiates a contract for the sale of advertising to the customer. Contemporaneous transactions may also involve circumstances where the Company is purchasing or selling products and services and settling a dispute. Such arrangements, although negotiated contemporaneously, may be documented in one or more contracts.

The Company’s accounting policy for each transaction negotiated contemporaneously is to record each element of the transaction based on the respective estimated fair values of the products or services purchased and the fair values of the products or services sold. If the Company is unable to determine the fair value of one or more of the elements being purchased, revenue is recognized for the contemporaneous transactions on a net basis.

Subscription Revenues

The Company earns revenue from its subscription access service in the form of monthly fees paid by subscribers to its dial-up Internet access service, and such revenues are recognized as the service is provided.

Traffic Acquisition Costs

AOL incurs costs through arrangements in which it acquires online advertising inventory from publishers for resale to advertisers and arrangements whereby partners distribute AOL’s free products or services or otherwise direct traffic to AOL Properties. AOL considers these costs to be traffic acquisition costs or “TAC.” TAC arrangements have a number of different economic structures, the most common of which are: (i) payments based on a cost-per-thousand impressions or based on a percentage of the ultimate advertising revenues generated from the advertising inventory acquired for resale, (ii) payments for direct traffic delivered to AOL Properties priced on a per-click basis (e.g., search engine marketing fees) and (iii) payments to partners in exchange for distributing AOL products to their users (e.g., agreements with computer manufacturers to distribute the AOL toolbar or a co-branded web portal on computers shipped to end users). These arrangements can be on a fixed-fee basis (which often carry reciprocal performance guarantees by the counterparty), on a variable basis or, in some cases, a combination of the two. TAC agreements with fixed payments are typically expensed ratably over the term of the agreement. TAC agreements with variable payments are typically expensed based on the volume of the underlying activity at the specified contractual rates. TAC agreements with a combination of a fixed fee for a minimum amount of traffic delivered or other underlying activity and variable payments for delivery or performance in excess of the minimum are typically recognized into expense at the higher of straight-line or actual performance, taking into account counterparty performance to date and the projected counterparty performance over the term of the agreement.

Restructuring Costs

Restructuring costs consist primarily of employee termination benefits and contract termination costs, including lease exit costs. One-time involuntary termination benefits are recognized as a liability at estimated fair value when the plan of termination has been communicated to employees and certain other criteria are met. Special termination benefits offered to employees in connection with voluntary termination arrangements offered for a short period of time for a special purpose are recognized as a liability at estimated fair value when the employees accept the offer and the amount of benefits can be reasonably estimated. With respect to certain contractual termination benefits or employee terminations in certain foreign countries operating under ongoing benefit arrangements, a liability for termination benefits is recognized at estimated fair value when it is probable that amounts will be paid to employees and such amounts are reasonably estimable. Contract termination costs are recognized as a liability at fair value when a contract is terminated in accordance with its terms, or when AOL has otherwise executed a written termination of the contract. When AOL ceases using a facility but does not intend to or is unable to terminate the operating lease, AOL records a liability for the present value of the remaining lease payments, net of estimated sublease income that could be reasonably obtained for the property (even if the Company does not intend to sublease the facility for the remaining term of the lease). Costs associated with exit or disposal activities are reflected as restructuring costs in the consolidated statement of operations. See “Note 9: Restructuring Costs” for additional information about the Company’s restructuring activities.

Equity-Based Compensation

Prior to the spin-off from Time Warner, AOL participated in Time Warner’s equity-based compensation plans and recorded compensation expense based on the equity awards granted to AOL employees. Subsequent to the spin-off, AOL has established an equity-based compensation incentive plan and AOL employees are no longer eligible to participate in Time Warner’s equity-based compensation plans. AOL records compensation expense under the AOL plans based on the equity awards granted to employees.

In accounting for equity-based compensation awards, the Company follows the accounting guidance for equity-based compensation, which requires that a company measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost associated with stock options is estimated using the Black-Scholes option-pricing model and recognized in the consolidated statement of operations on a straight-line basis over the period during which an employee is required to provide service in exchange for the award. This accounting guidance also requires that excess tax benefits, as defined, realized from the exercise of stock options be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flows from operations. See “Note 8: Equity-Based Compensation and Employee Benefit Plans” for additional information on equity-based compensation.

In connection with the legal and structural separation of the Company from Time Warner, AOL employees ceased participating in the Time Warner equity plans once the spin-off was completed. Employees holding Time Warner equity awards at the time of the separation were treated as if their employment with Time Warner was terminated without cause. For most AOL employees, this treatment resulted in the forfeiture of unvested stock options, shortened exercise periods for vested stock options and pro rata vesting of the next installment of (and forfeiture of the remainder of) restricted stock unit grants.

Asset Impairments

GOODWILL

Goodwill is tested annually for impairment during the fourth quarter or earlier in the year upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired. The testing of goodwill for impairment is required to be performed at the level referred to as the reporting unit. A reporting unit is either the “operating segment level” or one level below, which is referred to as a “component.” For purposes of AOL’s goodwill impairment test, AOL operates as a single reporting unit.

Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of its reporting unit using a combination of an income approach by preparing a discounted cash flow (“DCF”) analysis and a market-based approach based on the Company’s market capitalization. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its carrying amount to measure the amount of impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

LONG-LIVED ASSETS

Long-lived assets, including finite-lived intangible assets (e.g., acquired technology and customer relationships), do not require that an annual impairment test be performed; instead, long-lived assets are tested for impairment upon the occurrence of an indicator of impairment. Once an indicator of impairment has occurred, the impairment test is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of estimated undiscounted future cash flows generated by the asset group against the carrying value of the asset group. The Company groups long-lived assets for purposes of recognition and measurement of an impairment loss at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the carrying value of the asset group exceeds the estimated undiscounted future cash flows, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the estimated fair value of the asset and its carrying value. Fair value is generally determined by discounting the future cash flows associated with that asset group. If the intent is to hold the asset group for sale and certain other criteria are met (i.e., the asset group can be disposed of currently, appropriate levels of authority have approved the sale and there is an active program to locate a buyer), the impairment test involves comparing the asset group’s carrying value to its estimated fair value less estimated costs of disposal. To the extent the carrying value is greater than the asset group’s estimated fair value less estimated costs of disposal, an impairment loss is recognized for the difference.

AOL recorded non-cash asset impairments related to long-lived assets held and used of $23.1 million, $33.0 million and $16.2 million in 2009, 2008 and 2007, respectively, included in costs of revenues in the consolidated statement of operations. The impairment charge recorded in 2009 related primarily to an intangible asset write-off in connection with the Company’s anticipated disposition of Yedda, Inc., as well as the write-off of certain trade name intangible assets that were abandoned in 2009. The impairment charge recorded in 2008 related primarily to asset write-offs in connection with facility consolidations. The impairment charge recorded in 2007 related primarily to impairments of certain capitalized software no longer being used by AOL.

Income Taxes

Time Warner and its domestic subsidiaries, including AOL prior to the spin-off, file a consolidated U.S. federal income tax return. Income taxes as presented in the consolidated financial statements represent current and deferred income taxes of Time Warner attributed to AOL for periods prior to the spin-off using the “separate return method”, a method that is systematic, rational and consistent with the asset-and-liability method prescribed by the accounting guidance for income taxes. The separate return method applies the accounting guidance for income taxes to the financial statements as if AOL were a separate taxpayer and a standalone enterprise for all periods. AOL will file its own consolidated U.S. federal income tax return following the spin-off (beginning with the short period December 10 – December 31, 2009).

Income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any deferred income taxes. Deferred income taxes reflect the tax effect of net operating loss, capital loss and general business credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. Valuation allowances are established when management determines it is more likely than not that some portion or all of the deferred tax assets will not be realized.

With respect to uncertain tax positions, AOL recognized in the consolidated financial statements those tax positions determined to be “more likely than not” of being sustained upon examination, based on the technical merits of the positions. The Company adjusts its estimated liabilities for uncertain tax positions periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated tax provision for any given year includes adjustments to prior year income tax accruals that are considered appropriate and any related estimated interest. The estimated liability for uncertain income tax positions as of December 31, 2008 was included in long-term obligations to Time Warner in the consolidated balance sheet, as these liabilities related to positions taken by AOL while included in Time Warner’s consolidated tax return. The Company’s policy is to recognize, when applicable, interest and penalties on uncertain tax positions as part of income tax expense. Effective with the spin-off, the Company and Time Warner entered into the Second Tax Matters Agreement, which generally provides that Time Warner shall indemnify AOL for consolidated income taxes relating to any pre-distribution period. Accordingly, $368.1 million of liabilities for uncertain tax positions were reversed on the separation date, with an offsetting increase to equity. As of December 31, 2009, the remaining liabilities for uncertain tax positions (which relate either to pre-distribution periods or foreign returns and are therefore not retained by Time Warner) are included in other long-term liabilities in the consolidated balance sheet. For further information, see “Note 6: Income Taxes” and “Note 13: Related Party Transactions”.

Certain Risks and Concentrations

The Company’s financial instruments include primarily cash and equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities. Due to the short-term nature of these assets and liabilities, their carrying amounts approximate their fair value. Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and accounts receivable.

The Company maintains its cash balances in the form of money market accounts and overnight deposits. The Company maintains cash deposits with banks that at times exceed applicable insurance limits. The Company reduces its exposure to credit risk by maintaining such deposits with high quality financial institutions that management believes are creditworthy.

The Company’s exposure to customer credit risk relates primarily to advertising customers and individual subscribers to AOL’s subscription access service, and is dispersed among many different counterparties, with no single customer having a receivable balance in excess of 10% of total net receivables at December 31, 2009 or 2008.

For each of the periods presented herein, the Company has had a contractual relationship with Google whereby Google provides paid text-based search advertising and contextual advertising on AOL Properties. For the years ended December 31, 2009, 2008 and 2007, the revenues associated with the Google relationship (substantially all of which were search and contextual revenues generated on AOL Properties), were $556.7 million, $677.9 million and $642.1 million, respectively.

Property and equipment, net located outside the United States, which represent less than 1% of total assets, are not material. Revenues in different geographical areas are as follows (in millions):

	Revenues for the Years Ended December 31, (a)
	2009	2008	2007
United States	$2,863.6	$3,623.6	$4,535.0
United Kingdom	169.5	257.6	283.0
Germany	59.2	82.2	187.2
France	70.3	82.0	57.1
Canada	35.7	48.0	51.8
Other international	59.1	72.4	66.6

Total international	393.8	542.2	645.7

Total	$3,257.4	$4,165.8	$5,180.7

(a)	Revenues are attributed to countries based on the location of customers.

Cash and Equivalents

Cash equivalents primarily consist of money market accounts and overnight deposits that are readily convertible into cash with original maturities of less than three months. Cash equivalents are carried at cost, which approximates fair value.

Allowance for Doubtful Accounts

AOL’s receivables consist primarily of two components, receivables from individual subscribers to AOL’s subscription access service and receivables from advertising customers. Management performs separate evaluations of these components to determine if the balances will ultimately be fully collected considering management’s views on trends in the overall aging of receivables. In addition, for certain advertising receivables, management prepares an analysis of specific risks on a customer-by-customer basis. Using this information, management reserves an amount that is expected to be uncollectible. At December 31, 2009 and 2008, total allowance for doubtful accounts was $31.7 million and $39.8 million, respectively.

Receivables from, and Payables to, Time Warner

Prior to the spin-off, receivables from, and payables to, Time Warner represented amounts due from or to Time Warner and its subsidiaries under various arrangements which are discussed further in “Note 13: Related Party Transactions.” Subsequent to the spin-off, amounts due from or to Time Warner and its subsidiaries are reflected in the same manner as receivables and payables to other counterparties.

Property and Equipment

Property and equipment are stated at cost. Depreciation, which includes amortization of capitalized software costs and amortization of assets under capital leases, is provided generally on a straight-line basis over the estimated useful lives of the assets. AOL evaluates the depreciation periods of property and equipment to determine whether events or circumstances warrant revised estimates of useful lives. Depreciation expense, recorded in costs of revenues and selling, general and administrative expense, totaled $261.5 million, $311.0 million and $402.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Property and equipment, including assets under capital lease, consist of ($ in millions):

	December 31,		Estimated Useful Lives
	2009	2008
Land (a)	$47.0	$47.0
Buildings and building improvements	407.6	387.1	15 to 40 years
Capitalized internal-use software costs	772.0	908.6	1 to 5 years
Leasehold improvements	165.5	182.0	5 to 15 years
Furniture, fixtures and other equipment	898.8	1,060.0	2 to 5 years

	2,290.9	2,584.7
Less accumulated depreciation	(1,586.1)	(1,794.1)

Total	$704.8	$790.6

(a)	Land is not depreciated.

CAPITALIZED SOFTWARE

Internal-use Software

AOL capitalizes certain costs incurred for the development of internal-use software. These costs, which include the costs associated with coding, software configuration, upgrades and enhancements and are related to both AOL’s internal systems (such as billing and accounting) and AOL’s user-facing Internet offerings, are included in property and equipment, net in the consolidated balance sheet.

Capitalized Software Associated with Subscription Access Service

AOL capitalizes costs incurred for the production of computer software that generates the functionality for its subscription access service. Capitalized costs typically include direct labor and related overhead for software produced by AOL, as well as the cost of software purchased from third parties. Costs incurred for a product prior to the determination that the product is technologically feasible (i.e., research and development costs), as well as maintenance costs for established products, are expensed as incurred. Once technological feasibility has been established, development costs are capitalized until the software has completed testing and is mass-marketed. Amortization is recognized on a product-by-product basis using the greater of the straight-line method or the current year revenue as a percentage of total revenue estimates for the related software product, not to exceed five years, commencing the month after the date of the product release. The total net book value of capitalized software costs related to the subscription access service was $1.5 million and $9.5 million at December 31, 2009 and 2008, respectively. Such amounts are included in other long-term assets in the consolidated balance sheet. Amortization of capitalized software costs related to the Company’s subscription access service was $8.0 million, $22.4 million and $62.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Research and Development

Research and development costs related to the Company’s software development efforts, which are expensed as incurred, are included in costs of revenues and totaled $63.2 million, $68.8 million and $74.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. These costs consist primarily of personnel and related costs that are incurred related to the development of software and user-facing Internet offerings that do not qualify for capitalization.

Leases

The Company leases operating equipment and office space in various locations worldwide. Lease obligations are classified as operating leases or capital leases, as appropriate. Leased property that meets the capital lease criteria is capitalized and the present value of the future minimum lease payments is recorded as an asset under capital lease with a related capital lease obligation in the consolidated balance sheets.

Rent expense under operating leases is recognized on a straight-line basis over the lease term taking into consideration scheduled rent increases or any lease incentives.

Intangible Assets

AOL has a significant number of intangible assets, including acquired technology, trademarks and customer relationships. AOL does not recognize the fair value of internally generated intangible assets. Intangible assets acquired in business combinations are recorded at fair value on the Company’s consolidated balance sheets and are amortized over estimated useful lives generally on a straight-line basis. Intangible assets subject to amortization are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising expense to third parties was $59.3 million, $117.0 million and $301.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Loss Contingencies

In the normal course of business, the Company is involved in legal proceedings, tax audits and other matters that give rise to potential loss contingencies. The Company accrues a liability for such matters when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In situations where the Company can determine a best estimate within the range of potential loss, the Company records the best estimate of the potential loss as a liability. In situations where the Company has determined a range of loss, but no amount within the range is a better estimate than any other amount within the range, the Company records the minimum amount of the range of loss as a liability.

Discontinued Operations

In determining whether a group of assets disposed (or to be disposed) of should be presented as a discontinued operation, the Company makes a determination of whether the group of assets being disposed of comprises a component of the entity; that is, whether it has historical operations and cash flows that can be clearly distinguished (both operationally and for financial reporting purposes). The Company also determines whether the cash flows associated with the group of assets have been significantly (or will be significantly) eliminated from the ongoing operations of the Company as a result of the disposal transaction and whether the Company has no significant continuing involvement in the operations of the group of assets after the disposal transaction. If these determinations can be made affirmatively, the results of operations of the group of assets being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from continuing operating results of the Company in the consolidated financial statements. See “Note 4: Business Acquisitions, Dispositions and Other Significant Transactions” for additional information.

Comprehensive Income (Loss)

Comprehensive income (loss) is included within equity in the consolidated balance sheets and consists of net income (loss) and other gains and losses affecting equity that, under GAAP, are excluded from net income (loss). For AOL, such items consist primarily of foreign currency translation gains (losses). The following table sets forth other comprehensive income (loss), net of tax, accumulated in equity (in millions):

	Foreign currency translation gains (losses)	Net unrealized gains (losses) on securities	Net derivative financial instrument gains (losses)	Net accumulated other comprehensive income (loss)
Balance at December 31, 2006	$(253.3)	$—	$0.9	$(252.4)
2007 activity	45.7	0.1	(0.3)	45.5

Balance at December 31, 2007	(207.6)	0.1	0.6	(206.9)
2008 activity	(95.5)	(0.1)	0.1	(95.5)

Balance at December 31, 2008	(303.1)	—	0.7	(302.4)
2009 activity	28.0	—	(0.7)	27.3

Balance at December 31, 2009	$(275.1)	$—	$—	$(275.1)

Recent Accounting Standards

Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

On January 1, 2009, the Company adopted guidance that requires share-based compensation awards that qualify as participating securities to be included in basic earnings per share using the two-class method. Under this guidance, all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents are considered participating securities. The adoption of this guidance did not impact net income per common share attributable to AOL for prior periods and is not expected to have an impact on future periods until such time as AOL declares a regular quarterly dividend.

Fair Value Measurements

On January 1, 2009, the Company adopted guidance related to fair value measurements pertaining to non-financial assets and liabilities on a prospective basis. This guidance establishes the authoritative definition of fair value, sets out a framework for measuring fair value and expands the required disclosures about fair value measurement. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

The majority of the Company’s non-financial assets, which include goodwill, intangible assets and property and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for goodwill) such that a non-financial asset is required to be evaluated for impairment, a resulting asset impairment would require that the non-financial asset be recorded at the lower of historical cost or fair value.

Business Combinations

On January 1, 2009, the Company adopted the guidance related to the accounting for business combinations, and is applying such provisions prospectively to business combinations that have an acquisition date on or after January 1, 2009. This guidance establishes principles and requirements for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after purchase accounting is completed will be recognized in earnings rather than as an adjustment to the cost of an acquisition. This accounting treatment for deferred tax asset valuation allowances and acquired income tax uncertainties is applicable to acquisitions that occurred both prior and subsequent to the adoption of this guidance. The adoption of this guidance did not affect the Company’s consolidated financial statements for prior periods.

Noncontrolling Interests

On January 1, 2009, the Company adopted guidance which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including the accounting treatment upon the deconsolidation of a subsidiary. This guidance is being applied prospectively, except for the provisions related to the presentation of noncontrolling interests. Noncontrolling interests have been reclassified to equity in the consolidated balance sheet and excluded from net income in the consolidated statement of operations for all prior periods presented.

Variable Interest Entities

In June 2009, new guidance was issued which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. In addition, this guidance amends the accounting for variable interest entities to (i) require ongoing assessments of whether an entity is the primary beneficiary of a variable interest entity, (ii) eliminate the quantitative approach for determining the primary beneficiary of a variable interest entity, (iii) amend certain guidance for determining whether an entity is a variable interest entity and (iv) require enhanced disclosures. This guidance became effective for AOL on January 1, 2010 and is not expected to have a material impact on the Company’s consolidated financial statements.

Amendments to Revenue Arrangements with Multiple Deliverables

In October 2009, new guidance was issued related to the accounting for multiple-deliverable revenue arrangements. This new guidance amends the existing guidance for separating consideration in multiple deliverable arrangements and establishes a selling price hierarchy for determining the selling price of a deliverable. This new guidance will become effective for AOL on January 1, 2011 with earlier application permitted, provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently evaluating the timing of adopting this new guidance and the impact that the adoption of this new guidance will have on the Company’s revenue recognition policies and results of operations.

NOTE 2—INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income attributable to AOL common stockholders by the weighted average number of shares of common stock issued and outstanding during the reporting period. Diluted income (loss) per common share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The dilutive effect of outstanding equity-based compensation awards is reflected in diluted income (loss) per common share by application of the treasury stock method.

On November 2, 2009, the Company converted from AOL Holdings LLC, a limited liability company wholly owned by Time Warner, to AOL Inc., a corporation wholly owned by Time Warner. On the distribution date of December 9, 2009, 105.8 million shares of $0.01 par value AOL common stock were distributed to Time Warner shareholders of record as of 5 p.m. on November 27, 2009. This share amount is being utilized for the calculation of basic income (loss) per common share for periods presented prior to 2009 as no common stock of the Company existed prior to November 2, 2009. For periods prior to 2009, the same number of shares is being used for diluted income (loss) per common share as for basic income (loss) per common share as no common stock of the Company existed prior to November 2, 2009 and no dilutive securities of the Company were outstanding for any prior period.

For the year ended December 31, 2009, in determining the weighted average number of common shares outstanding for basic income (loss) per common share, the Company assumed 105.8 million shares were outstanding for the period from January 1, 2009 through December 9, 2009. Diluted income (loss) per common share subsequent to the distribution date of December 9, 2009 reflects the potential dilution of outstanding equity-based compensation awards by application of the treasury stock method.

Certain stock options and restricted stock units granted to employees in 2009 have a dilutive effect on income (loss) per share; however, the dilutive effect is not significant to the total weighted-average shares outstanding for 2009 since dilutive shares were only outstanding from December 10, 2009 through December 31, 2009. Accordingly, for the year ended December 31, 2009, AOL’s weighted average number of common shares outstanding for diluted income (loss) per common share was 105.8 million. Grants of restricted stock units to employees will have a dilutive effect on future income per share and grants of stock options to employees may have a dilutive effect on future income per share, if the exercise price of the options is less than the market price during a future reporting period.

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

Goodwill

A summary of changes in the Company’s goodwill during the years ended December 31, 2009 and 2008 is as follows (in millions):

	Gross Goodwill	Impairments	Net Goodwill
December 31, 2007	$35,531.1	$(32,003.7)	$3,527.4
Acquisitions, dispositions and adjustments	889.9	—	889.9
Impairments	—	(2,207.0)	(2,207.0)
Translation and other adjustments	(48.8)	—	(48.8)

December 31, 2008	36,372.2	(34,210.7)	2,161.5
Acquisitions, dispositions and adjustments	8.3	—	8.3
Translation and other adjustments	14.4	—	14.4

December 31, 2009	$36,394.9	$(34,210.7)	$2,184.2

In connection with the annual goodwill impairment analysis performed during the fourth quarter of 2009, AOL determined that the fair value of AOL’s sole reporting unit exceeded its book value, and therefore no goodwill impairment charge was recorded in 2009.

In performing the first step (“Step 1”) of the goodwill impairment test, AOL compared the carrying amount of its reporting unit to its estimated fair value. In determining the estimated fair value of its reporting unit, the Company used a combination of an income approach by preparing a discounted cash flow analysis and a market-based approach based on AOL’s market capitalization. Given that AOL’s common stock started trading on December 10, 2009, there was insufficient trading activity to solely consider the market-based approach. This approach was considered as one data point in determining fair value, but was not the sole indicator of fair value. The cash flows employed in the income approach are based on AOL’s most recent budgets, forecasts and business plans as well as various growth rate assumptions for years beyond the current business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future revenue streams and cash flows of the reporting unit. In addition, when a discounted cash flow analysis is used in determining fair value, reasonableness of the determined fair value is assessed by reference to other fair value indicators such as comparable company public trading values, research analyst estimates and, where available, values observed in private market transactions. In the 2009 goodwill impairment analysis, the discount rates utilized in the discounted cash flow analysis were in a range of 10.5% to 14% in 2009, as compared to 13% to 15% in 2008, while the terminal growth rates for the Company’s advertising revenues were 4% in 2009 as compared to a range of 2.5% to 3% in 2008. The premium used to arrive at a controlling interest equity value for the market-based approach was determined based on values observed in recent market transactions.

The results of the Step 1 process indicated that the fair value of AOL exceeded its book value by approximately 3%. As a result, the second step (“Step 2”) of the goodwill impairment test did not need to be performed, and therefore no impairment charge was recorded for 2009.

As the market-based approach is based on AOL’s market capitalization, volatility in the Company’s stock price could have a significant impact on the estimated fair value of the Company’s sole reporting unit. If the estimated fair value of AOL had been hypothetically lower by 5% as of December 31, 2009, the book value would have exceeded fair value by approximately $70 million. If the book value of AOL had been greater than fair value, the second step of the goodwill impairment test would have been required to be performed to determine the implied fair value of goodwill, and would likely have resulted in a significant goodwill impairment charge.

In connection with the annual impairment analysis performed during the fourth quarter of 2008, AOL determined that the carrying value of its goodwill was impaired and, accordingly, recorded a goodwill impairment charge of $2,207.0 million to write goodwill down to its implied fair value.

Intangible Assets

The Company’s intangible assets and related accumulated amortization at December 31, 2009 and 2008 consisted of the following (in millions):

	December 31, 2009			December 31, 2008
	Gross	Accumulated Amortization (a)	Net	Gross	Accumulated Amortization (a)	Net
Acquired technology	$886.2	$(776.3)	$109.9	$886.2	$(704.7)	$181.5
Customer relationships	216.8	(144.5)	72.3	215.1	(99.1)	116.0
Trade names	98.2	(66.7)	31.5	97.0	(39.3)	57.7
Other intangible assets	57.1	(46.1)	11.0	56.8	(42.8)	14.0

Total	$1,258.3	$(1,033.6)	$224.7	$1,255.1	$(885.9)	$369.2

(a)	Amortization of intangible assets is provided generally on a straight-line basis over their respective useful lives, which range from two to seven years. The Company evaluates the useful lives of its finite-lived intangible assets each reporting period to determine whether events or circumstances warrant revised estimates of useful lives.

The Company recorded amortization expense of $144.7 million, $166.2 million and $95.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. Based on the amount of intangible assets as of December 31, 2009, the estimated amortization expense for each of the succeeding five years ending December 31 is as follows (in millions):

2010 (a)	$148.8
2011	71.4
2012	4.5

Total	$224.7

(a)	Included in the 2010 intangible amortization estimates above is approximately $60.0 million related to certain intangible assets for which the Company has accelerated the amortization based on its reevaluation of their useful lives.

The amounts above may vary as acquisitions and dispositions occur in the future.

NOTE 4—BUSINESS ACQUISITIONS, DISPOSITIONS AND OTHER SIGNIFICANT TRANSACTIONS

Significant 2008 Acquisitions

AOL completed the following significant acquisitions during 2008:

Bebo, Inc.

On May 14, 2008, the Company completed the acquisition of Bebo, Inc. (“Bebo”), a global social media network, for $859.8 million, net of cash acquired, of which $852.0 million was paid in cash in May 2008, and $7.8 million of which was paid by the Company in the first quarter of 2009. AOL recognized $765.8 million of goodwill (which is not deductible for tax purposes) and $86.5 million of intangible assets related to this acquisition.

Perfiliate Limited (doing business as buy.at)

On February 5, 2008, the Company completed the acquisition of Perfiliate Limited (“buy.at”), a company based in the United Kingdom which provides performance-based advertising services to advertisers, for $125.2 million in cash, net of cash acquired. AOL recognized $99.3 million of goodwill (which is not deductible for tax purposes) and $32.5 million of intangible assets related to this acquisition.

The results of operations of Bebo and buy.at have been included in the Company’s consolidated financial statements from their respective dates of acquisition, and were not material to the Company’s consolidated results in 2008. These businesses were acquired to attract and engage more Internet users and provide advertising services to customers, which, along with market conditions at the time of acquisition, contributed to purchase prices that resulted in the allocation of a significant portion of the purchase price to goodwill. The intangible assets associated with these acquisitions consist primarily of acquired technology to be amortized on a straight- line basis over a weighted-average period of four years, customer relationships to be amortized on an accelerated basis over a weighted-average period of four years and trade names and other intangible assets to be amortized on an accelerated basis over a weighted-average period of four years.

Significant 2007 Acquisitions

AOL completed the following significant acquisitions during 2007:

Quigo Technologies, Inc.

On December 19, 2007, the Company completed the acquisition of Quigo Technologies, Inc. (now Quigo Technologies LLC), a site- and content-targeted advertising company, for $346.4 million in cash, net of cash acquired. AOL recognized $239.6 million of goodwill (which is not deductible for tax purposes) and $133.5 million of intangible assets related to this acquisition.

TACODA, Inc.

On September 6, 2007, the Company completed the acquisition of TACODA, Inc. (now TACODA LLC), an online behavioral targeting advertising company, for $273.9 million in cash, net of cash acquired. AOL recognized $219.1 million of goodwill (which is not deductible for tax purposes) and $47.2 million of intangible assets related to this acquisition.

ADTECH AG

On May 15, 2007, the Company acquired a majority ownership stake in ADTECH AG (“ADTECH”), an international provider of online ad serving technology, for $88.1 million in cash, and acquired the remaining outstanding shares of ADTECH during the second, third and fourth quarters of 2007 for an additional $17.8 million, such that the Company owned 100% of the shares of ADTECH at December 31, 2007. AOL recognized $89.2 million of goodwill (which is not deductible for tax purposes) and $23.0 million of intangible assets related to this acquisition.

Third Screen Media, Inc.

On May 15, 2007, the Company completed the acquisition of Third Screen Media, Inc. (now Third Screen Media LLC), a mobile advertising company and mobile ad serving management platform provider, for $105.4 million in cash, net of cash acquired. AOL recognized $76.2 million of goodwill (which is not deductible for tax purposes) and $29.0 million of intangible assets related to this acquisition.

The results of operations of these acquired businesses have been included in the Company’s consolidated financial statements from their respective dates of acquisition, and were not material to the Company’s consolidated results in 2007. These businesses were acquired to attract and engage more Internet users and provide advertising services to customers, which, along with market conditions at the time of acquisition, contributed to purchase prices that resulted in the allocation of a significant portion of the purchase price to goodwill. The intangible assets consist primarily of acquired technology to be amortized on a straight-line basis over a weighted-average period of three years and customer relationships to be amortized on an accelerated basis over a weighted-average period of three years.

Other Significant Transactions

Sale of German Access Service Business

On February 28, 2007, the Company completed the sale of its German access service business to Telecom Italia S.p.A. for $849.6 million in cash, resulting in a net pre-tax gain of $668.2 million, calculated as the excess of the cash proceeds over the carrying value of the net assets sold (including goodwill allocated to the sale of $136.4 million). In connection with this sale, the Company entered into a separate agreement to provide ongoing web services, including content, e-mail and other online tools and services, to Telecom Italia S.p.A.’s wholly-owned subsidiary, Hansenet Telekommunikation GmbH, which expires on February 26, 2012; however, Hansenet Telekommunikation GmbH and AOL have unilateral rights to terminate the web services agreement effective August 31, 2010 if certain revenue thresholds are not achieved by February 26, 2010. For the year ended December 31, 2007, AOL’s German access service business had subscription revenues of $88.2 million.

As a result of the historical interdependency of AOL’s German access service and web service businesses, the historical cash flows and operations of the German access service and web service businesses were not clearly distinguishable. Accordingly, AOL’s German access service business has not been reflected as discontinued operations in the consolidated financial statements.

Asset Dispositions

On December 28, 2007, AOL completed the sale of a building in Reston, Virginia, for a net sales price of $43.4 million, which resulted in a pre-tax gain of $15.8 million.

Divestitures of Certain Wireless Businesses

On August 24, 2007, the Company completed the sale of Tegic Communications, Inc. (“Tegic”) to Nuance Communications, Inc. for $265.0 million in cash, which resulted in a pre-tax gain of approximately $201.4 million. In addition, in the third quarter of 2007, the Company transferred the assets of Wildseed LLC (“Wildseed”) to a third party to settle an outstanding dispute. The Company recorded a pre-tax charge of $6.5 million related to this divestiture in the second quarter of 2007 and an impairment charge of $18.5 million on the long-lived assets of Wildseed in the first quarter of 2007. All amounts related to both Tegic and Wildseed have been reflected as discontinued operations for all periods presented.

Financial data associated with the Tegic and Wildseed businesses reflected as discontinued operations in 2007 is as follows (in millions):

Year Ended December 31, 2007
Total revenues	$43.0
Pre-tax loss (before gain on sale of business)	(29.1)
Gain on sale of business	201.4
Income tax benefit	9.8
Net income attributable to AOL Inc.	182.1

Lease of Office Space to Raytheon

In March 2009, the Company executed an agreement whereby the Company leased to Raytheon Company (“Raytheon”) approximately 600,000 square feet of its owned office space in Dulles, Virginia beginning in October 2009. The lease has an initial term of 10 years with aggregate lease payments of approximately $102.0 million, and provides Raytheon with a series of five-year renewal options for up to an additional 20 years.

AOL-Google Alliance

During December 2005, AOL announced that it was expanding its strategic alliance with Google. As part of this alliance, on April 13, 2006, Time Warner completed its issuance of a 5% equity interest in AOL to Google for $1,000 million in cash. On July 8, 2009, Time Warner repurchased Google’s 5% interest in AOL for $283.0 million, which amount included a payment in respect of Google’s pro rata share of cash distributions to Time Warner by AOL attributable to the period of Google’s investment in AOL. Following this purchase, AOL became a 100%-owned subsidiary of Time Warner. Google continues to provide paid text-based search advertising and contextual advertising on AOL Properties.

Acquisition of StudioNow, Inc.

On January 22, 2010, the Company completed the acquisition of StudioNow, Inc. (“StudioNow”), a provider of a proprietary digital platform that allows clients to create, produce, manage and distribute professional quality videos at scale, for aggregate consideration of $36.5 million (of which $3.1 million is contingent on the future service of certain StudioNow employees). $15.0 million of the total consideration was paid through the issuance of approximately 595,000 shares of AOL common stock. Of the remaining $21.5 million, $14.0 million was paid in cash at the close date and $7.5 million is due in cash two years subsequent to the close date. The $3.1 million contingent on the future service of certain StudioNow employees is not included in the purchase price allocation and will be recognized as compensation expense on a straight-line basis over two years. It is anticipated that a significant portion of the remaining purchase price will be allocated to intangible assets and goodwill. The Company has not completed the allocation of the consideration transferred to acquired identifiable assets and liabilities assumed.

This business was acquired to attract and engage more Internet users and drive high volumes of video content production through StudioNow’s platform, which, along with market conditions at the time of acquisition, contributed to a purchase price that is expected to result in the allocation of a significant portion of the purchase price to goodwill.

Sale of buy.at

On February 26, 2010, the Company completed the sale of buy.at to Digital Window Limited for approximately $17.0 million in cash (subject to working capital adjustments). The Company expects to record a pre-tax loss on this sale of approximately $15 to 20 million, based on the cash proceeds and the carrying value of the net assets sold (including goodwill allocated to the sale). The results of operations of buy.at were not material to the Company’s consolidated financial statements.

NOTE 5—LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Capital Leases

Capital lease obligations consist of ($ in millions):

	Weighted-Average Interest Rate at December 31, 2009	Maturities	Outstanding Amount
			December 31, 2009	December 31, 2008
Capital lease obligations	5.67%	2010-2013	$73.9	$58.7
Amount due within one year			(32.4)	(25.0)

Total long-term capital lease obligations			$41.5	$33.7

Assets recorded under capital lease obligations totaled $138.4 million and $275.3 million at December 31, 2009 and 2008, respectively. Related accumulated amortization totaled $67.0 million and $215.9 million at December 31, 2009 and 2008, respectively.

Future minimum capital lease payments at December 31, 2009 are as follows (in millions):

2010	$35.8
2011	25.3
2012	14.3
2013	4.2
2014 and thereafter	—

Total	79.6
Amount representing interest	(5.7)

Present value of minimum lease payments	73.9
Current portion	(32.4)

Total long-term portion	$41.5

Senior Secured Revolving Credit Facility

On December 9, 2009, the Company entered into the Credit Agreement among the Company, the Lenders, the Administrative Agent and the other financial institutions party thereto for a 364-day $250.0 million senior secured Revolving Credit Facility. The maturity date of the Revolving Credit Facility is December 8, 2010. Borrowings under the Revolving Credit Facility are available for general corporate purposes. Loans made under the Revolving Credit Facility will bear interest at a fluctuating rate based on the applicable rating for the senior unsecured long-term debt of Time Warner.

Time Warner has guaranteed all of the Company’s obligations with respect to loans and letters of credit under the Revolving Credit Facility, pursuant to a Guarantee, dated as of December 9, 2009, in favor of the Administrative Agent (the “Time Warner Guarantee”). As consideration for Time Warner providing such guarantee, the Company will pay Time Warner an annual fee (payable quarterly) equal to 1.0% of the aggregate principal amount of the commitments at closing under the Revolving Credit Facility, and an ongoing guarantee fee, which will vary with the amount of undrawn commitments and the principal amount of the Company’s obligations outstanding under the Revolving Credit Facility, as well as changes in Time Warner’s senior unsecured long-term debt credit ratings, but will be a minimum fee of $0.9 million. The guarantee fee will be subject to prescribed periodic increases over the term of the Revolving Credit Facility.

On December 9, 2009, the Company and each of the Company’s material, wholly-owned domestic subsidiaries entered into a Security Agreement in favor of Bank of America, N.A., as collateral agent (the “Security Agreement”), for the benefit of the secured parties thereunder. Pursuant to the Security Agreement, the obligations under the Revolving Credit Facility are secured by a perfected first-priority security interest in substantially all of the Company’s assets and the assets of each of the Company’s material, wholly-owned domestic subsidiaries (excluding cash and real property, but including 100% of the stock of the Company and each of the Company’s material, wholly-owned domestic subsidiaries’ first-tier domestic subsidiaries and 65% of the stock of their first-tier foreign subsidiaries).

Under the terms of the Revolving Credit Facility, the Company is restricted from paying dividends, among other restrictive covenants. The Company continues to be in full compliance with all covenants contained in the Revolving Credit Facility.

As of March 2, 2010, the Company has not borrowed under the terms of the Company’s Revolving Credit Facility.

Interest Expense

Interest expense amounted to $5.2 million, $8.0 million and $9.7 million for the years ended December 31, 2009, 2008 and 2007, respectively, and is included in other income (loss), net on the consolidated statements of operations. The weighted-average interest rate on AOL’s capital lease obligations was 5.67% and 5.73% at December 31, 2009 and 2008, respectively. The rate on capital lease obligations due within one year was 5.66% at December 31, 2009.

NOTE 6—INCOME TAXES

AOL was included in Time Warner’s consolidated U.S. federal income tax return filings for each of the years presented through December 9, 2009, the date of the spin-off. AOL will file its own consolidated U.S. federal income tax return following the spin-off (beginning with the short period from December 10 through December 31, 2009). AOL also files separate income tax returns in certain state and foreign jurisdictions in which it operates.

AOL’s income taxes are computed and reported herein under the “separate return method” for the periods prior to the spin-off. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if AOL were a separate taxpayer and a standalone enterprise for the entire period. Income taxes related to the short period from December 10 through December 31, 2009 are calculated based on AOL’s separate income tax status.

Domestic and foreign income (loss) from continuing operations before income taxes is as follows (in millions):

	Years Ended December 31,
	2009	2008	2007
Domestic	$583.6	$(1,123.1)	$1,272.5
Foreign	(128.4)	(48.4)	582.5

Total	$455.2	$(1,171.5)	$1,855.0

Current and deferred income taxes (tax benefits) provided on income from continuing operations are as follows (in millions):

	Years Ended December 31,
	2009	2008	2007
U.S. federal:
Current	$172.3	$309.8	$426.2
Deferred	(1.5)	(35.1)	102.6
Foreign:
Current	1.1	13.1	19.0
Deferred	(2.8)	(0.7)	(0.8)
State and local:
Current	40.0	81.7	94.3
Deferred	(2.4)	(13.7)	0.4

Total	$206.7	$355.1	$641.7

The differences between income taxes (tax benefits) expected at the U.S. federal statutory income tax rate of 35% and income taxes (tax benefits) provided are as set forth below (in millions):

	Years Ended December 31,
	2009	2008	2007
Taxes (tax benefits) on income at U.S. federal statutory rate	$159.4	$(410.1)	$649.3
State and local taxes, net of U.S. federal tax benefits	19.3	42.0	74.3
Non-deductible goodwill (including goodwill impairment charge)	—	696.3	52.2
Change in valuation allowance for deferred tax assets	40.3	19.2	(71.6)
U.S. tax benefit from foreign operations	(29.7)	(13.9)	(16.0)
Tax contingencies	21.8	25.2	21.4
Other	(4.4)	(3.6)	(67.9)

Total	$206.7	$355.1	$641.7

Significant components of AOL’s deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2009	2008
Deferred tax assets:
Reserves and allowances	$38.8	$28.7
Equity-based compensation (a)	4.2	614.7
Tax loss and credit carryforwards (b)	1,303.2	1,045.1
Other	240.3	210.2
Valuation allowance	(1,003.1)	(902.2)

Total deferred tax assets	583.4	996.5

Deferred tax liabilities:
Capitalized software	(38.0)	(46.5)
Unrealized foreign exchange tax gain	(175.3)	(109.3)
Intangible assets and goodwill	(161.0)	(66.9)
Other	(36.9)	(25.3)

Total deferred tax liabilities	(411.2)	(248.0)

Net deferred tax assets	$172.2	$748.5

(a)	Upon the effective date of the spin-off, the Company reversed its equity-based compensation deferred tax asset totaling $436.1 million with a corresponding decrease to additional paid-in capital, as this amount was retained by Time Warner under the terms of the Second Tax Matters Agreement between Time Warner and AOL.
(b)	The deferred tax asset relating to tax losses includes $67.5 million of tax losses corresponding to the December 10 through December 31 short period. This short period loss is primarily attributable to restructuring expenses that occurred after the spin-off. It is anticipated that this tax loss carryforward will be utilized during 2010.

AOL had approximately $4,273 million and $3,414 million of accumulated tax losses in various foreign jurisdictions, primarily from countries with unlimited carryforward periods, as of December 31, 2009 and 2008, respectively. However, many of these foreign losses are attributable to specific operations and may not be utilized against income of certain other operations of AOL. The valuation allowance outstanding at December 31, 2009 and 2008 is primarily attributable to these foreign net operating loss carryforwards.

AOL had approximately $123.1 million and $160.3 million of U.S. federal net operating losses many of which are subject to use limitations as of December 31, 2009 and 2008, respectively. In addition, AOL had approximately $771.9 million and $214.8 million of accumulated tax losses in various state and local jurisdictions as of December 31, 2009 and 2008, respectively. However, similar to the foreign net operating loss carryforwards, many of these tax losses are subject to a valuation allowance because they are attributable to specific operations and may not be utilized against income of other operations of AOL. These tax loss carryforwards will expire at various dates between 2010 and 2029. The increase in state net operating losses from 2008 to 2009 is primarily attributable to Time Warner’s allocation of consolidated Virginia net operating losses to AOL in connection with the spin-off.

U.S. federal income taxes are provided on that portion of AOL’s income from foreign subsidiaries that is expected to be remitted to the United States and be taxable. U.S. federal income and foreign withholding taxes have not been recorded on permanently reinvested earnings of certain foreign subsidiaries aggregating approximately $22.0 million and $17.4 million, as of December 31, 2009 and 2008, respectively. Determination of the amount of unrecognized deferred U.S. federal income tax liability with respect to such earnings is not practicable.

Accounting for Uncertainty in Income Taxes

Prior to the adoption of the accounting guidance for uncertainties in income tax provisions in 2007, AOL took positions on its tax returns that may be challenged by domestic and foreign taxing authorities. Certain of these tax positions arose in the context of transactions involving the purchase, sale or exchange of businesses or assets. All such transactions were subject to substantial tax due diligence and planning, in which the underlying form, substance and structure of the transaction was evaluated. Although AOL believes it had support for the positions taken on these tax returns, AOL recorded a liability for its best estimate of the probable loss on certain of these transactions.

On January 1, 2007, AOL adopted the new accounting guidance, which clarifies the accounting for uncertainty in income tax positions. Upon adoption, AOL recorded an increase to equity of $379.3 million, which was due primarily to the recognition of tax benefits for positions that were previously unrecognized. The liability for uncertain income tax positions as of January 1, 2007 was approximately $176.4 million (excluding interest) and reflected a $110.4 million reduction to the previously recorded income tax liability resulting from the adoption of this guidance.

AOL entered into a Second Tax Matters Agreement with Time Warner that governs the respective rights, responsibilities and obligations of Time Warner and AOL after the spin-off with respect to all tax matters. As a member of Time Warner’s consolidated U.S. federal income tax group, AOL has (and continues to have following the spin-off) joint and several liability with Time Warner to the IRS for the consolidated U.S. federal income taxes of the Time Warner group relating to the taxable periods in which AOL was part of the group. Under the Second Tax Matters Agreement, however, Time Warner agreed to assume this liability and any similar liability for U.S. federal, state or local income taxes that are determined on a consolidated, combined, unitary or similar basis for each taxable period in which AOL was included in such consolidated, combined, unitary or similar group with Time Warner. AOL remains responsible for any foreign income taxes and any income taxes (primarily state taxes) that are not determined on a consolidated, combined, unitary or similar basis with Time Warner.

Upon the effectiveness of the Second Tax Matters Agreement, Time Warner assumed the liability for uncertain tax positions taken by Time Warner in its consolidated, combined, unitary or similar tax returns with respect to AOL up to the date of the spin-off. As a result, at the date of the spin-off, AOL reversed the recorded liability (including accrued interest) to Time Warner related to these tax positions, with an offsetting $368.1 million adjustment to equity.

In certain foreign jurisdictions (including the United Kingdom) in which AOL files separately from Time Warner, various periods from 2003 through the current period remain open to examination by the taxing authorities. For the period following the spin-off, the examination periods in all significant jurisdictions, including the United States, Virginia, New York and the United Kingdom, remain open.

Changes in the liability for uncertain tax positions, excluding the related accrual for interest, from January 1 to December 31 are set forth below (in millions):

	Years Ended December 31,
	2009	2008	2007
Beginning balance	$345.7	$311.8	$176.4
Additions for current year tax provisions	26.0	41.0	137.4
Reductions for prior year tax provisions	(32.0)	(7.1)	—
Settlements (including reversal of the liability retained by Time Warner following the spin-off)	(325.4)	—	(2.0)

Total	$14.3	$345.7	$311.8

Interest expensed through the income tax provision for uncertain tax provisions was $14.3 million, $18.2 million, and $11.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, the amount of accrued interest in the consolidated balance sheet associated with uncertain tax positions was $3.2 million and $31.3 million, respectively.

As of December 31, 2009 and 2008, the amount of unrecognized tax benefits which, if recognized, would affect our effective tax rate is $13.4 million and $42.7 million, respectively.

NOTE 7—STOCKHOLDERS’ EQUITY

AOL is authorized to issue up to 660.0 million shares of all classes of stock, consisting of 60 million shares of preferred stock, par value $0.01 per share (“Preferred Stock”), and 600 million shares of common stock, par value $0.01 per share. Rights and privileges associated with shares of Preferred Stock are subject to authorization by the Company’s Board of Directors and may differ from those of any and all other series at any time outstanding. All shares of common stock will be identical and will entitle the holders thereof to the same rights and privileges.

As discussed in “Note 1: Description of Business, Basis of Presentation and Summary of Significant Accounting Policies” on December 9, 2009, in accordance with the Separation Agreement, Time Warner shareholders of record as of 5 p.m. on November 27, 2009, the record date for the distribution, received one share of AOL common stock for every eleven shares of Time Warner common stock held, which resulted in the complete legal and structural separation of the two companies. Fractional shares of AOL common stock were not distributed to Time Warner shareholders. Instead, the fractional shares of AOL common stock were aggregated and sold in the open market, with the net proceeds distributed pro rata in the form of cash payments to Time Warner shareholders who would otherwise be entitled to receive a fractional share of AOL common stock.

As of December 31, 2009, 105.8 million shares of common stock were issued and outstanding. No dividends were declared or paid as of December 31, 2009.

NOTE 8—EQUITY-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

Prior to the spin-off, AOL employees participated in certain Time Warner domestic and international defined contribution plans, including savings and profit sharing plans. AOL’s contributions to Time Warner’s savings plans were primarily based on a percentage of the employees’ elected contributions and were subject to plan provisions. Subsequent to the spin-off, AOL employees are no longer participating in and AOL is no longer contributing to these plans.

Subsequent to the spin-off, AOL employees participate in domestic and international defined contribution plans, primarily consisting of AOL’s domestic savings plan. AOL’s contributions to these plans are based on a percentage of the employees’ elected contributions and are subject to plan provisions.

Expenses related to AOL’s contribution to the Time Warner and AOL plans amounted to $17.4 million, $19.8 million and $27.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Equity-Based Compensation

AOL Equity Plan

Pursuant to the Company’s 2010 Stock Incentive Plan, or “2010 SIP”, options are generally granted to employees and non-employee directors of AOL with exercise prices equal to the quoted fair market value of the common stock at the date of grant. Generally, the stock options vest ratably over a four year vesting period and expire ten years from the date of grant. Certain stock option awards provide for accelerated vesting upon an election to retire pursuant to the Company’s defined benefit retirement plans or after reaching a specified age and years of service, as well as certain additional circumstances for non-employee directors.

Also pursuant to the 2010 SIP, AOL may also grant shares of common stock or restricted stock units (“RSUs”) to its employees and non-employee directors, which generally vest ratably over a four year period from the date of grant. Holders of restricted stock and RSU awards are generally entitled to receive regular cash dividends or dividend equivalents, respectively, if paid by the Company during the period of time that the restricted stock or RSU awards are unvested.

The Company is authorized to grant equity awards to employees covering an aggregate of 11.3 million shares of AOL common stock under the 2010 SIP, of which up to 6.6 million awards may be issued in the form of restricted stock or restricted stock units.

Upon the (i) exercise of a stock option award, (ii) the vesting of a RSU or (iii) the grant of restricted stock, shares of AOL common stock are issued from authorized but unissued shares or from treasury stock. At both December 31, 2009 and December 31, 2008, the Company did not have any shares of treasury stock.

On December 9, 2009, Time Warner equity awards held by AOL’s Chairman and Chief Executive Officer at the time of the separation were converted into AOL equity awards. This modification preserved both the intrinsic value and the fair value of his awards at the separation date, and accordingly, there was no incremental compensation expense associated with this modification.

Time Warner Equity Plans

Until consummation of the separation from Time Warner, AOL employees participated in Time Warner’s equity plans. See “Note 1: Description of Business, Basis of Presentation and Summary of Significant Accounting Policies—Summary of Significant Accounting Policies—Equity-based Compensation” for additional information on the treatment of vested and unvested Time Warner equity awards held by AOL employees upon separation. Time Warner had two active equity plans under which it was authorized to grant equity awards of Time Warner common stock to AOL employees. Options had been granted to employees of AOL with exercise prices equal to the fair market value of the underlying common stock at the date of grant. Generally, the stock options vested ratably over a four-year vesting period and expired 10 years from the date of grant. Certain stock option awards provided for accelerated vesting upon an election to retire pursuant to the Time Warner defined benefit retirement plans or after reaching a specified age and years of service.

Pursuant to these equity plans, Time Warner also granted shares of common stock or RSUs to employees of AOL. These awards generally vested between three to five years from the date of grant. Certain RSU awards provided for accelerated vesting upon an election to retire pursuant to Time Warner’s defined benefit retirement plans or after reaching a specified age and years of service. Holders of restricted stock and RSU awards were generally entitled to receive regular cash dividends or dividend equivalents, respectively, paid by Time Warner during the period of time that the restricted stock or RSU awards were unvested.

Equity-Based Compensation Expense

Compensation expense recognized by AOL related to its equity-based compensation plan and for its participation in Time Warner’s equity-based compensation plans is as follows (in millions):

	Years Ended December 31,
	2009	2008	2007
Stock options	$4.3	$8.7	$20.1
RSUs and performance stock units (PSUs) (a)	8.2	10.9	12.2

Total equity-based compensation expense (b)	$12.5	$19.6	$32.3

Tax benefit recognized	$5.0	$8.3	$11.9

(a)	AOL has only granted RSUs to employees. Prior to the spin-off, Time Warner granted restricted stock units and performance stock units to AOL employees. However, none of the performance stock units granted to AOL employees vested, and accordingly, compensation expense related to the performance stock units was zero on a cumulative basis.
(b)	Equity-based compensation expense in 2009 included a reduction to expense driven by a change in the estimated forfeiture rate for Time Warner equity awards held by AOL employees, as fewer Time Warner equity awards were expected to vest as a result of the spin-off. Also included in the total equity-based compensation expense for the year ended December 31, 2009 is $0.6 million attributable to AOL’s equity awards.

AOL Stock Options

The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value AOL stock options at their grant dates:

Year Ended December 31, 2009
Expected volatility	42.5%
Expected term to exercise from grant date	5.38 years
Risk-free rate	2.9%
Expected dividend yield	0%

The valuation of, as well as the expense recognition for, AOL awards is generally consistent with the treatment of Time Warner awards granted to AOL employees as described above. However, because AOL’s common stock has a limited trading history, the volatility assumption was determined for 2009 awards based on a blend of AOL’s implied volatility and the historical and implied volatilities of a comparable peer group of publicly traded companies. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on the historical exercise experience of AOL employees that held similar options to acquire Time Warner common stock. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. As the Company does not currently intend to pay dividends, the dividend yield is zero for AOL equity awards granted in 2009.

The following table summarizes information about AOL stock options that were outstanding at December 31, 2009:

Options	Number of Options (in millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	—
Converted (a)	0.5	$11.90	9.3 years
Granted	3.2	$23.28	10.0 years

Outstanding at December 31, 2009	3.7	$21.85	9.9 years	$1,549

Exercisable at December 31, 2009	—

(a)	Represents the Time Warner stock options held by AOL’s Chairman and Chief Executive Officer that were converted into AOL stock options.

As of December 31, 2009, 4.4 million shares of AOL common stock were available for future grants of stock options. Total unrecognized compensation cost related to unvested AOL stock option awards as of December 31, 2009, without taking into account expected forfeitures, is $33.4 million and is expected to be recognized over a weighted-average period of 3.27 years.

The weighted-average grant date fair value of an AOL stock option granted during the year ended December 31, 2009 was $9.94. No stock options were exercised during the year ended December 31, 2009.

AOL Restricted Stock Units

The following table summarizes information about unvested AOL RSUs at December 31, 2009:

	Number of Shares/Units (millions)	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2008	—	$—
Converted (a)	0.3	23.39
Granted	2.9	23.28

Unvested at December 31, 2009	3.2	23.29

(a)	Represents the Time Warner RSUs held by AOL’s Chairman and Chief Executive Officer that were converted into AOL RSUs. The weighted-average grant date fair value amount above for these converted awards represents the fair value on the conversion date.

At December 31, 2009, the intrinsic value of unvested AOL RSUs was $68.6 million. Total unrecognized compensation cost related to unvested AOL RSUs at December 31, 2009, without taking into account expected forfeitures, was $67.9 million and is expected to be recognized over a weighted-average period of 3.78 years.

Time Warner Stock Options

The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value Time Warner stock options at their grant date.

	Years Ended December 31,
	2009	2008	2007
Expected volatility	38.1%	28.5%	22.1%
Expected term to exercise from grant date	4.71 years	5.73 years	5.16 years
Risk-free rate	1.9%	3.1%	4.4%
Expected dividend yield	3.8%	1.7%	1.1%

The grant date fair value of all Time Warner equity-based awards has been adjusted to reflect the effect of Time Warner’s 1-for-3 reverse stock split which became effective on March 27, 2009. The weighted-average fair value of a Time Warner stock option granted to AOL employees was $4.57, $12.09 and $15.21 for the years ended December 31, 2009, 2008 and 2007, respectively. The total intrinsic value of Time Warner options exercised by AOL employees was $3.3 million, $38.6 million and $141.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. Time Warner received cash from the exercise of Time Warner stock options by AOL employees totaling $13.0 million, $90.9 million and $188.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. The tax benefits realized by AOL from Time Warner stock options exercised in the years ended December 31, 2009, 2008 and 2007 were approximately $1.2 million, $15.4 million and $55.9 million, respectively.

Time Warner Restricted Stock and Restricted Stock Units

The fair value of Time Warner restricted stock and RSUs granted to AOL employees that vested during the years ended December 31, 2009, 2008 and 2007 was $12.1 million, $5.4 million and $5.9 million, respectively.

For the year ended December 31, 2009, 0.5 million Time Warner RSUs were granted to AOL employees at a weighted-average grant date fair value per RSU of $18.14. For the year ended December 31, 2008, 0.8 million Time Warner RSUs were granted to AOL employees at a weighted-average grant date fair value per RSU of $44.13. For the year ended December 31, 2007, 0.6 million Time Warner RSUs were granted to AOL employees at a weighted-average grant date fair value per RSU of $59.88. Time Warner RSUs held by most employees at the date of spin-off were either vested or forfeited as a result of the spin-off. Following the spin-off, there are no outstanding unvested Time Warner RSUs held by AOL employees.

NOTE 9—RESTRUCTURING COSTS

2009 Restructuring Costs

For the year ended December 31, 2009, the Company undertook various restructuring activities in an effort to better align its organizational structure and costs with its strategy. As a result, the Company incurred $190.3 million in restructuring costs, which included $185.0 million in restructuring costs related to employee terminations, facility closures and other exit activities in 2009, and $5.3 million in restructuring costs associated with actions taken in 2008 and prior years (which includes adjustments to previous estimates). Employee termination costs were attributable to terminations of employees ranging from senior executives to line personnel.

2008 Restructuring Costs

For the year ended December 31, 2008, the Company incurred $16.6 million in restructuring costs, which included $7.2 million in restructuring costs related to employee terminations, facility closures and other exit activities in 2008, and $9.4 million in restructuring costs associated with actions taken in 2007 and prior years (which includes adjustments to previous estimates). Employee termination costs were attributable to terminations of employees ranging from senior executives to line personnel.

2007 Restructuring Costs

For the year ended December 31, 2007, the Company incurred $125.4 million in restructuring costs, which included $93.7 million in restructuring costs related primarily to employee terminations, asset write-offs, facility closures and other exit activities in 2007, and $31.7 million in restructuring costs associated with actions taken in 2006 and prior years (which includes adjustments to previous estimates). Employee termination costs were attributable to terminations of employees ranging from senior executives to line personnel.

A summary of AOL’s restructuring activity for the years ended December 31, 2009, 2008 and 2007 is as follows (in millions):

	Employee Terminations	Other Exit Costs	Total
Liability at December 31, 2006	$92.4	$31.1	$123.5
Net accruals (including adjustments to previous estimates)	119.7	10.4	130.1
Cash paid	(147.9)	(14.8)	(162.7)

Liability at December 31, 2007	64.2	26.7	90.9
Net accruals (including adjustments to previous estimates)	13.8	4.4	18.2
Cash paid	(67.6)	(10.6)	(78.2)

Liability at December 31, 2008	10.4	20.5	30.9
Net accruals (including adjustments to previous estimates)	163.3	29.7	193.0
Non-cash charges	(11.5)	(1.3)	(12.8)
Cash paid	(53.0)	(20.6)	(73.6)

Liability at December 31, 2009	$109.2	$28.3	$137.5

At December 31, 2009, of the remaining liability of $137.5 million, $109.2 million was classified as a current liability within accrued expenses and other current liabilities, with the remaining $28.3 million classified as a long-term liability in the consolidated balance sheet. Amounts classified as long-term are expected to be paid through 2014.

NOTE 10—DERIVATIVE INSTRUMENTS

Prior to the spin-off, AOL used derivative instruments (principally forward contracts), entered into on its behalf by Time Warner, to manage the risk associated with movements in foreign currency exchange rates. Time Warner monitored its positions with, and the credit quality of, the financial institutions that were a party to any of its financial transactions. Netting provisions were provided for in existing International Swap and Derivative Association Inc. agreements in situations where Time Warner executed multiple contracts with the same counterparty. Prior to the spin-off, all outstanding derivative instruments were settled. Subsequent to the spin-off and through December 31, 2009, AOL has not entered into any derivative instruments or hedges. The following is a summary of AOL’s foreign currency risk management strategies while AOL was a subsidiary of Time Warner and the effect of these strategies on AOL’s consolidated financial statements.

Foreign Currency Risk Management

Until consummation of the separation from Time Warner, Time Warner managed certain derivative contracts on AOL’s behalf. Foreign exchange derivative contracts were used by AOL primarily to manage the risk associated with the volatility of future cash flows denominated in foreign currencies and changes in fair value resulting from changes in foreign currency exchange rates.

AOL used derivative instruments to hedge various foreign exchange exposures including the following: (i) variability in foreign-currency-denominated cash flows (i.e., cash flow hedges) and (ii) currency risk associated with foreign-currency-denominated operating assets and liabilities (i.e., fair value hedges).

As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, AOL hedged a portion of its foreign currency exposures anticipated over the calendar year. This process generally coincided with AOL’s annual strategic planning period. Additionally, as transactions arose (or were planned) during the year that were exposed to foreign currency risk and were unhedged at the time, AOL entered into derivative instruments, primarily foreign currency forward contracts, to mitigate the exposure presented by such transactions. Time Warner reimbursed or was reimbursed by AOL for contract gains and losses related to AOL’s foreign currency exposure. To hedge this exposure, AOL used foreign exchange contracts that generally had maturities of three months to 18 months providing continuing coverage throughout the hedging period with all positions being unwound prior to the spin-off. In the aggregate, the derivative instruments and hedging activities were not material to AOL. Time Warner managed the foreign currency transactions directly and entered into foreign currency purchase and sale transactions directly with counterparties and allocated costs to AOL related to these transactions. For the years ended December 31, 2009, 2008 and 2007, AOL recognized net gains (losses) of $10.8 million, ($20.4 million) and $22.1 million, respectively, within other income, net related to foreign currency management activity performed by Time Warner on behalf of AOL. These amounts were recognized upon the de-designation or settlement of foreign exchange contracts used in hedging relationships, including economic hedges. Such amounts were largely offset by corresponding gains or losses from the respective transaction that was hedged and were generally recognized in income in the same period that the hedged item or transaction affects income. Gains and losses from the ineffectiveness of hedging relationships, including ineffectiveness as a result of the discontinuation of cash flow hedges for which it was probable that the originally forecasted transaction would no longer occur, were not material for any period.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Commitments

AOL’s total rent expense from continuing operations amounted to $50.3 million, $55.9 million and $59.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company has long-term non-cancelable lease commitments for office space and operating equipment in various locations around the world, a number of which have renewal options at market rates to be determined prior to the renewal option being exercised. In addition, certain leases have rent escalation clauses with either fixed scheduled rent increases or rent increases based on the Consumer Price Index. The minimum rental commitments under non-cancelable long-term operating leases during the next five years are as follows (in millions):

	Gross operating lease commitments	Sublease income	Net operating lease commitments
2010	$62.8	$5.4	$57.4
2011	55.2	4.7	50.5
2012	39.7	5.2	34.5
2013	33.1	0.6	32.5
2014	30.6	—	30.6
Thereafter	191.5	—	191.5

Total (a)	$412.9	$15.9	$397.0

(a)	Included in the above table are approximately $230.7 million of payments associated with the lease of our corporate headquarters in New York. We have leased our corporate headquarters for a non-cancelable initial lease term that ends in February 2023, and we have the option to extend the lease for an additional five years. Monthly rental payments to the landlord under this lease escalate by approximately 7% after each of the first five years and the first ten years of the lease term.

AOL has commitments under certain network licensing, marketing, royalty and other agreements aggregating approximately $137.6 million at December 31, 2009, which are payable principally over a three-year period, as follows (in millions):

2010	$96.8
2011-2012	32.9
2013-2014	7.0
Thereafter	0.9

Total (a)	$137.6

(a)	Includes amounts committed to Time Warner, as the Company no longer considers Time Warner a related party. See “Note 13: Related Party Transactions” for further information.

The Company also has certain contractual arrangements that would require it to make payments or provide funding if certain circumstances occur (“contingent commitments”). At December 31, 2009, these arrangements related primarily to letters of credit and totaled $10.9 million. The Company does not expect that these contingent commitments will result in any material amounts being paid by the Company in the foreseeable future.

Included in the commitment amounts discussed above are certain commitments to Time Warner, see “Note 13: Related Party Transactions” for additional information.

Contingencies

Shareholder Derivative Lawsuits

During the summer and fall of 2002, numerous shareholder derivative lawsuits were filed in state and federal courts naming as defendants certain current and former directors and officers of Time Warner, as well as Time Warner as a nominal defendant. The complaints alleged that defendants breached their fiduciary duties by, among other things, causing Time Warner to issue corporate statements that did not accurately represent that AOL had declining advertising revenues. Certain of these lawsuits were later dismissed, and others were eventually consolidated in their respective jurisdictions. In 2006, the parties entered into a settlement agreement to resolve all of the remaining derivative matters, and the Court granted final approval of the settlement on September 6, 2006. The court has yet to rule on plaintiffs’ petition for attorneys’ fees and expenses. During 2009 and 2008, AOL incurred $27.9 million and $20.8 million, respectively, of legal fees related to securities litigation and government investigations. During 2007, Time Warner reached agreements to settle substantially all of the remaining securities litigation claims, and AOL incurred expenses of $171.4 million related to these agreements and legal fees. While these amounts were historically incurred by Time Warner and reflected in Time Warner’s financial results, through the date of spin-off they also have been reflected as an expense and a corresponding capital contribution in AOL’s financial statements because they relate to AOL matters. Following the spin-off, these costs will continue to be incurred by Time Warner to the extent that proceeds from a settlement with insurers are available to pay those costs, and thereafter AOL has an obligation to indemnify Time Warner for such costs to the extent they are associated with present or former officers and employees of AOL. As of December 31, 2009, the Company did not have any liability recorded related to these shareholder derivative lawsuits. AOL does not view the remaining potential obligations related to this matter to be material. As a result, the Company does not intend to include disclosure regarding this matter in future notes to financial statements.

Other Matters

On May 24, 1999, two former AOL Community Leader volunteers brought a putative class action, Hallissey et al. v. America Online, Inc., in the U.S. District Court for the Southern District of New York alleging violations of the Fair Labor Standards Act (“FLSA”) and New York State law. The plaintiffs allege that, in serving as AOL Community Leader volunteers, they were acting as employees rather than volunteers for purposes of the FLSA and New York State law and are entitled to minimum wages. In 2001, four of the named plaintiffs in the Hallissey case filed a related lawsuit alleging retaliation as a result of filing the FLSA suit in Williams, et al. v. America Online, Inc., et al. A related case was filed by several of the Hallissey plaintiffs in the U.S. District Court for the Southern District of New York alleging violations of the retaliation provisions of the FLSA. Also in 2001, two related class actions were filed in state courts in New Jersey (Superior Court of New Jersey, Bergen County Law Division) and Ohio (Court of Common Pleas, Montgomery County, Ohio), alleging violations of the FLSA and/or the respective state laws. These cases were removed to federal court and subsequently transferred to the U.S. District Court for the Southern District of New York for consolidated pretrial proceedings with Hallissey.

On January 17, 2002, AOL Community Leader volunteers filed a class action lawsuit in the U.S. District Court for the Southern District of New York, Hallissey et al. v. AOL Time Warner, Inc., et al., against AOL LLC alleging ERISA violations and an entitlement to pension, welfare and/or other employee benefits subject to ERISA. In March 2003, plaintiffs filed and served a second amended complaint, adding as defendants the AOL Time Warner Administrative Committee and the AOL Administrative Committee.

The parties to all of the Community Leader-related lawsuits have agreed to settle the lawsuits on terms that did not result in a material incremental expense or material payment by the Company in 2009. The court granted preliminary approval of the settlement on February 2, 2010. The Company does not expect to make any additional payments related to this matter.

On August 1, 2005, Thomas Dreiling, a shareholder of Infospace Inc., filed a derivative suit in the U.S. District Court for the Western District of Washington against AOL LLC and Infospace Inc. as nominal defendant. The complaint, brought in the name of Infospace, asserts violations of Section 16(b) of the Exchange Act. The plaintiff alleges that certain AOL LLC executives and the founder of Infospace, Naveen Jain, entered into an agreement to manipulate Infospace’s stock price through the exercise of warrants that AOL LLC received in connection with a commercial agreement with Infospace. The complaint seeks disgorgement of profits, interest and attorneys’ fees. On January 3, 2008, the court granted AOL LLC’s motion and dismissed the complaint with prejudice. Plaintiff filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit, and the oral argument occurred on May 7, 2009. On August 19, 2009, the Ninth Circuit issued its opinion affirming the District Court’s opinion on all issues. The petitioners’ September 2, 2009 motion for rehearing en banc before the Ninth Circuit was denied on October 13, 2009. The time period for petitioners to seek certiorari before the U.S. Supreme Court has expired, so the Company expects no further activity in this matter.

On September 22, 2006, Salvadore Ramkissoon and two unnamed plaintiffs filed a putative class action against AOL LLC in the U.S. District Court for the Northern District of California based on AOL LLC’s public posting of AOL LLC member search queries in late July 2006. Among other things, the complaint alleges violations of the Electronic Communications Privacy Act and California statutes relating to privacy, data protection and false advertising. The complaint seeks class certification and damages, as well as injunctive relief that would oblige AOL LLC to alter its search query retention practices. In February 2007, the District Court dismissed the action without prejudice. The plaintiffs then appealed this decision to the Ninth Circuit. On January 16, 2009, the Ninth Circuit held that AOL LLC’s Terms of Service violated California public policy as to any California plaintiffs in the putative class, as it did not allow for them to fully exercise their rights. The Ninth Circuit reversed and remanded to the District Court for further proceedings. On April 24, 2009, AOL LLC filed a motion to implement the Ninth Circuit’s mandate. AOL LLC filed its answer on June 29, 2009. On July 6, 2009, the District Court found that the plaintiffs’ claims for unjust enrichment and public disclosure of private facts were subject to the forum selection clause in the Terms of Service and thus could not be pursued in that court. On October 27, 2009, plaintiffs filed a motion for class certification and two additional named individuals filed a motion to intervene as plaintiffs in the matter. Also on October 27, AOL filed its reply brief with regards to its 12(c) Motion for Judgment on the Pleadings. On February 2, 2010, the Court issued an Order granting AOL’s motion to implement the mandate of the Ninth Circuit. In its Order, the court dismissed named plaintiff Ramkissoon, as he is not a California resident. In addition, the court dismissed the remaining claim under the Electronic Communications Privacy Act, as well as the claims for unjust enrichment and public disclosure of private facts. The Court also dismissed without prejudice both the plaintiffs’ motion for class certification as well as AOL’s 12(c) motion. Subsequent to the court’s order, AOL filed a modified 12(c) motion on February 24, 2010. The Company intends to defend against this lawsuit vigorously.

Between December 27, 2006 and July 6, 2009, AOL Europe Services S.à r.l. (“AOL Luxembourg”), a wholly-owned subsidiary of AOL organized under the laws of Luxembourg, received four assessments from the French tax authorities for French value added tax (“VAT”) related to AOL Luxembourg’s subscription revenues from French subscribers earned during the period from July 1, 2003 through October 31, 2006. During October 2009, the Company entered into a settlement agreement with the French tax authority to resolve this matter. The Company recorded an incremental reserve and corresponding expense of $14.7 million in the third quarter of 2009 related to this matter. The settlement payment was made in the fourth quarter of 2009.

In addition to the matters listed above, AOL is a party to a variety of legal proceedings that arise in the normal course of business. While the results of such normal course legal proceedings cannot be predicted with certainty, management believes that, based on current knowledge, the final outcome of the current pending matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Regardless of the outcome, legal proceedings can have an adverse effect on us because of defense costs, diversion of management resources and other factors.

NOTE 12—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of (in millions):

	December 31,
	2009	2008
TAC	$148.7	$112.0
Restructuring liabilities	109.2	21.9
Taxes	30.1	42.0
Costs of revenues (excluding TAC)	24.9	28.5
Network and related costs	10.4	12.6
Advertising and marketing	10.0	6.1
Rent and facilities expense	4.5	16.7
Member support services	4.0	5.9
Other accrued expenses	71.8	56.7

Total accrued expenses and other liabilities	$413.6	$302.4

NOTE 13—RELATED PARTY TRANSACTIONS

Acquisition of Patch Media Corporation

On June 10, 2009, AOL purchased Patch Media Corporation (“Patch”), a news, information and community platform business dedicated to providing comprehensive local information and services for individual towns and communities, for approximately $7.0 million in cash. Approximately $700,000 of the consideration is being held in an indemnity escrow account until the first anniversary of the closing.

At the time of closing, Timothy M. Armstrong, AOL’s Chairman and Chief Executive Officer, held, indirectly, through Polar Capital Group, LLC (“Polar Capital”) (a private investment company which he founded), economic interests in Patch that entitled him to receive approximately 75% of the transaction consideration. Mr. Armstrong’s original investment in Patch, made in December 2007 through Polar Capital, was approximately $4.5 million. In connection with the transaction, Mr. Armstrong, through Polar Capital, waived his right to receive any transaction consideration in excess of his original $4.5 million investment, opting to accept only the return of his initial investment in AOL common stock. In addition, Mr. Armstrong elected to return the $4.5 million (approximately $450,000 of which is being held in the indemnity escrow account for a year) that he was entitled to receive in connection with the transaction to AOL, to be held by AOL until after the Company’s separation from Time Warner in exchange for the subsequent issuance of AOL common stock. In partial exchange for the $4.5 million he was entitled to receive, on January 29, 2010, AOL issued to Polar Capital approximately 173,000 shares of AOL common stock (valued at $4.1 million based on the closing price on that date). The issuance of shares of AOL common stock to Polar Capital was exempt from registration under Section 4(2) of the Securities Act of 1933, as a transaction by an issuer not involving a public offering. The remaining amount due to Mr. Armstrong is expected to be settled in shares later in 2010, once the one year escrow period has passed.

The results of operations of Patch have been included in the Company’s consolidated financial statements from the date of acquisition, and were not material to the Company’s consolidated results in 2009.

Transactions with Time Warner

Through the date of the spin-off, AOL had certain related party relationships with Time Warner and its subsidiaries. In connection with the separation, AOL entered into the Separation Agreement and several other related agreements which govern the ongoing relationship between the two companies. The Company does not consider Time Warner to be a related party subsequent to the spin-off. The related party relationships and subsequent relationships with Time Warner are discussed further below.

Administrative Services

Through the date of the spin-off, Time Warner performed certain administrative functions on behalf of AOL. Costs of these services that were allocated or charged to AOL were based on either the actual costs incurred or Time Warner’s estimate of expenses relative to the services provided to other subsidiaries of Time Warner. AOL believes that these allocations were made on a reasonable basis, and that receiving these services from Time Warner created cost efficiencies. These services and transactions included the following:

•	cash management and other treasury services;

•	administrative services such as government relations, tax, employee benefit administration, internal audit, accounting and human resources;

•	equity-based compensation plan administration;

•	aviation services;

•	insurance coverage; and

•	the licensing of certain third-party patents.

During the years ended December 31, 2009, 2008 and 2007, AOL incurred $20.9 million, $23.3 million and $28.4 million, respectively, of expenses related to charges for services performed by Time Warner. These expenses were recorded as operating expenses by AOL as incurred.

Subsequent to the separation, Time Warner continues to provide consultation on cash management and other treasury services, as well as tax services. These services are provided on a fixed monthly fee basis for a period not to exceed one year from the date of the spin-off. AOL does not expect the costs associated with these services to be material to AOL’s consolidated financial statements.

Tax Matters Agreements

In connection with Google’s investment in the Company in 2006, AOL entered into a tax matters agreement with Time Warner governing AOL’s inclusion in Time Warner consolidated tax returns. Under the terms of the tax matters agreement, Time Warner prepared a pro forma AOL income tax return, and AOL agreed to make tax payments to Time Warner generally on the basis of this pro forma consolidated AOL income tax return. Amounts payable or receivable under the tax matters agreement were generally reported as adjustments to divisional equity. Uncertain tax positions that were recorded as a liability in AOL’s financial statements were included in long-term obligations to Time Warner in the consolidated balance sheet as of December 31, 2008, as the amounts related to positions taken in Time Warner’s consolidated tax return.

Effective with the spin-off, the Company entered into a Second Tax Matters Agreement with Time Warner that governs the respective rights, responsibilities and obligations of Time Warner and AOL after the spin-off with respect to all tax matters. See “Note 6: Income Taxes” for additional information on the Second Tax Matters Agreement.

Guarantee Agreements

In connection with entering into the Revolving Credit Facility, Time Warner has guaranteed all of the Company’s obligations with respect to loans and letters of credit under the Revolving Credit Facility. As consideration for Time Warner providing such guarantee, the Company will pay Time Warner a fee equal to 1.0% of the aggregate principal amount of the commitments at closing under the Revolving Credit Facility, and an ongoing guarantee fee, which will vary with the amount of undrawn commitments and the principal amount of the Company’s obligations outstanding under the Revolving Credit Facility, as well as changes in Time Warner’s senior unsecured long-term debt credit ratings. The guarantee fee will be subject to prescribed periodic increases over the term of the Revolving Credit Facility.

Through the date of the spin-off, AOL LLC entered into several guarantee agreements with Time Warner or subsidiaries of Time Warner whereby AOL LLC guaranteed debt issued by Time Warner or its subsidiaries on a joint and several basis As this was an intercompany guarantee, the Company did not recognize an indemnification liability or any income associated with this guarantee in its financial statements. Subsequent to the spin-off, AOL and its subsidiaries no longer guarantee any debt issued by Time Warner or its subsidiaries.

In 2007, in connection with a lease of office space in New York City that the Company entered into with a third party, Time Warner agreed to guarantee up to $10.0 million to the third party as security for AOL’s obligations under the lease. In 2008, in connection with the lease of additional office space at the same building, Time Warner agreed, upon the occurrence of certain events, to increase the total guarantee to approximately $15.7 million to the third party as security for AOL’s obligations under the lease. As of December 31, 2009, these events had not occurred and, accordingly, the amount guaranteed by Time Warner at December 31, 2009 was $10.0 million.

In addition, Time Warner provides credit support for certain AOL lease and trade obligations of approximately $108.1 million ending on the earlier of December 9, 2011 and 30 days after AOL obtains the right to borrow funds under a permanent credit facility, in exchange for a fee equal to a rate per annum of 4.375% of the outstanding principal amount of such obligations, subject to periodic increases. Since the spin-off, AOL has replaced or released Time Warner as the source of the credit support for certain AOL lease and trade obligations or otherwise reduced Time Warner’s credit support obligations. As of February 24, 2010, the amount of credit support provided by Time Warner for AOL lease and trade obligations was $28.2 million.

Banking and Treasury Functions

Through the date of the spin-off, Time Warner provided cash management and treasury services to AOL. As part of these services, AOL swept the majority of all cash balances to Time Warner on a daily basis and received funding from Time Warner for any cash needs.

Additionally, AOL entered into various financial arrangements internationally with Time Warner International Finance Limited, a wholly-owned subsidiary of Time Warner, and other Time Warner international subsidiaries. The objective of these arrangements was to provide AOL with efficient avenues for liquidity in a structure that minimized or eliminated the currency risk to AOL. AOL had a net receivable balance from Time Warner of $34.7 million as of December 31, 2008 related to these arrangements. Amounts that were due and owed under these arrangements were settled in cash prior to the spin-off.

Subsequent to the separation, Time Warner will continue to provide consultation on cash management and other treasury services. AOL does not expect the costs associated with these services to be material to AOL’s consolidated financial statements.

Equity-Based Compensation Reimbursement

As a result of AOL’s participation in Time Warner’s equity-based compensation plans, prior to the date of spin-off AOL was obligated to make cash payments to Time Warner for the intrinsic value of Time Warner RSUs and PSUs held by AOL employees upon vesting and for the intrinsic value of stock options held by AOL employees upon the exercise of those options. Accordingly, AOL recorded a liability (reflected in payables to

Time Warner as of December 31, 2008) measured based on the intrinsic value as of each balance sheet date of vested but unexercised Time Warner stock options and a portion of the intrinsic value of unvested RSUs and PSUs held by AOL employees. As of December 31, 2008, the liability related to vested unexercised stock options, unvested RSUs and PSUs was $11.6 million. For the years ended December 31, 2009, 2008 and 2007, AOL remitted cash totaling $2.4 million, $43.8 million and $161.0 million, respectively, to Time Warner for stock options exercised by AOL employees and the vesting of RSUs held by AOL employees.

In connection with the separation, AOL employees no longer participate in Time Warner’s equity-based compensation plans and AOL is no longer obligated to reimburse Time Warner for the intrinsic value of Time Warner equity-based compensation awards held by AOL employees. Accordingly, at the date of spin-off, AOL reversed the outstanding liability based on the intrinsic value of the Time Warner equity awards held by AOL employees and recorded a corresponding increase in equity.

Other

In the normal course of business, AOL historically entered into commercial transactions with other subsidiaries of Time Warner. AOL recognized $3.7 million, $10.5 million and $19.6 million in revenue and $22.0 million, $33.7 million and $29.7 million in operating expenses from transactions with other Time Warner subsidiaries for the years ended December 31, 2009, 2008 and 2007, respectively.

Prior to AOL’s separation from Time Warner, AOL was a party to a Memorandum of Understanding with Telepictures Productions Inc., an indirect wholly-owned subsidiary of Time Warner, governing the operations of TMZ.com. Under the Memorandum of Understanding, AOL’s contribution to TMZ included the provision of certain technology and the design, development and maintenance of TMZ’s website. Subject to certain performance adjustments and the reimbursement of expenses, revenues were split evenly between the parties. Under this arrangement, Telepictures received payments from AOL of $8.7 million, $12.7 million and $9.6 million in 2009, 2008 and 2007, respectively.

As part of AOL’s separation from Time Warner, the TMZ Memorandum of Understanding between AOL and Telepictures was amended such that Telepictures assumed responsibility for all of TMZ’s ongoing operations. Under the terms of the amended Memorandum of Understanding, AOL provides online distribution to TMZ for a fee. This amended Memorandum of Understanding will terminate on December 9, 2010. In addition, AOL provides hosting services to TMZ under the Master Services Agreement for ATDN and Hosting Services between Time Warner and AOL. The financial results related to TMZ are not material to AOL’s business.

In December 2006, AOL sold certain real estate in Columbus, Ohio to Time Warner subject to a leaseback by AOL. Due to the related party nature of the arrangement and AOL’s continuing involvement in the building in the form of a lease, such real estate’s net book value was historically recorded as an asset in AOL’s financial statements. During 2008, AOL, in conjunction with Time Warner, made the decision to dispose of this facility. Accordingly, AOL recorded a $13.2 million non-cash impairment associated with this real estate, and classified the remaining net book value of the property of $6.7 million as held for sale in the consolidated balance sheet. AOL exited this facility in 2009 and therefore has no ongoing operations in the facility as of December 31, 2009. Accordingly, the remaining net book value of this facility of $6.7 million was transferred to Time Warner during 2009 with a corresponding reduction in equity.

In 2007, Time Warner purchased a perpetual right to use a series of patents from a third party on behalf of AOL and other divisions of Time Warner. Based on AOL’s usage of the technology related to these patents relative to other divisions, approximately $21 million of the consideration paid by Time Warner for this right has been allocated to AOL and included within intangible assets, net in the consolidated balance sheet. Subsequent to the separation, AOL maintains the perpetual right to use this series of patents with no additional consideration due to the third party. This intangible asset is being amortized by AOL on a straight-line basis over a five-year period that began January 1, 2007.

NOTE 14—SEGMENT INFORMATION

An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and that has discrete financial information that is regularly reviewed by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

The Company’s chief operating decision-maker, its chief executive officer, evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. There are no managers who are held accountable by AOL’s chief operating decision-maker, or anyone else, for an operating measure of profit and loss for any operating unit below the consolidated unit level. Accordingly, management has determined that the Company has one segment.

NOTE 15—SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except per share amounts)
2009
Revenues
Advertising	$443.0	$419.2	$414.5	$471.6
Subscription	393.5	355.7	332.2	307.4
Other	30.7	28.9	30.0	30.7

Total revenues	867.2	803.8	776.7	809.7
Costs of revenues	485.1	464.3	453.2	495.9
Operating income (loss) (a)	141.6	158.7	127.4	30.3
Net income (loss)	82.5	90.7	73.9	1.4
Less: Net loss attributable to noncontrolling interests	0.2	—	0.1	—

Net income (loss) attributable to AOL Inc.	$82.7	$90.7	$74.0	$1.4

Basic net income (loss) per common share	$0.78	$0.86	$0.70	$0.01
Diluted net income (loss) per common share	$0.78	$0.86	$0.70	$0.01

2008
Revenues
Advertising	$551.9	$530.3	$501.7	$512.5
Subscription	538.8	491.0	470.1	429.4
Other	37.6	35.4	34.8	32.3

Total revenues	1,128.3	1,056.7	1,006.6	974.2
Costs of revenues	623.5	601.6	546.5	506.8
Operating income (loss)(b)	280.1	225.0	258.9	(1,931.7)
Net income (loss)	159.6	126.6	147.4	(1,960.2)
Less: Net loss attributable to noncontrolling interests	0.1	0.3	0.1	0.3

Net income (loss) attributable to AOL Inc.	$159.7	$126.9	$147.5	$(1,959.9)

Basic net income (loss) per common share	$1.51	$1.20	$1.39	$(18.52)
Diluted net income (loss) per common share	$1.51	$1.20	$1.39	$(18.52)

(a)	Operating income (loss) includes impacts for restructuring charges related primarily to voluntary and involuntary employee terminations and facility closures of $58.3 million, $14.4 million, $10.2 million and $107.4 million for the quarters ended March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009, respectively.
(b)	The quarter ended December 31, 2008 includes a $2,207.0 million non-cash impairment charge to reduce the carrying value of goodwill and a $13.2 million non-cash impairment charge associated with certain real estate in Columbus, Ohio.

AOL Inc.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2007, 2008 and 2009

(In millions)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
2007	$44.3	$48.1	$(61.5)	$30.9
2008	$30.9	$30.4	$(21.5)	$39.8
2009	$39.8	$20.7	$(28.8)	$31.7

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information we are required to disclose in our financial reports is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and that such information is accumulated and communicated to senior management, as appropriate, to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of December 31, 2009, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009, at a reasonable assurance level.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by the Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives. It is a process that involves human diligence and compliance and is therefore subject to lapses in judgment and breakdowns resulting from human error. It also can be circumvented by collusion or improper override. Because of its limitations, there is a risk that internal control over financial reporting may not prevent or detect on a timely basis errors or fraud that could cause a material misstatement of the financial statements.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

Changes to Internal Control Over Financial Reporting

We have evaluated the changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On November 2, 2009, the stockholders of AOL, by unanimous written consent, elected Timothy M. Armstrong, Jeffrey L. Bewkes and John K. Martin, Jr. as directors of AOL. Our current directors were elected by our pre-spin-off board of directors.

On November 20, 2009, the stockholders of AOL, by unanimous written consent (1) approved and adopted the Amended and Restated Certificate of Incorporation of AOL; (2) approved the AOL Inc. 2010 Stock Incentive Plan; and (3) approved the AOL Inc. Annual Incentive Plan for Executive Officers. The Amended and Restated Certificate of Incorporation of AOL was filed and effective on December 9, 2009.

On December 8, 2009, the sole stockholder of AOL, by unanimous written consent, approved and adopted a Certificate of Amendment of the Certificate of Incorporation of AOL. The Certificate of Amendment was filed and effective on December 8, 2009.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In addition to the information set forth under the caption “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K, the information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2010 Annual Meeting of Stockholders.

We have adopted a Code of Ethics for Our Senior Executive and Senior Financial Officers. A copy of the Code is publicly available on our website at http://corp.aol.com/corporate-policy. Amendments to the Code or any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will also be disclosed on our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated by reference to our Proxy Statement to be filed in connection with the 2010 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is hereby incorporated by reference to our Proxy Statement to be filed in connection with the 2010 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is hereby incorporated by reference to our Proxy Statement to be filed in connection with the 2010 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is hereby incorporated by reference to our Proxy Statement to be filed in connection with the 2010 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The Financial Statements listed in the Index to Consolidated Financial Statements and Supplementary Data, filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedule

The Financial Statement Schedule listed in the Index to Consolidated Financial Statements and Supplementary Data, filed as part of this Annual Report on Form 10-K.

(a)(3) Exhibits

See Item 15(b) below.

(b) Exhibits

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

See the Exhibit Index immediately following the signature page of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2010.

AOL INC.

By	/s/ ARTHUR MINSON
Name:	Arthur Minson
Title:	Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy M. Armstrong and Arthur Minson, jointly and severally, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIMOTHY M. ARMSTRONG	Chairman and Chief Executive Officer (Principal Executive Officer)	March 2, 2010
Timothy M. Armstrong

/s/ ARTHUR MINSON	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2010
Arthur Minson

/s/ DOUGLAS E. HORNE	Controller (Principal Accounting Officer)	March 2, 2010
Douglas E. Horne

/s/ RICHARD L. DALZELL	Director	March 2, 2010
Richard L. Dalzell

/s/ KAREN E. DYKSTRA	Director	March 2, 2010
Karen E. Dykstra

/s/ WILLIAM R. HAMBRECHT	Director	March 2, 2010
William R. Hambrecht

/s/ SUSAN M. LYNE	Director	March 2, 2010
Susan M. Lyne

/s/ PATRICIA E. MITCHELL	Director	March 2, 2010
Patricia E. Mitchell

Signature	Title	Date

/s/ MICHAEL K. POWELL	Director	March 2, 2010
Michael K. Powell

/s/ FREDRIC G. REYNOLDS	Director	March 2, 2010
Fredric G. Reynolds

/s/ JAMES R. STENGEL	Director	March 2, 2010
James R. Stengel

/s/ JAMES A. WIATT	Director	March 2, 2010
James A. Wiatt

EXHIBIT INDEX

Exhibit Number	Description

2.1	Separation and Distribution Agreement between AOL Inc. and Time Warner Inc., dated November 16, 2009 (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Amendment No. 5 to Form 10 dated November 16, 2009).

3.1	Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on December 9, 2009 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated December 11, 2009).

3.2	Amended and Restated By-laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated December 11, 2009).

4.1	Specimen Common Stock Certificate of Registration (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated December 11, 2009).

10.1	Transition Services Agreement between AOL Inc. and Time Warner Inc., dated November 16, 2009 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Amendment No. 5 to Form 10 dated November 16, 2009).

10.2	Second Tax Matters Agreement between AOL Inc. and Time Warner Inc., dated November 16, 2009 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Amendment No. 5 to Form 10 dated November 16, 2009).

10.3	Employee Matters Agreement by and among AOL Inc., AOL LLC and Time Warner Inc., dated November 16, 2009 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Amendment No. 5 to Form 10 dated November 16, 2009).

10.4	Intellectual Property Cross-License Agreement between AOL Inc. and Time Warner Inc., dated November 16, 2009 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Amendment No. 5 to Form 10 dated November 16, 2009).

10.5	IT Application and Database Agreement between AOL Inc. and Time Warner Inc., dated November 16, 2009 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Amendment No. 5 to Form 10 dated November 16, 2009).

10.6	Assignment and Assumption Agreement by and among AOL Inc., AOL LLC and Time Warner Inc., dated December 4, 2009.

10.7	Employee Matters Assignment and Assumption Agreement by and among AOL Inc., AOL LLC and Time Warner Inc., dated December 3, 2009.

10.8	Master Services Agreement for ATDN and Hosting Services between AOL Inc. and Time Warner Inc., dated November 16, 2009 and effective December 1, 2009 (the “MSA for ATDN”) (incorporated herein by reference to Exhibit 10.73 to the Registrant’s Amendment No. 5 to Form 10 dated November 16, 2009).

10.9	Private Label Publisher Master Services Agreement between Quigo Technologies, Inc. and Time Inc., dated June 15, 2007 (the “Private Label Publisher MSA”) (incorporated herein by reference to Exhibit 10.74 to the Registrant’s Amendment No. 2 to Form 10 dated October 26, 2009).

10.10	First Addendum to the Private Label Publisher MSA, dated October 10, 2008 (incorporated herein by reference to Exhibit 10.75 to the Registrant’s Amendment No. 2 to Form 10 dated October 26, 2009).

10.11	Second Addendum to the Private Label Publisher MSA, dated April 16, 2009 (incorporated herein by reference to Exhibit 10.76 to the Registrant’s Amendment No. 2 to Form 10 dated October 26, 2009).

10.12	Third Addendum to the Private Label Publisher MSA, dated October 5, 2009 (incorporated herein by reference to Exhibit 10.94 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).

Exhibit Number	Description

10.13	Search Services Agreement between AOL LLC and Time Inc., dated August 23, 2007 (the “SSA”) (incorporated herein by reference to Exhibit 10.77 to the Registrant’s Amendment No. 2 to Form 10 dated October 26, 2009).

10.14	First Amendment to the SSA, dated March 10, 2009 (incorporated herein by reference to Exhibit 10.78 to the Registrant’s Amendment No. 2 to Form 10 dated October 26, 2009).

10.15	Second Amendment to the SSA, dated December 17, 2009.

10.16	Memorandum of Understanding between America Online, Inc. and Telepictures Productions Inc., dated July 25, 2005 (incorporated herein by reference to Exhibit 10.79 to the Registrant’s Amendment No. 2 to Form 10 dated October 26, 2009).

10.17	Amendment to Memorandum of Understanding between AOL Inc. and Telepictures Productions Inc., dated December 8, 2009.

10.18*	Employment Agreement among AOL LLC, Time Warner Inc. and Timothy Armstrong, dated March 12, 2009 and effective as of April 7, 2009 (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to Form 10 dated September 16, 2009).

10.19*	First Amendment to the Employment Agreement between AOL Inc. and Timothy M. Armstrong, dated December 15, 2009 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 22, 2009).

10.20*	Employment Agreement between AOL LLC and Arthur Minson, dated August 24, 2009 and effective as of September 8, 2009 (incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to Form 10 dated September 16, 2009).

10.21*	Employment Letter Agreement between AOL LLC and Ira Parker, dated January 7, 2008 (incorporated herein by reference to Exhibit 10.8 to Amendment No. 1 to Form 10 dated September 16, 2009).

10.22*	Employment Letter Agreement between AOL LLC and Tricia Primrose, dated December 7, 2007 (incorporated herein by reference to Exhibit 10.9 to Amendment No. 1 to Form 10 dated September 16, 2009).

10.23*	Employment Letter Agreement between AOL LLC and Theodore R. Cahall, Jr., dated December 15, 2006.

10.24*	Amendment to Employment Letter Agreement between AOL LLC and Theodore R. Cahall, Jr., dated May 13, 2008.

10.25*	Employment Agreement between Time Warner Inc., AOL LLC and Randel A. Falco, dated March 7, 2008 (incorporated herein by reference to Exhibit 10.81 to the Registrant’s Amendment No. 2 to Form 10 dated October 26, 2009).

10.26*	Employment Agreement between AOL LLC and Ron Grant, dated December 21, 2006 (incorporated herein by reference to Exhibit 10.82 to the Registrant’s Amendment No. 2 to Form 10 dated October 26, 2009).

10.27*	Employment Letter Agreement between AOL LLC and Nisha Kumar, dated January 9, 2008 (incorporated herein by reference to Exhibit 10.83 to the Registrant’s Amendment No. 2 to Form 10 dated October 26, 2009).

10.28*	Separation Letter Agreement between Time Warner Inc., AOL LLC and Randel A. Falco, dated May 13, 2009 (incorporated herein by reference to Exhibit 10.87 to the Registrant’s Amendment No. 2 to Form 10 dated October 26, 2009).

Exhibit Number	Description

10.29*	Separation Letter Agreement between AOL LLC and Ron Grant, dated May 26, 2009 (incorporated herein by reference to Exhibit 10.88 to the Registrant’s Amendment No. 2 to Form 10 dated October 26, 2009).

10.30*	Separation Letter Agreement between AOL LLC and Nisha Kumar, dated June 30, 2009 (incorporated herein by reference to Exhibit 10.89 to the Registrant’s Amendment No. 2 to Form 10 dated October 26, 2009).

10.31*	Separation Agreement and Release of Claims between AOL Inc. and Kimberley Partoll, dated November 17, 2009.

10.32*	Equity Letter Agreement between Time Warner Inc. and Ron Grant, dated February 18, 2009 (incorporated herein by reference to Exhibit 10.86 to the Registrant’s Amendment No. 2 to Form 10 dated October 26, 2009).

10.33*	2009 Retention Program Letter Agreement between AOL LLC and Ira Parker, dated April 1, 2009 (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Amendment No. 1 to Form 10 dated September 16, 2009).

10.34*	2009 Retention Program Letter Agreement between AOL LLC and Tricia Primrose, dated April 1, 2009 (incorporated by reference to Exhibit 10.12 to the Registrant’s Amendment No. 1 to Form 10 dated September 16, 2009).

10.35*	2009 Retention Program Letter Agreement between AOL LLC and Theodore Russell Cahall Jr., dated April 1, 2009.

10.36*	Form of Non-Qualified Stock Option Agreement between AOL Inc. and Timothy Armstrong, dated December 9, 2009.

10.37*	Form of Non-Qualified Stock Option Agreement between AOL Inc. and Timothy Armstrong, dated December 31, 2009 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 22, 2009).

10.38*	Form of Non-Qualified Stock Option Agreement between AOL Inc. and Timothy Armstrong, dated January 4, 2010 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 22, 2009).

10.39*	Form of Restricted Stock Units Agreement between AOL Inc. and Timothy Armstrong, dated December 9, 2009.

10.40*	Form of Restricted Stock Units Agreement between AOL Inc. and Timothy Armstrong, dated January 4, 2010 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated December 22, 2009).

10.41*	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated December 22, 2009).

10.42*	Form of Restricted Stock Units Agreement (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated December 22, 2009).

10.43*	AOL Inc. 2010 Stock Incentive Plan, adopted by the Registrant on November 20, 2009 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 23, 2009).

10.44*	AOL Inc. Annual Incentive Plan for Executive Officers, adopted by the Registrant on November 20, 2009 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 23, 2009).

Exhibit Number	Description

10.45	AOL LLC 2009 Global Bonus Plan (incorporated herein by reference to Exhibit 10.20 to Amendment No. 1 to Form 10 dated September 16, 2009).

10.46	Amended and Restated Interactive Marketing Agreement between AOL LLC and Google Inc., dated October 1, 2003 (the “IMA”) (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).**

10.47	First Amendment to the IMA, dated December 15, 2003 (incorporated herein by reference to Exhibit 10.23 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).**

10.48	Second Amendment to the IMA, dated March 30, 2004 (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).**

10.49	Addendum One to the Second Amendment to the IMA, dated October 5, 2004 (incorporated herein by reference to Exhibit 10.25 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).**

10.50	Third Amendment to the IMA, dated April 7, 2004 (incorporated herein by reference to Exhibit 10.26 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).**

10.51	Fourth Amendment to the IMA, dated June 1, 2004 (incorporated herein by reference to Exhibit 10.27 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).**

10.52	Fifth Amendment to the IMA, dated June 14, 2004 (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).**

10.53	Sixth Amendment to the IMA, dated December 17, 2004 (incorporated herein by reference to Exhibit 10.29 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).**

10.54	Seventh Amendment to the IMA, dated March 28, 2005 (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).**

10.55	Eighth Amendment to the IMA, dated April 28, 2005 (incorporated herein by reference to Exhibit 10.31 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).**

10.56	Ninth Amendment to the IMA, dated December 15, 2005 (incorporated herein by reference to Exhibit 10.32 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).**

10.57	Tenth Amendment to the IMA, dated March 24, 2006 (incorporated herein by reference to Exhibit 10.33 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).**

10.58	Eleventh Amendment to the IMA, dated September 28, 2006 (incorporated herein by reference to Exhibit 10.34 to the Registrant’s Amendment No. 1 to Form 10 dated September 16, 2009).

10.59	Twelfth Amendment to the IMA, dated December 15, 2006 (incorporated herein by reference to Exhibit 10.35 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).**

10.60	Thirteenth Amendment to the IMA, dated January 12, 2007 (incorporated herein by reference to Exhibit 10.36 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).**

10.61	Fourteenth Amendment to the IMA, dated February 16, 2007 (incorporated herein by reference to Exhibit 10.37 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).**

10.62	Fifteenth Amendment to the IMA, dated March 2, 2007 (incorporated herein by reference to Exhibit 10.38 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).**

Exhibit Number	Description

10.63	Sixteenth Amendment to the IMA, dated September 24, 2007 (incorporated herein by reference to Exhibit 10.39 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).**

10.64	Seventeenth Amendment to the IMA, dated February 29, 2008 (incorporated herein by reference to Exhibit 10.40 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).**

10.65	Eighteenth Amendment to the IMA, dated March 31, 2008 (incorporated herein by reference to Exhibit 10.41 to the Registrant’s Amendment No. 1 to Form 10 dated September 16, 2009).

10.66	Nineteenth Amendment to the IMA, dated April 30, 2008 (incorporated herein by reference to Exhibit 10.42 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).**

10.67	Twentieth Amendment to the IMA, dated October 1, 2008 (incorporated herein by reference to Exhibit 10.43 to the Registrant’s Amendment No. 1 to Form 10 dated September 16, 2009).

10.68	Twenty-First Amendment to the IMA, dated November 1, 2008 (incorporated herein by reference to Exhibit 10.44 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).**

10.69	Twenty-Second Amendment to the IMA, dated March 13, 2009 (incorporated herein by reference to Exhibit 10.45 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).**

10.70	Twenty-Third Amendment to the IMA, dated December 4 2009.****

10.71	Consent Letter related to the IMA, dated August 19, 2008 (incorporated herein by reference to Exhibit 10.46 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).**

10.72	Network Services Agreement between AOL LLC and MCI Communications Services, Inc., a subsidiary of Verizon Communications Inc., dated January 1, 2004 (the “Verizon NSA”) (incorporated herein by reference to Exhibit 10.47 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).**

10.73	Amendment No. 1 to the Verizon NSA, dated June 9, 2004 (incorporated herein by reference to Exhibit 10.48 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).**

10.74	Amendment No. 2 to the Verizon NSA, dated February 1, 2005 (incorporated herein by reference to Exhibit 10.49 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).**

10.75	Amendment No. 3 to the Verizon NSA, dated July 1, 2006 (incorporated herein by reference to Exhibit 10.50 to the Registrant’s Amendment No. 4 to Form 10 dated November 12, 2009).**

10.76	Amendment No. 4 to the Verizon NSA, dated April 10, 2007 (incorporated herein by reference to Exhibit 10.51 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).**

10.77	Amendment No. 5 to the Verizon NSA, dated January 1, 2008 (incorporated herein by reference to Exhibit 10.52 to the Registrant’s Amendment No. 4 to Form 10 dated November 12, 2009).**

10.78	Amendment No. 6 to the Verizon NSA, dated November 1, 2009 (incorporated herein by reference to Exhibit 10.95 to the Registrant’s Amendment No. 4 to Form 10 dated November 12, 2009).**

10.79	Amended and Restated Agreement for Delivery of Service between AOL LLC and Level 3 Communications, LLC, dated April 18, 2000 (the “Level 3 ADS”) (incorporated herein by reference to Exhibit 10.53 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).**

10.80	Amendment No. 1 to the Level 3 ADS, dated March 29, 2002 (incorporated herein by reference to Exhibit 10.54 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).**

10.81	Amendment No. 2 to the Level 3 ADS, dated December 17, 2004 (incorporated herein by reference to Exhibit 10.55 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).**

Exhibit Number	Description

10.82	Third Amendment to the Level 3 ADS, dated February 25, 2008 (incorporated herein by reference to Exhibit 10.56 to the Registrant’s Amendment No. 1 to Form 10 dated September 16, 2009).

10.83	Letter Agreement related to the Level 3 ADS, dated October 13, 2005 (incorporated herein by reference to Exhibit 10.57 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).**

10.84	Letter Agreement related to the Level 3 ADS, dated May 31, 2006 (incorporated herein by reference to Exhibit 10.58 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).**

10.85	Letter Agreement related to the Level 3 ADS, dated September 13, 2006 (incorporated herein by reference to Exhibit 10.59 to the Registrant’s Amendment No. 1 to Form 10 dated September 16, 2009).

10.86	Letter Agreement related to the Level 3 ADS, dated June 29, 2007 (incorporated herein by reference to Exhibit 10.60 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).**

10.87	Letter Agreement related to the Level 3 ADS, dated March 7, 2008 (incorporated herein by reference to Exhibit 10.61 to the Registrant’s Amendment No. 4 to Form 10 dated November 12, 2009).**

10.88	Letter Agreement related to the Level 3 ADS, dated July 1, 2008 (incorporated herein by reference to Exhibit 10.62 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).**

10.89	Letter Agreement related to the Level 3 ADS, dated December 15, 2008 (incorporated herein by reference to Exhibit 10.63 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).**

10.90	Letter Agreement related to the Level 3 ADS, dated September 1, 2009 (incorporated herein by reference to Exhibit 10.64 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).**

10.91	Letter Agreement related to the Level 3 ADS, dated September 29, 2009 (incorporated herein by reference to Exhibit 10.67 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).**

10.92	Agreement and Plan of Merger by and among AOL LLC, Buckingham Acquisition Corp., Bebo, Inc. and Michael Birch, dated March 12, 2008 (the “Bebo Merger Agreement”) (incorporated herein by reference to Exhibit 10.65 to the Registrant’s Amendment No. 1 to Form 10 dated September 16, 2009).***

10.93	Amendment to the Bebo Merger Agreement, dated May 5, 2008 (incorporated herein by reference to Exhibit 10.66 to the Registrant’s Amendment No. 2 to Form 10 dated October 26, 2009).***

10.94	Agreement and Plan of Merger by and among AOL LLC, Pumpkin Merger Corporation, Patch Media Corporation and Jon Brod, dated May 30, 2009 (the “Patch Merger Agreement”) (incorporated herein by reference to Exhibit 10.68 to the Registrant’s Amendment No. 2 to Form 10 dated October 26, 2009).

10.95	Side Letter Agreement related to the Patch Merger Agreement, dated June 10, 2009 (incorporated herein by reference to Exhibit 10.69 to the Registrant’s Amendment No. 2 to Form 10 dated October 26, 2009).

10.96	Side Letter Agreement related to the Patch Merger Agreement, dated August 11, 2009 (incorporated herein by reference to Exhibit 10.70 to the Registrant’s Amendment No. 2 to Form 10 dated October 26, 2009).

10.97	Credit Support Agreement between AOL Inc. and Time Warner Inc. dated December 9, 2009.

Exhibit Number	Description

10.98	$250,000,000 Credit Agreement among AOL Inc., the lenders party thereto, Bank of America, N.A., as administrative agent and the other financial institutions party thereto, dated December 9, 2009 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 11, 2009).

10.99	Guarantee made by the subsidiaries of AOL Inc. from time to time party thereto, in favor of Bank of America, N.A., as administrative agent for the lenders party to the Credit Agreement, dated December 9, 2009 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 11, 2009).

10.100	Security Agreement made by AOL Inc. and the subsidiaries of AOL Inc. from time to time party thereto, in favor of Bank of America, N.A., as collateral agent, pursuant to the Credit Agreement, dated December 9, 2009 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 11, 2009).

10.101	Patent Security Agreement made by the pledgors party thereto, in favor of Bank of America, N.A., as collateral agent, pursuant to the Credit Agreement, dated December 9, 2009 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated December 11, 2009).

10.102	Trademark Security Agreement made by the pledgors party thereto, in favor of Bank of America, N.A., as collateral agent, pursuant to the Credit Agreement, dated December 9, 2009 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated December 11, 2009).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.†

*	Management contract or compensatory plan or arrangement.
**	Exhibit omits certain information that has been filed separately with the Securities and Exchange Commission and has been granted confidential treatment.
***	Pursuant to Item 601(b)(2) of Regulation S-K, AOL Inc. hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Bebo Merger Agreement to the Securities and Exchange Commission upon request.
****	An application for confidential treatment for selected portions of this agreement has been filed with the Securities and Exchange Commission.
†	This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.