Form 10-Q
period 2010-03-31
AOL Inc.
filed 2010-04-28
CIK 1468516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of April 23, 2010, the number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding was 106,720,530.

AOL INC.

AOL INC.

AOL INC.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains certain “forward-looking statements” regarding business strategies, market potential, future financial performance and other matters. Words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. These forward-looking statements are based on management’s current expectations and beliefs about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances. Except for our ongoing obligations to disclose material information under the federal securities laws, we are under no obligation to, and expressly disclaim any obligation to, update or alter any forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.

Various factors could adversely affect our operations, business or financial results in the future and cause our actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009 (“Annual Report”). In addition, we operate a web services company in a highly competitive, rapidly changing and consumer and technology-driven industry. This industry is affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. Our actual results could differ materially from management’s expectations because of changes in such factors.

Further, lower than expected valuations associated with our cash flows and revenues may result in our inability to realize the value of recorded intangibles and goodwill. In addition, achieving our business and financial objectives, including growth in operations and maintenance of a strong balance sheet and liquidity position, could be adversely affected by the factors discussed or referenced in “Item 1A—Risk Factors” in our Annual Report as well as, among other things:

•	decreased liquidity in the capital markets;

•	our ability to access the capital markets for debt securities or bank financings;

•	our borrowing capacity under our revolving credit facility;

•	the impact of terrorist acts and hostilities;

•	changes in our plans, strategies and intentions;

•	our ability to attract and retain key employees;

•	asset impairments;

•	the success of any cost reductions or similar efforts, including with respect to any associated savings, charges or other amounts;

•	the impact of significant acquisitions, dispositions and other similar transactions; and

•	the failure to meet earnings expectations.

AOL INC.

PART I—ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition together with our consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report as well as the discussion in the “Item 1—Business” section of our Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in “Item 1A—Risk Factors” of our Annual Report and “Cautionary Statement Concerning Forward-Looking Statements” herein.

Introduction

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on our business, recent developments, results of operations and liquidity and capital resources. MD&A is organized as follows:

•

Overview. This section provides a general description of our business, as well as recent developments we believe are important in understanding the results of operations and financial condition or in understanding anticipated future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three months ended March 31, 2010 and 2009.

•

Liquidity and capital resources. This section provides a discussion of our current financial condition and an analysis of our cash flows for the three months ended March 31, 2010 and 2009. This section also provides a discussion of our principal debt obligations and an update to the discussion in our Annual Report of our customer credit risk that existed at December 31, 2009.

Overview

The Spin-Off

On December 9, 2009, we completed our legal and structural separation from Time Warner Inc. (“Time Warner”) via a spin-off (the “spin-off”). In the spin-off, Time Warner shareholders of record as of 5 p.m. on November 27, 2009, the record date for the distribution, received one share of AOL Inc. (“AOL” or the “Company”) common stock for every eleven shares of Time Warner common stock held. On December 10, 2009, AOL began trading on the New York Stock Exchange as an independent, public company.

Prior to the spin-off, we were a subsidiary of Time Warner. The financial information included herein may not necessarily reflect our financial position, results of operations and cash flows in the future or what our financial position, results of operations and cash flows would have been had we been an independent, publicly-traded company during all of the periods presented. We are incurring additional costs to be able to function as an independent, publicly-traded company, including additional costs related to corporate finance, governance and public reporting.

In connection with the spin-off, we entered into transactions with Time Warner that either have not existed historically or that are on terms different from the terms of arrangements or agreements that existed prior to the spin-off. Our historical financial information does not reflect changes that we have experienced since the spin-off or expect to experience in the future as a result of our separation from Time Warner, including changes in the financing, operations, cost structure and personnel needs of our business. Further, the financial statements for the

AOL INC.

PART I—ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

three months ended March 31, 2009 include allocations of certain Time Warner corporate expenses. We believe the assumptions and methodologies underlying the allocation of general corporate expenses are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by us if we had operated as an independent, publicly-traded company or of the costs we have incurred since the spin-off or that are expected to be incurred in the future. These allocated expenses relate to various services that historically were provided to us by Time Warner, including cash management and other treasury services, administrative services (such as government relations, tax, employee benefit administration, internal audit, accounting and human resources), equity-based compensation plan administration, aviation services, insurance coverage and the licensing of certain third-party patents.

Our Business

We are a leading global web services company with an extensive suite of brands and offerings and a substantial worldwide audience. Our business spans online content, products and services that we offer to consumers, publishers and advertisers. We are focused on attracting and engaging consumers and providing valuable online advertising services. We market our offerings to advertisers on both AOL Properties and the Third Party Network under the brand “AOL Advertising.” We have the largest advertising network in terms of online consumer reach in the United States as of March 2010.

Current Economic Environment

The global economic recession adversely impacted our advertising revenues for the year ended December 31, 2009. We do not believe that the global economic environment had a material impact on our advertising revenues for the three months ended March 31, 2010. Further, we do not believe the global economic recession had a material impact on our subscription revenues.

AOL Properties

We seek to be a leading online provider of consumer products and services, as well as a publisher of relevant and engaging online content by utilizing open and highly scalable publishing platforms and content management systems. In addition, we are in the process of extending the reach of our offerings to a consumer audience on multiple platforms and digital devices.

AOL Properties include our owned and operated content, products and services in the Content, Local, Paid Services and Consumer Applications strategy areas, in addition to our AOL Ventures offerings. We generate advertising revenues from AOL Properties through the sale of display advertising and search and contextual advertising. We offer advertisers a wide range of capabilities and solutions to effectively deliver advertising and reach targeted audiences across AOL Properties through our dedicated advertising sales force. We seek to provide effective and efficient advertising solutions utilizing data-driven insights that help advertisers decide how best to engage consumers. We offer advertisers marketing and promotional opportunities to purchase specific placements of advertising directly on AOL Properties (i.e., in particular locations and on specific dates). In addition, we offer advertisers the opportunity to bid on unsold advertising inventory on AOL Properties utilizing our proprietary scheduling, optimization and delivery technology. Finally, advertising inventory on AOL Properties not sold directly to advertisers, as described above, may be included for sale to advertisers with inventory purchased from third-party publishers in the Third Party Network.

Growth of our advertising revenues depends on our ability to attract consumers and increase engagement on AOL Properties by offering compelling content, products and services, as well as on our ability to monetize such

AOL INC.

PART I—ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

engagement by offering effective advertising solutions. In order to attract consumers and generate increased engagement, we have developed and acquired, and in the future will continue to develop and acquire, content, products and services designed to meet these goals.

Google Inc. (“Google”) is, except in certain limited circumstances, the exclusive web search provider for AOL Properties. In connection with these search services, Google provides us with a share of the revenue generated through paid text-based search and contextual advertising on AOL Properties. For the three months ended March 31, 2010, advertising revenues associated with the Google relationship (substantially all of which were search and contextual revenues generated on AOL Properties) were $116.4 million. Domestically, we have agreed, except in certain limited circumstances, to use Google’s search services on an exclusive basis through December 19, 2010. Upon expiration of this agreement, we expect to continue to generate advertising revenues by providing paid-search advertising on AOL Properties, either through the continuation of our relationship with Google or an agreement with another search provider.

We view our subscription access service, which we offer to consumers in the United States for a monthly fee, as a valuable distribution channel for AOL Properties. In general, subscribers to our subscription access service are among the most engaged consumers on AOL Properties. However, our access service subscriber base has declined and is expected to continue to decline. This decline is the result of several factors, including the increased availability of high-speed broadband Internet connections, the optimization of a significant amount of online content, products and services for use with broadband Internet connections, the effects of our strategic focus on advertising, which has led to significantly reduced marketing efforts for our subscription access service, and the free availability of the vast majority of our content, products and services. See “Item 1A—Risk Factors—Risks Relating to Our Business—Our strategic shift to an online advertising-supported business model involves significant risks” in our Annual Report. As our subscriber base declines, we need to maintain the engagement of former subscribers and increase the number and engagement of other consumers on AOL Properties. We seek to do this by developing and offering engaging content, products and services. Further, we have transitioned and will continue to seek to transition a substantial percentage of those access subscribers who are terminating their paid access subscriptions to free AOL Properties offerings. One of the metrics we monitor related to our subscription access service is monthly average churn, which represents on average the number of AOL-brand access subscribers that terminate or cancel our services each month, factoring in new and reactivated subscribers. The domestic AOL-brand access subscriber monthly average churn was 3.0% and 3.7% for the three months ended March 31, 2010 and 2009, respectively. The average paid tenure of the remaining domestic AOL-brand access subscribers has been increasing, and was approximately 9.1 years and 7.8 years as of the three months ended March 31, 2010 and 2009, respectively.

Historically, our primary subscription service has been our subscription access service. Moving forward, we seek to market new products and services that are either owned by us or by third parties. To facilitate this goal, in 2010 we launched the initial phase of a single, open, consumer-facing platform that will allow us to manage and distribute these additional products as well as our subscription access service. We plan to offer those products to our access subscribers and to other Internet consumers. Revenue related to these product offerings was not material for the three months ended March 31, 2010.

For the three months ended March 31, 2010 and 2009, our subscription revenues were $282.7 million and $393.5 million, respectively. Our subscription revenues have relatively low direct costs, and accordingly, our subscription access service represents the source of the vast majority of our operating income. Although our subscription revenues have declined and are expected to continue to decline, we believe that our subscription access service will continue to provide us with an important source of revenue and cash flow in the near term.

AOL INC.

PART I—ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

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

Third Party Network

We also generate advertising revenues through the sale of advertising on third party websites and on digital devices, which we collectively refer to as the “Third Party Network.” Our advertising offerings on the Third Party Network consist primarily of the sale of display advertising. In order to generate advertising revenues on the Third Party Network, we have historically had to incur higher traffic acquisition costs (TAC) as compared to advertising on AOL Properties. We currently market our offerings to publishers under the brand “Advertising.com”.

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

Trends, Challenges and Uncertainties Impacting Our Business

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

•

We believe that effectively aligning our organizational structure and costs to our strategy is an important challenge to the successful implementation of our strategic plan. We are in the midst of a significant restructuring plan which began in 2009 and we expect to complete in 2010, which includes the reduction of a significant portion of our workforce. As part of this initiative, we expect to continue to actively manage our costs, in order to realize the desired benefits of our strategic plan. Additionally, as a part of the restructuring efforts that we began in 2009, we restructured our advertising organization. This resulted in the reassignment of a majority of our advertising accounts. We believe that these changes to our advertising organization will continue to have a negative impact on our advertising revenues throughout 2010.

•

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

AOL INC.

PART I—ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

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

•

As the amount of content that is available online continues to expand, consumers are increasingly fragmenting across the Internet. While this fragmentation may result in fewer consumers utilizing portals for their information consumption, we own a large variety of niche sites (e.g. Engadget, Lemondrop and PoliticsDaily) that we expect to continue to drive consumer engagement. Furthermore, the Third Party Network, which reaches thousands of websites, will allow us to continue to provide advertising solutions across a fragmenting Internet environment.

•

There has been a significant shift in the method of Internet access away from dial-up access. This is due to a number of factors, including the increased availability of high-speed broadband Internet connections and the fact that a significant amount of online content, products and services has been optimized for use with broadband Internet connections. This trend has contributed and we expect it will continue to contribute to the decline in the number of our access subscribers.

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

In 2009, Media Metrix announced the availability of an alternate ‘panel-centric hybrid’ methodology (“Media Metrix 360”) to estimate unique visitors, in order to provide a more accurate count of a website’s audience. Media Metrix has implemented this new methodology domestically and, currently, in limited countries globally. We elected to adopt this alternate methodology for our average monthly unique visitors to AOL Properties and AOL Media starting in December 2009 and going forward. As a result, our average monthly unique visitors to AOL Properties and AOL Media based on Media Metrix 360 will not be comparable to the data under the previous panel-only methodology. For comparison purposes, domestic average monthly unique visitors to AOL Properties and AOL Media are reported under both the Media Metrix 360 and panel-only methodology for the three months ended March 31, 2010.

AOL INC.

PART I—ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following table presents our unique visitor metrics for the periods presented (in millions):

	Three Months Ended March 31,
	2010	2009
Domestic average monthly unique visitors to AOL Properties (Media Metrix 360)	112	NA
Domestic average monthly unique visitors to AOL Properties (Panel-only methodology)	100	106

Domestic average monthly unique visitors to AOL Media (Media Metrix 360)	86	NA
Domestic average monthly unique visitors to AOL Media (Panel-only methodology)	73	70

Domestic average monthly unique visitors to AOL Advertising Network	186	174

Recent Developments

Sale of Perfiliate Limited (doing business as buy.at)

On February 26, 2010, we completed the sale of buy.at to Digital Window Limited for approximately $16.4 million in net cash. We recorded a pre-tax loss on this sale of $17.7 million (on an after-tax basis, the loss was $6.1 million), calculated as the excess of the carrying value of the net assets sold (including goodwill allocated to the sale of $12.6 million) over the cash proceeds. The financial condition, results of operations and cash flows of buy.at have been reflected as discontinued operations for all periods presented. The results of operations of buy.at were not material to our consolidated financial statements. See “Note 3” in our accompanying consolidated financial statements for additional information on our sale of buy.at.

Acquisition of StudioNow

On January 22, 2010, we completed the acquisition of StudioNow, Inc. (“StudioNow”), a provider of a proprietary digital platform that allows clients to create, produce, manage and distribute professional quality videos at scale, for a purchase price of $32.1 million (excluding $3.1 million payable to certain StudioNow employees two years after the closing date and contingent on their future service). $14.1 million of the consideration was paid through the issuance of 594,749 shares of AOL common stock valued as of the closing date. Of the remaining $18.0 million, $14.0 million was paid in cash at the closing date and $4.0 million reflects the present value of the cash consideration due two years after the closing date. The results of operations of StudioNow from the acquisition date through March 31, 2010 were not material to our consolidated financial statements. See “Note 3” in our accompanying consolidated financial statements for additional information on our acquisition of StudioNow.

Sale of ICQ Operations

On April 28, 2010, we entered into an agreement for the sale of our ICQ operations for $187.5 million in cash (subject to working capital adjustments). The sale is expected to close in the third quarter of 2010, subject to regulatory and other customary approvals in Russia and Ukraine. ICQ provides online instant messaging services and products, as well as software related to such services and products, primarily to international online consumers.

Restructuring Actions

We are in the midst of a significant restructuring initiative which began late in 2009 and we expect to complete in 2010. We are on track to reduce our total workforce by nearly one-third in connection with this

AOL INC.

PART I—ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

restructuring initiative, prior to hiring of new employees in areas of strategic focus. As part of this initiative, we plan to reduce our cost base in the United Kingdom and cease or reduce operations in a number of other countries. In the first quarter of 2010, we initiated steps to significantly reduce our operations in France and Germany and cease operations in a number of other countries. In connection with these restructuring activities, we incurred $23.4 million of restructuring expense during the three months ended March 31, 2010 and expect to incur additional restructuring charges of up to $25.0 million during the remainder of 2010. As a result of ceasing operations in various international countries and shutting down legal entities in certain countries where we operate, we incurred a non-cash loss of $1.1 million related to the recognition, in other loss, net, of a portion of our cumulative foreign currency translation adjustments accumulated in other comprehensive income. As we continue to cease operations in certain international locations and shut down legal entities, we may incur significant additional non-cash losses related to the recognition of our cumulative foreign currency translation adjustments during 2010. Further, we are currently evaluating our strategic alternatives for our Bebo, Inc. (“Bebo”) subsidiary, which could include a sale or shutdown of Bebo.

Results of Operations

The results of operations for the three months ended March 31, 2009 have been recast so that the basis of presentation is consistent with that of the results of operations for the three months ended March 31, 2010. This recast reflects the financial condition, results of operations and cash flows of buy.at as discontinued operations for all periods presented.

Recent Accounting Standards

See “Note 1” in our accompanying consolidated financial statements for a discussion of recent accounting standards.

Consolidated Results

The following table presents our operating results as a percentage of revenues for the periods presented and should be read in conjunction with the accompanying consolidated statements of operations:

	Three Months Ended March 31,
	2010	2009
Revenues	100%	100%

Costs and expenses:
Costs of revenues	55	56
Selling, general and administrative	20	16
Amortization of intangible assets	9	4
Amounts related to securities litigation and government investigations, net of recoveries	—	1
Restructuring costs	4	7

Total costs and expenses	88%	84%

Operating income	12%	16%

AOL INC.

PART I—ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following table presents our revenues, by revenue type, for the periods presented (in millions):

	Three Months Ended March 31,		% Change
	2010	2009
Revenues:
Advertising	$354.3	$439.8	(19)%
Subscription	282.7	393.5	(28)%
Other	27.3	30.7	(11)%

Total revenues	$664.3	$864.0	(23)%

The following table presents our revenues, by revenue type, as a percentage of total revenues for the periods presented:

	Three Months Ended March 31,
	2010	2009
Revenues:
Advertising	53%	51%
Subscription	43	46
Other	4	3

Total revenues	100%	100%

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

AOL INC.

PART I—ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Advertising revenues on AOL Properties and the Third Party Network for the three months ended March 31, 2010 and 2009 are as follows (in millions):

	Three Months Ended March 31,		% Change
	2010	2009
AOL Properties:
Display	$125.6	$143.8	(13)%
Search and Contextual	120.7	165.7	(27)%

Total AOL Properties	246.3	309.5	(20)%
Third Party Network	108.0	130.3	(17)%

Total advertising revenues	$354.3	$439.8	(19)%

Advertising revenues generated on AOL Properties decreased 20%, or $63.2 million, for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, driven by decreases in domestic and international display advertising and search and contextual revenues. The decrease in domestic display advertising was due to the impact of our restructuring efforts on the display advertising organization and a lower volume of our display inventory monetized through the Third Party Network. Domestic display advertising was further impacted by an approximate $4 million reduction in revenue from legacy advertising deals in certain commerce and content areas that have been de-emphasized. International display revenue decreases of $6.4 million were due to our restructuring efforts in the United Kingdom, continued declines from Bebo and reduced operations in France and Germany. The decline in search and contextual revenues was primarily due to decreases in search query volume on certain AOL Properties, partially due to the decline in domestic AOL-brand access subscribers, and a reduction in contextual links.

For the periods presented in this Quarterly Report, we have had a contractual relationship with Google whereby we generate revenues through paid text-based search and contextual advertising on AOL Properties provided by Google, which represent a significant percentage of the advertising revenues generated by AOL Properties. For the three months ended March 31, 2010 and 2009, the revenues associated with the Google relationship (substantially all of which were search and contextual revenues generated on AOL Properties) were $116.4 million and $148.0 million, respectively.

Advertising revenues on the Third Party Network decreased 17% for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009. This decline is primarily due to a decrease of $9.5 million as a result of ceasing operations in a number of European countries and, to a lesser extent, our reduced operations in the United Kingdom and Germany. Additionally, in the fourth quarter of 2009 we proactively de-emphasized the search engine campaign management and lead generation affiliate products in order to focus and strengthen our efforts in display advertising solutions. This resulted in a decline related to these products for the three months ended March 31, 2010 of $13.8 million as compared to the prior period.

We expect that our advertising revenues on both AOL Properties and the Third Party Network will continue to decline significantly for the remainder of 2010 as compared to the same periods in 2009. We believe that advertising revenues generated on AOL Properties will be negatively impacted by the restructuring of our advertising organization, the decline in our domestic AOL-brand access subscribers, particularly as it relates to search and contextual revenues, and our plan to cease or reduce operations in a number of countries. Visibility into advertising revenue for the full year of 2010 is limited due to the impact of the restructuring of our advertising organization, mentioned above, and the fact that many advertising agreements are executed during the quarter that the advertising is displayed. Finally, we expect our Third Party Network revenues will be

AOL INC.

PART I—ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

negatively impacted for the remainder of 2010 by the international reductions and closures previously discussed as well as the de-emphasis of our search engine campaign management and lead generation affiliate products, which are discussed in “Overview—Our Business—Third Party Network” above.

Subscription Revenues

The 28% decline in subscription revenues for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, was due to an approximate 26% decrease in the number of domestic AOL-brand access subscribers (which is discussed further below).

The number of domestic AOL-brand access subscribers was 4.7 million and 6.3 million at March 31, 2010 and March 31, 2009, respectively. The domestic average monthly revenue per AOL-brand access subscriber (which we refer to in this Quarterly Report as ARPU) was $18.31 and $18.48 for the three months ended March 31, 2010 and 2009, respectively. We include in our subscriber numbers individuals, households and entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL access service. Individuals who have registered for our free offerings, including subscribers who have migrated from paid subscription plans, are not included in the AOL-brand access subscriber numbers presented above. Subscribers to our subscription access service contribute to our ability to generate advertising revenues.

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

Other revenues decreased 11% for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, due to a decrease of approximately $5.0 million reflecting the timing of fees earned from mobile carriers associated with our mobile e-mail and instant messaging functions.

Geographical Concentration of Revenues

For the periods presented herein, a significant majority of our revenues have been generated in the United States. For the three months ended March 31, 2010 and 2009, 90% and 89%, respectively, of our revenues were generated in the United States. Substantially all of the non-United States revenues for these periods were generated by our European operations (primarily in the United Kingdom, France and Germany). We expect the significant majority of our revenues to continue to be generated in the United States for the foreseeable future. See “Note 1” in our accompanying consolidated financial statements for further discussion of our geographical concentrations.

AOL INC.

PART I—ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Operating Costs and Expenses

The following table presents our operating costs and expenses for the periods presented (in millions):

	Three Months Ended March 31,		% Change
	2010	2009
Costs of revenues	$364.7	$484.2	(25)%
Selling, general and administrative	133.3	137.4	(3)%
Amortization of intangible assets	62.2	34.8	79%
Amounts related to securities litigation and government investigations, net of recoveries	—	7.4	(100)%
Restructuring costs	23.4	58.3	(60)%

Costs of Revenues

The following categories of costs are generally included in costs of revenues: network-related costs, TAC, product development costs and other costs of revenues. The largest component of our costs of revenues is generally TAC, which consists of costs incurred through arrangements in which we acquire third-party online advertising inventory for resale and arrangements whereby partners distribute our free products or services or otherwise direct traffic to AOL Properties. TAC arrangements have a number of different economic structures, the most common of which are: payments based on a cost-per-thousand impressions or based on a percentage of the ultimate advertising revenues generated from the advertising inventory acquired for resale, payments for direct traffic delivered to AOL Properties priced on a per click basis (e.g., search engine marketing fees) and payments to partners in exchange for distributing our products to their users (e.g., agreements with computer manufacturers to distribute our toolbar or a co-branded web portal on computers shipped to end users). These arrangements can be on a fixed-fee basis (which often carry reciprocal performance guarantees by the counterparty), on a variable basis or, in some cases, a combination of the two.

Costs of revenues decreased 25% to $364.7 million for the three months ended March 31, 2010, as compared to $484.2 million for the three months ended March 31, 2009. The primary drivers of the decrease in costs of revenues were decreases in TAC, network-related costs and personnel costs. TAC decreased by $43.7 million, or 33%, for the three months ended March 31, 2010, as compared to $132.9 million for the three months ended March 31, 2009. This decrease was due to a decline from a significant product distribution agreement, whereby payments previously were based on the number of personal computers shipped. Under the agreement, which was amended during the three months ended March 31, 2010, new distributions have ceased and payments will be based on a percentage of the advertising revenue we earn on the associated co-branded website. As a result, TAC associated with this agreement declined by $21.3 million. TAC was also impacted by the decrease in advertising revenues which drove a decline of $20.9 million in variable revenue share payments to our publishing partners. Network-related costs declined by $24.6 million for the three months ended March 31, 2010, due to declines in narrowband network and other network-related costs related to cost reduction initiatives, partially due to the decline in domestic AOL-brand access subscribers. Personnel costs, including salaries and bonuses, declined by $41.3 million due to reduced headcount as a result of our 2009 restructuring initiatives.

Selling, General and Administrative

Selling, general and administrative expenses decreased 3% to $133.3 million for the three months ended March 31, 2010, as compared to $137.4 million for the three months ended March 31, 2009, due to declines in personnel costs of $7.9 million as a result of our 2009 restructuring initiatives, partially offset by an increase in equity-based compensation expense.

AOL INC.

PART I—ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Amortization of Intangible Assets

Amortization of intangible assets results primarily from acquired intangible assets including technology, customer relationships and trade names. Amortization of intangible assets increased 79% to $62.2 million for the three months ended March 31, 2010, as compared to $34.8 million for the three months ended March 31, 2009, due to our reevaluation of the useful lives of certain intangible assets in the fourth quarter of 2009 in connection with our restructuring initiative, which resulted in incremental amortization expense of $32.9 million in the first quarter of 2010.

Amounts Related to Securities Litigation and Government Investigations, Net of Recoveries

Amounts related to securities litigation and government investigations, net of recoveries consist of legal settlement costs and legal and other professional fees incurred by Time Warner prior to the spin-off related to the defense of various securities lawsuits involving us or our or Time Warner’s present or former officers and employees. While these amounts were historically incurred by Time Warner and reflected in Time Warner’s financial results, they have been reflected as an expense and a corresponding additional capital contribution by Time Warner in our consolidated financial statements for the periods when we were a wholly-owned subsidiary of Time Warner because they involve us. We recognized $7.4 million of expense related to these matters for the three months ended March 31, 2009. Following the spin-off, these costs continue to be incurred by Time Warner to the extent that proceeds from a settlement with insurers are available to pay those costs, and thereafter AOL has an obligation to indemnify Time Warner for such costs to the extent they are associated with present or former officers and employees of AOL. We do not view our remaining potential obligation related to this matter to be material.

Restructuring Costs

In connection with our restructuring initiatives, we incurred restructuring costs of $23.4 million and $58.3 million for the three months ended March 31, 2010 and 2009, respectively, related to voluntary and involuntary employee terminations and facility closures. We expect to incur additional restructuring costs of up to $25.0 million during the remainder of 2010 in connection with these restructuring initiatives.

Operating Income

Operating income decreased 43% to $80.7 million for the three months ended March 31, 2010, as compared to $141.9 million for the three months ended March 31, 2009, driven by the decline in revenues and increase in amortization expense, partially offset by decreases in costs of revenues and restructuring costs.

Other Income Statement Amounts

The following table presents our other income statement amounts for the periods presented (in millions):

	Three Months Ended March 31,		% Change
	2010	2009
Other loss, net	$(2.7)	$(3.1)	(13)%
Income tax provision	36.8	56.3	(35)%
Discontinued operations, net of tax	(6.5)	—	NM

AOL INC.

PART I—ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Income Tax Provision

Our effective tax rate for income from continuing operations was 47.2% for the three months ended March 31, 2010, as compared to 40.6% for the three months ended March 31, 2009, due primarily to the change in foreign deferred tax assets that are subject to a valuation allowance and the expiration of the U.S. federal research & experimentation tax credit. The effective tax rate for the three months ended March 31, 2010 differs from the statutory U.S. federal income tax rate of 35.0% due primarily to foreign deferred tax assets generated during the three months ended March 31, 2010 that are subject to a valuation allowance and state income taxes, net of the federal income tax benefit.

For the three months ended March 31, 2010 and 2009, we recorded an income tax benefit on discontinued operations of $11.7 million and $0.3 million, respectively. The income tax benefit for the three months ended March 31, 2010 included a benefit of $11.6 million related to the loss incurred on the sale of buy.at. See “Note 3” in our accompanying consolidated financial statements for additional information on the sale of buy.at.

Discontinued Operations, Net of Tax

The financial results for the three months ended March 31, 2010 and 2009 include the impact of reflecting the results of operations, financial condition and cash flows of buy.at as discontinued operations. The three months ended March 31, 2010 included the results of buy.at for the period from January 1, 2010 through the sale date of February 26, 2010 and the loss on the sale of buy.at. See “Note 3” in our accompanying consolidated financial statements for more information regarding this divestiture.

Liquidity and Capital Resources

Current Financial Condition

Historically, the cash we generate has been sufficient to fund our working capital, capital expenditure and financing requirements. While our ability to forecast future cash flows is limited, we expect to fund our ongoing working capital, capital expenditure and financing requirements primarily through cash flows from operations. In addition, we have available to us the $250 million senior secured revolving credit facility (the “Revolving Credit Facility”) entered into in connection with the spin-off. See “Principal Debt Obligations” for additional information on the Revolving Credit Facility. While we expect to continue to generate positive cash flows from operations, we expect our cash flows from operations to decline over the next several years principally due to the continued decline in the number of domestic AOL-brand access subscribers as well as a projected decline in search and contextual advertising revenues. Growth in cash flows from operations will only be achieved when, and if, the growth in earnings from our online advertising services more than offsets the continued decline in domestic AOL-brand access subscribers. In order for us to achieve such increase in earnings from advertising services, we believe it will be important to increase our overall volume of display advertising sold, including through our higher-priced channels, and to maintain or increase pricing for advertising. Advertising revenues, however, are more unpredictable and variable than our subscription revenues, and are more likely to be adversely affected during economic downturns, as spending by advertisers tends to be cyclical in line with general economic conditions. If we are unable to successfully implement our strategic plan and grow the earnings generated by our online advertising services, we would reassess our cost structure or seek other financing alternatives to fund our business. As part of our ongoing assessment of our business and availability of capital and to enhance our liquidity position, we have divested of certain assets and product lines and may consider divesting of additional assets or product lines.

At March 31, 2010, our cash and equivalents totaled $262.4 million, as compared to $146.1 million at December 31, 2009.

AOL INC.

PART I—ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Summary Cash Flow Information

Our cash flows from operations are driven by net income adjusted for non-cash items such as depreciation, amortization, goodwill impairment, equity-based compensation expense and other activities impacting net income such as the gains and losses on the sale of assets or operating subsidiaries. Cash flows from investing activities consist primarily of the cash used in the acquisitions of various businesses as part of our strategy, proceeds received from the sale of assets or operating subsidiaries and cash used for capital expenditures. Cash flows from financing activities prior to the spin-off relate primarily to our distributions of cash to Time Warner as part of our historical cash management and treasury operations and for all periods, payments made on debt and capital lease obligations.

Operating Activities

The following table presents cash provided by operations for the periods presented (in millions):

	Three Months Ended March 31,
	2010	2009
Net income	$34.7	$82.5
Less: Discontinued operations, net of tax	(6.5)	—

Net income from continuing operations	41.2	82.5
Adjustments for non-cash and non-operating items:
Depreciation and amortization	116.5	103.4
Non-cash asset impairments	1.4	2.3
Non-cash equity-based compensation	9.7	6.2
Amounts related to securities litigation and government investigations, net of recoveries	—	7.4
Deferred income taxes	(16.8)	—
All other, net, including working capital changes	10.9	114.8

Cash provided by continuing operations	$162.9	$316.6

Cash provided by continuing operations decreased by $153.7 million to $162.9 million for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009. Our operating income was $80.7 million for the three months ended March 31, 2010, a decrease of $61.2 million as compared to the three months ended March 31, 2009. This decrease in operating income along with the decrease in cash provided by changes in working capital drove the decline in cash provided by continuing operations. The decrease in cash provided by working capital was due primarily to cash payments in 2010 for employee bonus costs and restructuring costs incurred in 2009.

Investing Activities

The following table presents cash used by investing activities for the periods presented (in millions):

	Three Months Ended March 31,
	2010	2009
Investments and acquisitions, net of cash acquired	$(23.2)	$(7.8)
Capital expenditures and product development costs	(29.5)	(31.1)
Investment activities from discontinued operations	16.4	(0.5)
Other investment proceeds	1.0	0.2

Cash used by investing activities	$(35.3)	$(39.2)

AOL INC.

PART I—ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Cash used by investing activities decreased by $3.9 million to $35.3 million for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, due to the proceeds received in the three months ended March 31, 2010 from the sale of buy.at and a decrease in capital expenditures and product development costs, partially offset by an increase in cash used for acquisitions.

Capital expenditures and product development costs are mainly for the purchase of computer hardware, software, network equipment, furniture, fixtures and other office equipment.

Financing Activities

The following table presents cash used by financing activities for the periods presented (in millions):

	Three Months Ended March 31,
	2010	2009
Principal payments on capital leases	$(8.3)	$(7.2)
Net distribution to Time Warner	—	(282.9)
Other	—	(2.2)

Cash used by financing activities	$(8.3)	$(292.3)

Cash used by financing activities was $8.3 million for the three months ended March 31, 2010, compared to $292.3 million for the three months ended March 31, 2009. This change was due to the $282.9 million of net cash distributed to Time Warner in the three months ended March 31, 2009, as we swept the majority of our domestic cash to Time Warner prior to the spin-off.

Principal Debt Obligations

On December 9, 2009, in connection with the spin-off, we entered into the Revolving Credit Facility, which we intend to use, as necessary, for general corporate purposes. Time Warner has guaranteed all of our obligations under the Revolving Credit Facility, pursuant to a guarantee dated as of December 9, 2009. The maturity date of the Revolving Credit Facility is December 8, 2010. Loans made under the Revolving Credit Facility will bear interest at a fluctuating rate based on the applicable rating for the senior unsecured long-term debt of Time Warner. From December 9, 2009 (the date of the spin-off) through April 28, 2010, we have not borrowed under the terms of the Revolving Credit Facility. See “Note 5” to our audited consolidated financial statements in our Annual Report for additional information.

Customer Credit Risk

Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed-upon contractual payment obligations. Credit risk originates from sales of advertising and subscription access service and is dispersed among many different counterparties. No single customer had a receivable balance at March 31, 2010 greater than 10% of total net receivables. While such uncollectible amounts have historically been within our expectations and related reserve balances, if there is a significant change in uncollectible amounts in the future or the financial condition of our counterparties across various industries or geographies deteriorates, these events could have an adverse impact on our operating results and cash flows.

AOL INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential gain or loss arising from changes in market rates and prices, which historically, for us, has been associated primarily with changes in foreign currency exchange rates. We used derivative instruments (principally foreign exchange forward contracts), which historically were entered into by Time Warner on our behalf, to manage the risk associated with exchange rate volatility. Prior to the spin-off, all outstanding derivative instruments were settled. Subsequent to the spin-off and through March 31, 2010, we have not entered into any derivative instruments or hedges. While we may enter into derivative instruments or hedges in the future, we do not currently believe our exposure to foreign exchange risk is significant.

AOL INC.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information we are required to disclose in our financial reports is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and that such information is accumulated and communicated to senior management, as appropriate, to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010, at a reasonable assurance level.

Changes to Internal Control Over Financial Reporting

We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended March 31, 2010 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; In millions, except per share amounts)

	Three Months Ended March 31,
	2010	2009
		(recast)
Revenues:
Advertising	$354.3	$439.8
Subscription	282.7	393.5
Other	27.3	30.7

Total revenues	664.3	864.0
Costs of revenues	364.7	484.2
Selling, general and administrative	133.3	137.4
Amortization of intangible assets	62.2	34.8
Amounts related to securities litigation and government investigations, net of recoveries	—	7.4
Restructuring costs	23.4	58.3

Operating income	80.7	141.9
Other loss, net	(2.7)	(3.1)

Income from continuing operations before income taxes	78.0	138.8
Income tax provision	36.8	56.3

Income from continuing operations	41.2	82.5
Discontinued operations, net of tax	(6.5)	—

Net income	34.7	82.5
Less: Net loss attributable to noncontrolling interests	—	0.2

Net income attributable to AOL Inc.	$34.7	$82.7

Amounts attributable to AOL Inc.:
Income from continuing operations	$41.2	$82.7
Discontinued operations, net of tax	(6.5)	—

Net income attributable to AOL Inc.	$34.7	$82.7

Per share information attributable to AOL Inc. common stockholders:
Basic income per common share from continuing operations	$0.39	$0.78
Discontinued operations, net of tax	(0.06)	—

Basic net income per common share	$0.33	$0.78

Diluted income per common share from continuing operations	$0.39	$0.78
Discontinued operations, net of tax	(0.07)	—

Diluted net income per common share	$0.32	$0.78

Shares used in computing basic income per common share	106.3	105.8

Shares used in computing diluted income per common share	107.0	105.8

See accompanying notes.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	March 31, 2010	December 31, 2009
	(unaudited)	(recast)
Assets
Current assets:
Cash and equivalents	$262.4	$146.1
Accounts receivable, net of allowances of $32.8 and $31.7, respectively	387.2	440.0
Prepaid expenses and other current assets	39.7	33.1
Deferred income taxes	22.4	44.7
Current assets of discontinued operations	—	23.5

Total current assets	711.7	687.4
Property and equipment, net	678.3	704.7
Goodwill	2,184.6	2,171.6
Intangible assets, net	152.4	210.4
Long-term deferred income taxes	158.1	136.8
Long-term assets of discontinued operations	—	27.0
Other long-term assets	33.3	25.2

Total assets	$3,918.4	$3,963.1

Liabilities and Equity
Current liabilities:
Accounts payable	$73.9	$100.4
Accrued compensation and benefits	68.4	90.7
Accrued expenses and other current liabilities	389.9	400.4
Deferred revenue	136.5	113.5
Current portion of obligations under capital leases	32.6	32.4
Current liabilities of discontinued operations	—	14.0

Total current liabilities	701.3	751.4
Obligations under capital leases	37.6	41.5
Restructuring liabilities	13.9	28.3
Deferred income taxes	4.0	2.4
Long-term liabilities of discontinued operations	—	7.0
Other long-term liabilities	77.2	69.6

Total liabilities	834.0	900.2

Commitments and contingencies (See Note 8)
Equity:
Common stock, $0.01 par value, 106.5 million and 105.8 million shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	1.1	1.1
Additional paid-in capital	3,357.5	3,355.5
Accumulated other comprehensive loss, net	(288.5)	(275.1)
Retained earnings (accumulated deficit) for the period subsequent to November 2, 2009	14.3	(20.4)

Total AOL Inc. stockholders’ equity	3,084.4	3,061.1
Noncontrolling interest	—	1.8

Total equity	3,084.4	3,062.9

Total liabilities and equity	$3,918.4	$3,963.1

See accompanying notes.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; In millions)

	Three Months Ended March 31,
	2010	2009
		(recast)
Operations
Net income	$34.7	$82.5
Less: Discontinued operations, net of tax	(6.5)	—

Net income from continuing operations	41.2	82.5
Adjustments for non-cash and non-operating items:
Depreciation and amortization	116.5	103.4
Asset impairments	1.4	2.3
Equity-based compensation	9.7	6.2
Amounts related to securities litigation and government investigations, net of recoveries	—	7.4
Other non-cash adjustments	1.2	9.7
Deferred income taxes	(16.8)	—
Changes in operating assets and liabilities, net of acquisitions	9.7	105.1

Cash provided by continuing operations	162.9	316.6
Cash provided by discontinued operations	0.2	0.3

Cash provided by operations	163.1	316.9

Investing Activities
Investments and acquisitions, net of cash acquired	(23.2)	(7.8)
Capital expenditures and product development costs	(29.5)	(31.1)
Investment activities from discontinued operations	16.4	(0.5)
Other investment proceeds	1.0	0.2

Cash used by investing activities	(35.3)	(39.2)

Financing Activities
Principal payments on capital leases	(8.3)	(7.2)
Net distribution to Time Warner	—	(282.9)
Other	—	(2.2)

Cash used by financing activities	(8.3)	(292.3)

Effect of exchange rate changes on cash and equivalents	(4.1)	(1.3)
Increase (decrease) in cash and equivalents	115.4	(15.9)
Cash and equivalents at beginning of period	147.0	134.7

Cash and equivalents at end of period	262.4	118.8
Less: Cash and equivalents of discontinued operations at end of period	—	(0.3)

Cash and equivalents of continuing operations at end of period	$262.4	$119.1

Supplemental disclosures of cash flow information
Cash paid for interest	$1.3	$1.0

Cash paid for taxes	$1.5	$0.8

See accompanying notes.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EQUITY

Three Months Ended March 31, 2010 and 2009

(Unaudited; In millions)

	Common Stock		Divisional Equity	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2008	—	$—	$4,038.6	$—	$(302.4)	$—	$1.5	$3,737.7
Net income (loss)			82.7	—	—	—	(0.2)	82.5
Unrealized gains on derivatives and investments, net of tax			—	—	0.4	—	—	0.4
Foreign currency translation adjustments			—	—	(9.0)	—	—	(9.0)

Comprehensive income (loss)			82.7	—	(8.6)	—	(0.2)	73.9
Net transactions with Time Warner			(317.9)				`	(317.9)

Balance at March 31, 2009	—	$—	$3,803.4	$—	$(311.0)	$—	$1.3	$3,493.7

Balance at December 31, 2009	105.8	$1.1	$—	$3,355.5	$(275.1)	$(20.4)	$1.8	$3,062.9
Net income			—	—	—	34.7	—	34.7
Foreign currency translation adjustments			—	—	(13.4)	—	—	(13.4)

Comprehensive income (loss)	—	—	—	—	(13.4)	34.7	—	21.3
Deconsolidation of non-controlling interest	—	—	—	—	—	—	(1.8)	(1.8)
Spin-off deferred tax adjustment (See Note 5)	—	—	—	(25.9)	—	—	—	(25.9)
Issuance of common stock in connection with acquisitions	0.7	—	—	18.2	—	—	—	18.2
Amounts related to equity-based compensation	—	—	—	9.7	—	—	—	9.7

Balance at March 31, 2010	106.5	$1.1	$—	$3,357.5	$(288.5)	$14.3	$—	$3,084.4

See accompanying notes.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

For a description of the business of AOL Inc. (“AOL” or the “Company”) see “Note 1” to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”).

The Spin-Off

On December 9, 2009, we completed our legal and structural separation from Time Warner Inc. (“Time Warner”) via a spin-off (the “spin-off”). In the spin-off, Time Warner shareholders of record as of 5 p.m. on November 27, 2009, the record date for the distribution, received one share of AOL common stock for every eleven shares of Time Warner common stock held. On December 10, 2009, AOL began trading on the New York Stock Exchange as an independent, public company.

Basis of Presentation

Changes in Basis of Presentation

The interim consolidated financial statements for 2009 have been recast so that the basis of presentation is consistent with that of the interim consolidated financial statements for 2010. This recast reflects the financial condition, results of operations and cash flows of Perfiliate Limited (doing business as buy.at) as discontinued operations for all periods presented.

Basis of Consolidation

The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses and cash flows of AOL, all voting interest entities in which AOL has a controlling voting interest (“subsidiaries”), and those variable interest entities for which AOL is the primary beneficiary in accordance with the consolidation accounting guidance. Through the date of the spin-off, these financial statements present the historical consolidated results of operations, financial position, and cash flows of the AOL business that now comprises the operations of the Company. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation. Prior to the spin-off, AOL was a subsidiary of Time Warner. The financial information prior to the spin-off may not necessarily reflect AOL’s financial position, results of operations and cash flows in the future or what AOL’s financial position, results of operations and cash flows would have been had AOL been an independent, publicly-traded company.

Through the date of the spin-off, the consolidated financial statements include allocations of certain Time Warner corporate expenses. Management believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by AOL if it had operated as an independent, publicly-traded company or of the costs expected to be incurred in the future. These allocated expenses relate to various services that were provided to AOL by Time Warner, including cash management and other treasury services, administrative services (such as government relations, tax, employee benefit administration, internal audit, accounting and human resources), equity-based compensation plan administration, aviation services, insurance coverage and the licensing of certain third-party patents. See “Note 13” to the Company’s audited consolidated financial statements included in the Annual Report for further information regarding the allocation of Time Warner corporate expenses and the ongoing relationship with Time Warner.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Interim Financial Statements

The interim consolidated financial statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, the results of operations and cash flows for the periods presented in conformity with GAAP applicable to interim periods. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of AOL in the Annual Report.

Information about Geographical Areas

Revenues in different geographical areas are as follows (in millions):

	Three Months Ended March 31, (a)
	2010	2009
United States	$596.5	$767.6

United Kingdom	30.8	40.4
Germany	13.7	14.7
France	11.5	18.2
Canada	9.2	8.0
Other international	2.6	15.1

Total international	67.8	96.4

Total	$664.3	$864.0

(a)	Revenues are attributed to countries based on the location of customers.

Recent Accounting Standards

Variable Interest Entities

In June 2009, new guidance was issued which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

performance and (ii) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. In addition, this guidance amends the accounting for variable interest entities to (i) require ongoing assessments of whether an entity is the primary beneficiary of a variable interest entity, (ii) eliminate the quantitative approach for determining the primary beneficiary of a variable interest entity, (iii) amend certain guidance for determining whether an entity is a variable interest entity and (iv) require enhanced disclosures. This guidance became effective for AOL on January 1, 2010 and as a result of applying this guidance, the Company deconsolidated an international joint venture on January 1, 2010. This deconsolidation did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 2—INCOME PER COMMON SHARE

Basic income per common share is calculated by dividing net income attributable to AOL common stockholders by the weighted average number of shares of common stock issued and outstanding during the reporting period. Diluted income per common share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The dilutive effect of outstanding equity-based compensation awards is reflected in diluted income per common share by application of the treasury stock method.

On November 2, 2009, the Company converted from AOL Holdings LLC, a limited liability company wholly owned by Time Warner, to AOL Inc., a corporation wholly owned by Time Warner. On the distribution date of December 9, 2009, 105.8 million shares of $0.01 par value AOL common stock were distributed to Time Warner shareholders of record as of 5 p.m. on November 27, 2009. This share amount is being utilized for the calculation of basic and diluted income per common share for the three months ended March 31, 2009 as no common stock of the Company existed prior to November 2, 2009 and no dilutive securities of the Company were outstanding during the three months ended March 31, 2009.

The following table is a reconciliation of basic and diluted income per common share from continuing operations (in millions, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Net income attributable to AOL Inc. common stockholders	$34.7	$82.7

Shares used in computing basic income per common share	106.3	105.8
Dilutive effect of equity-based awards	0.7	—

Shares used in computing diluted income per common share	107.0	105.8

Basic net income per common share	$0.33	$0.78

Diluted net income per common share	$0.32	$0.78

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—BUSINESS ACQUISITIONS, DISPOSITIONS AND OTHER SIGNIFICANT TRANSACTIONS

Acquisition of StudioNow, Inc.

On January 22, 2010, the Company completed the acquisition of StudioNow, Inc. (“StudioNow”), a provider of a proprietary digital platform that allows clients to create, produce, manage and distribute professional quality videos at scale, for a purchase price of $32.1 million (excluding $3.1 million due two years after the closing date and contingent on the future service of certain StudioNow employees). $14.1 million of the total consideration was paid through the issuance of 594,749 shares of AOL common stock valued as of the closing date. Of the remaining $18.0 million, $14.0 million was paid in cash at the close date and $4.0 million reflects the present value of the cash consideration due two years after the closing date. The $3.1 million payment contingent on the future service of certain StudioNow employees is not included in the purchase price allocation and will be recognized as compensation expense on a straight-line basis over the two-year requisite service period.

This business was acquired to attract and engage more Internet users and drive high volumes of video content production through StudioNow’s platform, which, along with market conditions at the time of acquisition, contributed to a purchase price that resulted in the allocation of a significant portion of the purchase price to goodwill. AOL recognized $26.7 million of goodwill (which is not deductible for tax purposes) and $4.3 million of intangible assets related to this acquisition. The results of operations of StudioNow from the acquisition date through March 31, 2010 were not material to our consolidated financial statements.

Sale of buy.at

On February 26, 2010, the Company completed the sale of buy.at to Digital Window Limited for approximately $16.4 million in net cash. The Company recorded a pre-tax loss on this sale of $17.7 million (on an after-tax basis, the loss was $6.1 million), calculated as the excess of the carrying value of the net assets sold (including goodwill allocated to the sale of $12.6 million) over the cash proceeds, net of transaction costs. The financial condition, results of operations and cash flows of buy.at have been reflected as discontinued operations for all periods presented. The results of operations of buy.at were not material to the Company’s consolidated financial statements.

The sale of buy.at generated a capital loss deferred tax asset in the United States of $65.9 million; however, sufficient uncertainty currently exists regarding the future realization of the majority of this deferred tax asset. Accordingly, the Company has recorded a valuation allowance of $61.1 million associated with this deferred tax asset. If in the future the Company believes that it is more likely than not that all or a portion of this deferred tax asset will be realized, a reduction in the valuation allowance will be recognized in the statement of operations.

Sale of ICQ Operations

On April 28, 2010, we entered into an agreement for the sale of our ICQ operations for $187.5 million in cash (subject to working capital adjustments). The sale is expected to close in the third quarter of 2010, subject to regulatory and other customary approvals in Russia and Ukraine. ICQ provides online instant messaging services and products, as well as software related to such services and products, primarily to international online consumers.

NOTE 4—INCOME TAXES

The effective tax rate for income from continuing operations was 47.2% for the three months ended March 31, 2010, as compared to 40.6% for the three months ended March 31, 2009, due primarily to the change

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

in foreign deferred tax assets that are subject to a valuation allowance and the expiration of the U.S. federal research & experimentation tax credit. The effective tax rate for the three months ended March 31, 2010 differs from the statutory U.S. federal income tax rate of 35.0% due primarily to foreign deferred tax assets generated during the three months ended March 31, 2010 that are subject to a valuation allowance and state income taxes, net of the federal income tax benefit.

For the three months ended March 31, 2010 and 2009, the Company recorded an income tax benefit on discontinued operations of $11.7 million and $0.3 million, respectively. The income tax benefit for the three months ended March 31, 2010 included a benefit of $11.6 million related to the loss incurred on the sale of buy.at. See “Note 3” for additional information on the sale of buy.at.

NOTE 5—STOCKHOLDERS’ EQUITY

As of March 31, 2010, 106.5 million shares of common stock were issued and outstanding. No dividends were declared or paid for the three months ended March 31, 2010.

On January 22, 2010, we issued 594,749 shares of AOL common stock as consideration for the acquisition of StudioNow, Inc. On January 29, 2010, we issued 173,078 shares of AOL common stock to Polar Capital Group, LLC, in partial satisfaction of our contractual obligation to return our CEO’s initial investment of approximately $4.5 million in Patch Media Corporation (“Patch”), which arose from our acquisition of Patch on June 10, 2009.

Under the terms of the Company’s tax matters agreement with Time Warner, amounts payable or receivable to Time Warner prior to the spin-off were reflected as adjustments to divisional equity. During the three months ended March 31, 2010, the Company adjusted its deferred tax assets and its estimated amount payable to Time Warner for taxes prior to the spin-off and this adjustment resulted in a $25.9 million reduction to additional paid-in capital.

NOTE 6—EQUITY-BASED COMPENSATION

Pursuant to the Company’s 2010 Stock Incentive Plan, or “2010 SIP”, stock options are granted to employees and non-employee directors of AOL with exercise prices equal to the quoted market value of the common stock at the date of grant. Generally, the stock options vest ratably over a four year vesting period and expire ten years from the date of grant. Certain stock option awards provide for accelerated vesting upon an election to retire after reaching a specified age and years of service, as well as certain additional circumstances for non-employee directors.

Also pursuant to the 2010 SIP, AOL may also grant shares of common stock or restricted stock units (RSUs) to its employees and non-employee directors, which generally vest ratably over a four year period from the date of grant. Holders of restricted stock and RSU awards are generally entitled to receive regular cash dividends or dividend equivalents, respectively, if paid by the Company during the period of time that the restricted stock or RSU awards are unvested.

The Company is authorized to grant equity awards to employees covering an aggregate of 11.3 million shares of AOL common stock under the 2010 SIP, of which up to 6.6 million awards may be issued in the form of full-value awards, such as restricted stock or RSUs.

Upon the (i) exercise of a stock option award, (ii) vesting of a RSU or (iii) grant of restricted stock, shares of AOL common stock are issued from authorized but unissued shares or from treasury stock. At both March 31, 2010 and December 31, 2009, the Company did not have any shares of treasury stock.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Equity-Based Compensation Expense

Compensation expense recognized by AOL related to its equity-based compensation plan and for its participation in Time Warner’s equity-based compensation plans, prior to the spin-off, is as follows (in millions):

	Three Months Ended March 31,
	2010	2009
Stock options	$4.1	$2.9
RSUs and performance stock units (PSUs) (a)	5.6	3.3

Total equity-based compensation expense	$9.7	$6.2

Tax benefit recognized	$3.9	$2.5

(a)	AOL has only granted RSUs to employees. Prior to the spin-off, Time Warner granted restricted stock units and PSUs to AOL employees.

As of March 31, 2010, total unrecognized compensation cost related to unvested AOL stock option awards, without taking into account expected forfeitures, was $38.2 million and is expected to be recognized over a weighted-average period of approximately 3.0 years. Total unrecognized compensation cost as of March 31, 2010 related to unvested RSUs, without taking into account expected forfeitures, was $74.8 million and is expected to be recognized over a weighted-average period of approximately 3.6 years.

Stock Options

The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value AOL stock options at their grant date:

Three Months Ended March 31, 2010
Expected volatility	41.6%
Expected term to exercise from grant date	5.38 years
Risk-free rate	2.8%
Expected dividend yield	0%

NOTE 7—RESTRUCTURING COSTS

In connection with the Company’s restructuring initiatives, the Company incurred $23.4 million and $58.3 million in restructuring costs for the three months ended March 31, 2010 and 2009, respectively, to better align its organizational structure and costs with its strategy. These costs related to voluntary and involuntary employee terminations and facility closures. Employee termination costs were attributable to terminations of employees ranging from senior executives to line personnel. The Company expects to incur additional restructuring costs of up to $25.0 million during the remainder of 2010 in connection with these initiatives.

A summary of AOL’s restructuring activity for the three months ended March 31, 2010 is as follows (in millions):

	Employee Terminations	Other Exit Costs	Total
Liability at December 31, 2009	$108.1	$28.3	$136.4
Net accruals	18.6	4.8	23.4
Foreign currency translation and other adjustments	(4.6)	(0.6)	(5.2)
Cash paid	(51.0)	(3.4)	(54.4)

Liability at March 31, 2010	$71.1	$29.1	$100.2

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2010, of the remaining liability of $100.2 million, $86.3 million was classified as a current liability within accrued expenses and other current liabilities, with the remaining $13.9 million classified as a long-term liability in the consolidated balance sheet. Amounts classified as long-term are expected to be paid through 2014.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Commitments

For a description of AOL’s commitments see “Note 11” to the Company’s audited consolidated financial statements included in the Annual Report.

Contingencies

On May 24, 1999, two former AOL Community Leader volunteers brought a putative class action, Hallissey et al. v. America Online, Inc., in the U.S. District Court for the Southern District of New York alleging violations of the Fair Labor Standards Act (“FLSA”) and New York State law. The plaintiffs alleged that, in serving as AOL Community Leader volunteers, they were acting as employees rather than volunteers for purposes of the FLSA and New York State law and are entitled to minimum wages. In 2001, four of the named plaintiffs in the Hallissey case filed a related lawsuit alleging retaliation as a result of filing the FLSA suit in Williams, et al. v. America Online, Inc., et al. A related case was filed by several of the Hallissey plaintiffs in the U.S. District Court for the Southern District of New York alleging violations of the retaliation provisions of the FLSA. Also in 2001, two related class actions were filed in state courts in New Jersey (Superior Court of New Jersey, Bergen County Law Division) and Ohio (Court of Common Pleas, Montgomery County, Ohio), alleging violations of the FLSA and/or the respective state laws. These cases were removed to federal court and subsequently transferred to the U.S. District Court for the Southern District of New York for consolidated pretrial proceedings with Hallissey.

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

On September 22, 2006, Salvadore Ramkissoon and two unnamed plaintiffs filed a putative class action against AOL LLC in the U.S. District Court for the Northern District of California based on AOL LLC’s public posting of AOL LLC member search queries in late July 2006. Among other things, the complaint alleges violations of the Electronic Communications Privacy Act and California statutes relating to privacy, data protection and false advertising. The complaint seeks class certification and damages, as well as injunctive relief that would oblige AOL LLC to alter its search query retention practices. In February 2007, the District Court dismissed the action without prejudice. The plaintiffs then appealed this decision to the Ninth Circuit. On January 16, 2009, the Ninth Circuit held that AOL LLC’s Terms of Service violated California public policy as to any California plaintiffs in the putative class, as it did not allow for them to fully exercise their rights. The Ninth Circuit reversed and remanded to the District Court for further proceedings. On April 24, 2009, AOL LLC

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

filed a motion to implement the Ninth Circuit’s mandate. AOL LLC filed its answer on June 29, 2009. On July 6, 2009, the District Court found that the plaintiffs’ claims for unjust enrichment and public disclosure of private facts were subject to the forum selection clause in the Terms of Service and thus could not be pursued in that court. On October 27, 2009, plaintiffs filed a motion for class certification and two additional named individuals filed a motion to intervene as plaintiffs in the matter. Also on October 27, AOL filed its reply brief with regards to its 12(c) Motion for Judgment on the Pleadings. On February 2, 2010, the Court issued an Order granting AOL’s motion to implement the mandate of the Ninth Circuit. In its Order, the court dismissed named plaintiff Ramkissoon, as he is not a California resident. In addition, the court dismissed the remaining claim under the Electronic Communications Privacy Act, as well as the claims for unjust enrichment and public disclosure of private facts. The Court also dismissed without prejudice both the plaintiffs’ motion for class certification as well as AOL’s 12(c) motion. Subsequent to the court’s order, AOL filed a modified 12(c) motion on February 24, 2010. Briefing on the 12(c) motion has been completed and a hearing is currently scheduled for June 22, 2010. On March 2, 2010, plaintiffs’ counsel withdrew a motion seeking to have two additional class representatives intervene in this action. On March 17, 2010, the plaintiffs filed a Writ of Mandamus with the Ninth Circuit challenging the District Court’s recent ruling. On April 13, 2010, the plaintiffs filed a motion seeking a stay of all proceedings until November 2010. AOL’s opposition to the stay motion is due May 18, 2010, the plaintiff’s reply is due May 25, 2010 and the hearing is scheduled for June 8, 2010. The Company intends to defend against this lawsuit vigorously.

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

NOTE 9—SEGMENT INFORMATION

An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses and that has discrete financial information that is regularly reviewed by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

The Company’s chief operating decision-maker, its chief executive officer, evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. There are no managers who are held accountable by AOL’s chief operating decision-maker, or anyone else, for an operating measure of profit or loss for any operating unit below the consolidated unit level. Accordingly, management has determined that the Company has one segment.

AOL INC.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

On September 22, 2006, Salvadore Ramkissoon and two unnamed plaintiffs filed a putative class action against AOL LLC in the U.S. District Court for the Northern District of California based on AOL LLC’s public posting of AOL LLC member search queries in late July 2006. Among other things, the complaint alleges violations of the Electronic Communications Privacy Act and California statutes relating to privacy, data protection and false advertising. The complaint seeks class certification and damages, as well as injunctive relief that would oblige AOL LLC to alter its search query retention practices. In February 2007, the District Court dismissed the action without prejudice. The plaintiffs then appealed this decision to the Ninth Circuit. On January 16, 2009, the Ninth Circuit held that AOL LLC’s Terms of Service violated California public policy as to any California plaintiffs in the putative class, as it did not allow for them to fully exercise their rights. The Ninth Circuit reversed and remanded to the District Court for further proceedings. On April 24, 2009, AOL LLC filed a motion to implement the Ninth Circuit’s mandate. AOL LLC filed its answer on June 29, 2009. On July 6, 2009, the District Court found that the plaintiffs’ claims for unjust enrichment and public disclosure of private facts were subject to the forum selection clause in the Terms of Service and thus could not be pursued in that court. On October 27, 2009, plaintiffs filed a motion for class certification and two additional named individuals filed a motion to intervene as plaintiffs in the matter. Also on October 27, AOL filed its reply brief with regards to its 12(c) Motion for Judgment on the Pleadings. On February 2, 2010, the Court issued an Order granting AOL’s motion to implement the mandate of the Ninth Circuit. In its Order, the court dismissed named plaintiff Ramkissoon, as he is not a California resident. In addition, the court dismissed the remaining claim under the Electronic Communications Privacy Act, as well as the claims for unjust enrichment and public disclosure of private facts. The Court also dismissed without prejudice both the plaintiffs’ motion for class certification as well as AOL’s 12(c) motion. Subsequent to the court’s order, AOL filed a modified 12(c) motion on February 24, 2010. Briefing on the 12(c) motion has been completed and a hearing is currently scheduled for June 22, 2010. On March 2, 2010, plaintiffs’ counsel withdrew a motion seeking to have two additional class representatives intervene in this action. On March 17, 2010, the plaintiffs filed a Writ of Mandamus with the Ninth Circuit

AOL INC.

PART II. OTHER INFORMATION

challenging the District Court’s recent ruling. On April 13, 2010, the plaintiffs filed a motion seeking a stay of all proceedings until November 2010. AOL’s opposition to the stay motion is due May 18, 2010, the plaintiff’s reply is due May 25, 2010 and the hearing is scheduled for June 8, 2010. The Company intends to defend against this lawsuit vigorously.

In addition to the matters listed above, we are a party to a variety of legal proceedings that arise in the normal course of our business. While the results of such normal course legal proceedings cannot be predicted with certainty, management believes that, based on current knowledge, the final outcome of the current pending matters will not have a material adverse effect on our financial position, results of operations or cash flows. Regardless of the outcome, legal proceedings can have an adverse effect on us because of defense costs, diversion of management resources and other factors. See “Item 1A—Risk Factors—Risks Relating to Our Business—If we cannot continue to enforce and protect our intellectual property rights, our business could be adversely affected” and “Item 1A—Risk Factors—Risks Relating to Our Business—We have been, and may in the future be, subject to claims of intellectual property infringement that could adversely affect our business” included in our Annual Report.

ITEM 1A.	RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of our Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On January 22, 2010, we issued 594,749 shares of AOL common stock as consideration for the acquisition of StudioNow, Inc. The shares were issued pursuant to an exemption from the registration requirements of the Securities Act as provided by Section 4(2).

On January 29, 2010, we issued 173,078 shares of AOL common stock to Polar Capital Group, LLC, in partial satisfaction of our contractual obligation to return our Chief Executive Officer’s initial investment of approximately $4.5 million in Patch, which arose from our acquisition of Patch on June 10, 2009. The shares were issued pursuant to an exemption from the registration requirements of the Securities Act as provided by Section 4(2).

ITEM 6.	EXHIBITS

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure, other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

See the Exhibit Index immediately following the signature page of this Quarterly Report.

AOL INC.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 28, 2010.

AOL INC.

By	/S/ ARTHUR MINSON
Name:	Arthur Minson
Title:	Executive Vice President and Chief Financial Officer

AOL INC.

EXHIBIT INDEX

Exhibit Number	Description

10.1	First Amendment to Master Services Agreement for ATDN and Hosting Services between AOL Inc. and Time Warner Inc., dated January 8, 2010 and effective January 1, 2010.

10.2	Third Amendment to Search Services Agreement between AOL Inc. and Time Inc. (“Time SSA”), dated January 29, 2010 and effective January 31, 2010.

10.3	Fourth Amendment to Time SSA, dated February 26, 2010 and effective February 28, 2010.

10.4	Fifth Amendment to Time SSA, dated March 30, 2010 and effective March 31, 2010.

10.5	Third Amendment to Search Services Agreement between AOL Inc. and CNN Interactive Group, Inc. (“CNN SSA”), dated January 27, 2010 and effective January 31, 2010.

10.6	Fourth Amendment to the CNN SSA, dated February 26, 2010 and effective February 28, 2010.

10.7	Fifth Amendment to the CNN SSA, dated March 31, 2010.

10.8	Twenty-Fourth Amendment to the Amended and Restated Interactive Marketing Agreement between AOL Inc. and Google Inc. (“IMA”), dated January 29, 2010 and effective February 1, 2010.*

10.9	Twenty-Fifth Amendment to IMA, dated February 26, 2010 and effective March 1, 2010.*

10.10	Twenty-Sixth Amendment to IMA, dated March 31, 2010 and effective April 1, 2010.*

10.11	Letter Agreement between AOL Inc., Polar Capital Group, LLC and Polar News Company, LLC, dated January 29, 2010.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.†

†	This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

*	An application for confidential treatment for selected portions of this agreement has been filed with the Securities and Exchange Commission.