Form 10-Q
period 2010-06-30
AOL Inc.
filed 2010-08-04
CIK 1468516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 30, 2010, the number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding was 106,742,658.

AOL INC.

AOL INC.

AOL INC.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding business strategies, market potential, future financial performance and other matters. Words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “will,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. These forward-looking statements are based on management’s current expectations and beliefs about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances. Except as required by law, we are under no obligation to, and expressly disclaim any obligation to, update or alter any forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.

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

Further, lower than expected market valuations associated with our cash flows and revenues may result in our inability to realize the value of recorded intangibles and goodwill. In addition, achieving our business and financial objectives, including growth in operations and maintenance of a strong balance sheet and liquidity position, could be adversely affected by the factors discussed or referenced in “Item 1A—Risk Factors” in our Annual Report as well as, among other things:

•	changes in our plans, strategies and intentions;

•	our ability to attract and retain key employees;

•	asset impairments;

•	the success of any cost reductions, restructuring actions or similar efforts, including with respect to any associated savings, charges or other amounts;

•	the impact of significant acquisitions, dispositions and other similar transactions;

•	the failure to meet earnings expectations;

•	decreased liquidity in the capital markets;

•	our ability to access the capital markets for debt securities or bank financings;

•	our borrowing capacity under our revolving credit facility; and

•	the impact of terrorist acts and hostilities.

References in this Quarterly Report to “we,” “us,” “Company,” and “AOL” refer to AOL Inc., a Delaware corporation.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Introduction

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on our business, recent developments, results of operations, liquidity and capital resources and critical accounting policies. MD&A is organized as follows:

•

Overview. This section provides a general description of our business, as well as recent developments we believe are important in understanding our results of operations and financial condition or in understanding anticipated future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2010 and 2009.

•

Liquidity and capital resources. This section provides a discussion of our current financial condition and an analysis of our cash flows for the six months ended June 30, 2010 and 2009. This section also provides a discussion of our principal debt obligations and an update to the discussion in our Annual Report of our customer credit risk that existed at December 31, 2009.

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

Prior to the spin-off, we were a subsidiary of Time Warner. The financial information prior to the spin-off may not necessarily reflect our financial position, results of operations and cash flows in the future or what our financial position, results of operations and cash flows would have been had we been an independent, publicly-traded company during all of the periods presented. We are incurring additional costs to be able to function as an independent, publicly-traded company, including incremental costs related to corporate finance, governance and public reporting.

In connection with the spin-off, we entered into transactions with Time Warner that either have not existed historically or that are on terms different from the terms of arrangements or agreements that existed prior to the

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

spin-off. Our historical financial information does not reflect changes that we have experienced since the spin-off or expect to experience in the future as a result of our separation from Time Warner, including changes in the financing, operations, cost structure and personnel needs of our business. Further, the financial statements for the three and six months ended June 30, 2009 include allocations of certain Time Warner corporate expenses. We believe the assumptions and methodologies underlying the allocation of general corporate expenses are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by us if we had operated as an independent, publicly-traded company or of the costs we have incurred since the spin-off or that are expected to be incurred in the future. These allocated expenses relate to various services that historically were provided to us by Time Warner, including cash management and other treasury services, administrative services (such as government relations, tax, employee benefit administration, internal audit, accounting and human resources), equity-based compensation plan administration, aviation services, insurance coverage and the licensing of certain third-party patents.

Our Business

We are a leading global web services company with an extensive suite of brands and offerings and a substantial worldwide audience. Our business spans online content, products and services that we offer to consumers, publishers and advertisers. We are focused on attracting and engaging consumers and providing valuable online advertising services. We market our offerings to advertisers on both AOL Properties and the Third Party Network under the brand “AOL Advertising.” We have the second largest advertising network in terms of online consumer reach in the United States for June 2010.

Current Economic Environment

The global economic recession adversely impacted our advertising revenues for the year ended December 31, 2009. We do not believe that the global economic environment had a material impact on our advertising revenues for the three and six months ended June 30, 2010. Further, we do not believe the global economic recession had a material impact on our subscription revenues.

AOL Properties

We seek to be a leading online provider of engaging consumer products and services, as well as a publisher of relevant and engaging online content by utilizing open and highly scalable publishing platforms and content management systems. In addition, we are extending the reach of our offerings to a consumer audience on multiple platforms and digital devices.

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

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Google Inc. (“Google”) is, except in certain limited circumstances, the exclusive web search provider for AOL Properties. In connection with these search services, Google provides us with a share of the revenue generated through paid text-based search and contextual advertising on AOL Properties. For the three and six months ended June 30, 2010, advertising revenues associated with the Google relationship (substantially all of which were search and contextual revenues generated on AOL Properties) were $98.5 million and $209.0 million, respectively. Domestically, we have agreed, except in certain limited circumstances, to use Google’s search services on an exclusive basis through December 19, 2010. Upon expiration of this agreement, we expect to continue to generate advertising revenues by providing paid-search advertising on AOL Properties, either through the continuation of our relationship with Google or an agreement with another search provider.

We view our subscription access service, which we offer to consumers in the United States for a monthly fee, as a valuable distribution channel for AOL Properties. In general, subscribers to our subscription access service are among the most engaged consumers on AOL Properties. However, our access service subscriber base has declined and is expected to continue to decline. This decline is the result of several factors, including the increased availability of high-speed broadband Internet connections, the optimization of a significant amount of online content, products and services for use with broadband Internet connections, the effects of our strategic focus on advertising, which has led to significantly reduced marketing efforts for our subscription access service, and the free availability of the vast majority of our content, products and services. See “Item 1A—Risk Factors—Risks Relating to Our Business—Our strategic shift to an online advertising-supported business model involves significant risks” in our Annual Report. As our subscriber base declines, we need to maintain the engagement of former subscribers and increase the number and engagement of other consumers on AOL Properties. We seek to do this by developing and offering engaging content, products and services. Further, we have transitioned and will continue to seek to transition a substantial percentage of those access subscribers who are terminating their paid access subscriptions to free AOL Properties offerings. One of the metrics we monitor related to our subscription access service is monthly average churn, which represents on average the number of AOL-brand access subscribers that terminate or cancel our services each month, factoring in new and reactivated subscribers. The domestic AOL-brand access subscriber monthly average churn declined to 2.6% for the three months ended June 30, 2010, as compared to 3.5% for the three months ended June 30, 2009. The average paid tenure of the remaining domestic AOL-brand access subscribers has been increasing, and was approximately 9.2 years and 8.2 years for the three months ended June 30, 2010 and 2009, respectively.

Historically, our primary subscription service has been our subscription access service. Moving forward, we seek to market new products and services that are either co-branded, third-party or AOL-developed products. To facilitate this goal, in 2010 we launched the initial phase of a single consumer-facing platform that allows us to manage and distribute these additional products as well as our subscription access service. We offer those products to our access subscribers as well as other Internet consumers. Revenue related to these product offerings was not material for the three and six months ended June 30, 2010.

For the three and six months ended June 30, 2010, our subscription revenues were $260.2 million and $542.9 million, respectively, as compared to $355.7 million and $749.2 million for the three and six months ended June 30, 2009, respectively. Our subscription revenues have relatively low direct costs, and accordingly, our subscription access service represents the source of the vast majority of our operating income. Although our

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

subscription revenues have declined and are expected to continue to decline, we believe that our subscription access service will continue to provide us with an important source of revenue and cash flow for the foreseeable future. The revenue and cash flow generated from our subscription access service will help us to pursue our strategic initiatives and continue the transition of our business toward attracting and engaging Internet consumers and generating advertising revenues. We expect our total revenues and operating income to decline in the near term and foreseeable future, even if our strategy is successful and we are able to grow our advertising revenues, primarily due to the continuing decline in our subscriber base.

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

Trends, Challenges and Uncertainties Impacting Our Business

The web services industry is highly competitive and rapidly changing. Trends, challenges and uncertainties that may have a significant impact on our business, our opportunities and our ability to execute our strategy include the following:

•

Commerce, information and advertising continue to migrate to the Internet and away from traditional media outlets at both the national and local levels. Additionally, traditional media outlets are facing significant economic challenges. We believe these continuing trends will create strategic growth opportunities for us to attract new consumers and develop new and effective advertising solutions. As part of our restructuring initiative that began late in 2009, we announced a plan to reduce operating costs and reinvest up to $100 million of those savings in existing strategic areas. As part of this plan and to expand our local strategic initiatives, we previously announced our plans to invest up to $50 million in Patch, our community-specific news and information platform, during 2010. We expect to shift a portion of the remainder of our $100 million reinvestment from other areas to Patch, such that we currently anticipate that we will increase our investment in Patch during the remainder of 2010 in order to accelerate the launch of Patch sites.

•

As a part of the restructuring efforts that we began in 2009, we restructured our advertising organization. This resulted in the reassignment of a majority of our advertising accounts. We believe that these restructuring improvements to our advertising organization will continue to have a negative impact on our advertising revenues throughout 2010.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•

We have made changes to our content, products and services to enhance the consumer experience (e.g., fewer advertisements on certain AOL Properties). These changes have involved and may continue to involve eliminating or modifying advertising practices that historically have been a source of revenues. We intend to ultimately increase our revenues by increasing the attractiveness of our content, product and service offerings to consumers and therefore their value to advertisers through these enhancements to the consumer experience. Specifically, we have undertaken efforts on certain AOL Properties to reduce the number of display advertising units, reduce monetization of search results and reduce the number of contextual advertising links. Additionally, we are shifting our focus from the number of sites that we offer to fewer, bigger sites that better address the needs of users and advertisers. While difficult to quantify, we believe that these changes will have a negative impact on our advertising revenues in the near term, but we do not believe this impact has been or will be significant.

•

As the amount of content that is available online continues to expand, consumers are increasingly fragmenting across the Internet. To address this fragmentation, we own a variety of niche sites (e.g. Engadget, Lemondrop and PoliticsDaily) that we expect to continue to drive consumer engagement. Additionally, we are organizing our content around a variety of “super networks”, with each super network aligning under the broad categories of either News, Entertainment, Life or Marketplace. Furthermore, the Third Party Network, which reaches thousands of websites, will allow us to continue to provide advertising solutions across a fragmenting Internet environment.

•

There has been a significant shift in the method of Internet access away from dial-up access. This is due to a number of factors, including the increased availability of high-speed broadband Internet connections and the fact that a significant amount of online content, products and services has been optimized for use with broadband Internet connections. This trend has contributed and we expect it will continue to contribute to the decline in the number of our access subscribers. As a result of these factors, we expect subscription revenues to continue to decline in the future.

Audience Metrics

We utilize unique visitor numbers to evaluate the performance of AOL Properties as well as AOL Media, a subset of AOL Properties that excludes Mail, Instant Messaging, Search, Ventures and Local and Mapping. In addition, we utilize unique visitor numbers to evaluate the reach of our total advertising network, which includes both AOL Properties and the Third Party Network. Unique visitor numbers provide an indication of our consumer reach. Although our consumer reach does not correlate directly to advertising revenue, we believe that our ability to broadly reach diverse demographic and geographic audiences is attractive to brand advertisers seeking to promote their brands to a variety of consumers without having to partner with multiple content providers. AOL’s unique visitor numbers also include unique visitors attributable to co-branded websites owned by third parties for which certain criteria have been met, including that the Internet traffic has been assigned to us.

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

In 2009, Media Metrix announced the availability of an alternate methodology (currently referred to as “panel-centric unified” or “Media Metrix 360”) to estimate unique visitors, in order to provide a more accurate count of a website’s audience, and has continued to refine this methodology. We adopted this alternate

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

methodology for our average monthly unique visitors to AOL Properties and AOL Media starting in December 2009 and going forward. As a result, our average monthly unique visitors to AOL Properties and AOL Media based on Media Metrix 360 will not be comparable to the data under the previous panel-only methodology. For comparison purposes, domestic average monthly unique visitors to AOL Properties and AOL Media are reported under both the Media Metrix 360 and panel-only methodology for the three and six months ended June 30, 2010.

The following table presents our unique visitor metrics for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Domestic average monthly unique visitors to AOL Properties (Media Metrix 360)	112	NA	112	NA
Domestic average monthly unique visitors to AOL Properties (Panel- only methodology)	103	107	102	107

Domestic average monthly unique visitors to AOL Media (Media Metrix 360)	82	NA	84	NA
Domestic average monthly unique visitors to AOL Media (Panel-only methodology)	74	76	74	73

Domestic average monthly unique visitors to AOL Advertising Network	184	176	185	175

Recent Developments

Acquisition of StudioNow

On January 22, 2010, we completed the acquisition of StudioNow, Inc. (“StudioNow”), a provider of a proprietary digital platform that allows clients to create, produce, manage and distribute professional quality videos at scale, for a purchase price of $32.1 million (excluding $3.1 million due two years after the closing date and contingent on the future service of certain StudioNow employees). $14.1 million of the consideration was paid through the issuance of 594,749 shares of AOL common stock valued as of the closing date. Of the remaining $18.0 million, $14.0 million was paid in cash at the closing date and $4.0 million reflects the present value of the cash consideration due two years after the closing date. The results of operations of StudioNow from the acquisition date through June 30, 2010 were not material to our consolidated financial statements. See “Note 4” in our accompanying consolidated financial statements for additional information on our acquisition of StudioNow.

Sale of Perfiliate Limited (doing business as buy.at)

On February 26, 2010, we sold buy.at to Digital Window Limited for $16.4 million in net cash. We recorded a pre-tax loss on this sale of $18.7 million, calculated as the excess of the carrying value of the net assets sold (including goodwill allocated to the sale of $12.6 million) over the cash proceeds, net of transaction costs. Due primarily to our conclusions around the likelihood of utilizing a portion of the capital loss deferred tax asset generated by the sale of buy.at, we recorded an income tax benefit on the sale of buy.at of $15.0 million and $26.7 million for the three and six months ended June 30, 2010, respectively. The financial condition, results of operations and cash flows of buy.at have been reflected as discontinued operations for all periods presented. The results of operations of buy.at were not material to our consolidated financial statements. See “Note 4” in our accompanying consolidated financial statements for additional information on our sale of buy.at.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sale of ICQ Operations

On July 8, 2010, we completed the sale of our ICQ operations (“ICQ”) for $187.5 million in cash (subject to working capital adjustments). We expect to record a pre-tax gain on this sale of approximately $120 to $130 million within discontinued operations, a portion of which may be deferred for up to twelve months following the sale related to our obligation to provide certain transition services. ICQ provides online instant messaging services and products, as well as software related to such services and products, primarily to international online consumers. The financial condition, results of operations and cash flows of ICQ have been reflected as discontinued operations for all periods presented. The results of operations of ICQ were not material to our consolidated financial statements.

Sale of Bebo, Inc.

On June 16, 2010, we sold substantially all the assets of Bebo, Inc. (“Bebo”), resulting in a pre-tax loss of $2.2 million. We expect to treat the common stock of Bebo as worthless for U.S. income tax reporting purposes in our 2010 consolidated U.S. federal income tax return. Our current estimated U.S. income tax basis in Bebo is $767.1 million. As a result of the anticipated worthless stock deduction for the common stock of Bebo under U.S. income tax law, and in order to recognize the book and tax basis differences associated with our investment in Bebo, we recorded a deferred tax asset and corresponding income tax benefit of $302.7 million in the second quarter of 2010. See “Note 5” for additional information on the impact of the anticipated worthless stock deduction. Following this transaction, we expect to continue to generate advertising revenues on AOL Properties from customers who previously purchased advertising on Bebo properties and accordingly, under the accounting guidance for presentation of financial statements, the financial condition, results of operations and cash flows of Bebo have not been reflected as discontinued operations in the accompanying consolidated financial statements.

Sale of Digital Marketing Services, Inc.

On June 24, 2010, we completed the sale of Digital Marketing Services, Inc. (DMS), an online sample and specialized research provider, for a net sales price of $3.6 million, which resulted in a pre-tax gain of $2.2 million.

Sale of Investment in Kayak Software Corporation

On July 30, 2010, we entered into an agreement to sell our cost method investment in Kayak Software Corporation for $18.9 million in net cash proceeds. We expect to complete this sale in the third quarter of 2010 and expect to record a pre-tax gain of $17.5 million on this sale.

Restructuring Actions

We are in the midst of a significant restructuring initiative which began late in 2009 and we expect to complete in 2010. We have reduced our total workforce by nearly one-third in connection with this restructuring initiative, prior to hiring new employees in areas of strategic focus. As part of this initiative, we have reduced our cost base in the United Kingdom and have ceased or reduced operations in a number of other countries. In the first half of 2010, we reduced operations in France and Germany. We are continuing to operate certain French and German web properties and sell display advertising, leveraging our centralized European infrastructure; however, we expect advertising revenues generated in those countries to continue to decline in the near term.

In connection with this restructuring initiative, we incurred $11.1 million and $34.5 million of restructuring expense during the three and six months ended June 30, 2010, respectively, and expect to incur additional

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

restructuring costs of up to $15.0 million during the remainder of 2010. As a result of ceasing operations in various international countries and shutting down legal entities in certain countries where we operate, we incurred a non-cash loss of $1.0 million and $2.1 million, respectively, for the three and six months ended June 30, 2010 related to the recognition of a portion of our cumulative foreign currency translation adjustments previously recognized in other comprehensive income. The potential impact of ceasing operations in certain international locations and shutting down legal entities may result in significant additional non-cash losses related to the recognition in our statement of operations of certain of our cumulative foreign currency translation adjustments previously recognized in other comprehensive income. As we continue to refine and optimize our assets and operations, we may identify additional restructuring actions separate and apart from the restructuring initiative which began in late 2009. If additional restructuring actions are identified, we would incur additional restructuring costs.

Goodwill Impairment Charge

During the three months ended June 30, 2010, we entered into an agreement to sell our ICQ operations and we completed the sale of substantially all of our assets of Bebo. In addition, subsequent to our announcement on April 28, 2010 of our financial results for the three months ended March 31, 2010, we experienced a significant decline in our stock price, and our stock price continued to trend lower through June 30, 2010. Our net assets also increased significantly during the three months ended June 30, 2010 due to cash generated from operations and the $302.7 million deferred tax asset associated with the anticipated Bebo worthless stock deduction. Based on these events, we concluded that it was more likely than not that the fair value of our single reporting unit was less than its carrying amount. As such, we performed a goodwill impairment test as of June 30, 2010.

Based on our interim impairment analysis, we have determined that, as of June 30, 2010 the carrying value of our goodwill was impaired and, accordingly, recorded a goodwill impairment charge of $1,414.4 million for the three months ended June 30, 2010 to write goodwill down to its implied fair value. See “Note 3” in our accompanying consolidated financial statements for additional information.

Results of Operations

The results of operations for the three and six months ended June 30, 2009 have been recast so that the basis of presentation is consistent with that of the results of operations for the three and six months ended June 30, 2010. This recast reflects the financial condition, results of operations and cash flows of buy.at and ICQ as discontinued operations for all periods presented.

Recent Accounting Standards

See “Note 1” in our accompanying consolidated financial statements for a discussion of recent accounting standards.

Consolidated Results

The following table presents our revenues, by revenue type, for the periods presented (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Revenues:
Advertising	$296.9	$407.2	(27)%	$642.7	$838.9	(23)%
Subscription	260.2	355.7	(27)%	542.9	749.2	(28)%
Other	27.0	28.6	(6)%	53.7	58.7	(9)%

Total revenues	$584.1	$791.5	(26)%	$1,239.3	$1,646.8	(25)%

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents our revenues, by revenue type, as a percentage of total revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Advertising	51%	51%	52%	51%
Subscription	45	45	44	45
Other	4	4	4	4

Total revenues	100%	100%	100%	100%

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

Advertising revenues on AOL Properties and the Third Party Network for the three and six months ended June 30, 2010 and 2009 are as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
AOL Properties:
Display	$120.4	$138.6	(13)%	$243.7	$280.3	(13)%
Search and Contextual	105.8	146.7	(28)%	220.3	306.4	(28)%

Total AOL Properties	226.2	285.3	(21)%	464.0	586.7	(21)%
Third Party Network	70.7	121.9	(42)%	178.7	252.2	(29)%

Total advertising revenues	$296.9	$407.2	(27)%	$642.7	$838.9	(23)%

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Advertising revenue declined $110.3 million and $196.2 million for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. Of this decline, approximately $70 million and $115 million, respectively, for the three and six months ended June 30, 2010 related to AOL-implemented initiatives to wind down or shut down certain products and shut down or reduce operations internationally. The most significant impact from these initiatives drove declines in Third Party Network revenue of $49.1 million and $77.2 million for the three and six months ended June 30, 2010, respectively, associated with European shutdowns and de-emphasis of the typically low margin search engine campaign management and lead generation affiliate products. In addition, we experienced declines in search and contextual revenue of $11.2 million and $24.9 million for the three and six months ended June 30, 2010, respectively, primarily due to the de-emphasis of our contextual products and fewer queries in Germany and France. International display revenues declined by $10.3 million and $13.7 million for the three and six months ended June 30, 2010, respectively, related to our reduced operations in Germany and France and continued declines from Bebo.

Separate from the above, advertising revenue reflects further declines in search and contextual and display revenue. Search and contextual revenue for the three and six months ended June 30, 2010, declined $29.7 million and $61.2 million, respectively, as compared to the same periods in 2009. These declines include $22.2 million and 48.4 million for the three and six months ended June 30, 2010, respectively, which reflect the impact of fewer domestic search queries related primarily to a 25% year-over-year decrease in domestic AOL-brand access subscribers, as well as lower traffic on certain AOL Properties. The search and contextual revenue declines also include $7.5 million and $12.8 million for the three and six months ended June 30, 2010, respectively, due to fewer queries in various countries including the United Kingdom. Domestic display revenue declines of $7.9 million and $19.7 million for the three and six months ended June 30, 2010, respectively, were due to the impact of less AOL Properties inventory monetized through the Third Party Network, resulting primarily from our efforts to improve the user experience.

For all periods presented in this Quarterly Report, we have had a contractual relationship with Google whereby we generate revenues through paid text-based search and contextual advertising on AOL Properties provided by Google, which represent a significant percentage of the advertising revenues generated by AOL Properties. For the three and six months ended June 30, 2010, the revenues associated with the Google relationship (substantially all of which were search and contextual revenues generated on AOL Properties) were $98.5 million and $209.0 million, respectively, as compared to the three and six months ended June 30, 2009, where such revenues were $132.5 million and $274.9 million, respectively.

We expect that our advertising revenues on both AOL Properties and the Third Party Network will continue to decline significantly for the remainder of 2010 as compared to the same periods in 2009. We believe that advertising revenues generated on AOL Properties will be negatively impacted by the restructuring of our advertising organization, the decline in our domestic AOL-brand access subscribers, particularly as it relates to search and contextual revenues, and the decline in international operations due to ceasing or reducing operations in a number of countries. Visibility into advertising revenue for the remainder of 2010 is limited due to the impact of the restructuring of our advertising organization, mentioned above, and the fact that many advertising agreements are executed during the quarter that the advertising is displayed. Finally, we expect our Third Party Network revenues will be negatively impacted for the remainder of 2010 by the international reductions and closures previously discussed as well as the de-emphasis of our search engine campaign management and lead generation affiliate products, which are discussed in “Overview—Our Business—Third Party Network” above.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Subscription Revenues

Subscription revenues declined 27% and 28% for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. The decline was due to an approximate 25% decrease in the number of domestic AOL-brand access subscribers between June 30, 2009 and June 30, 2010 (which is discussed further in “Overview—Our Business—AOL Properties”).

The number of domestic AOL-brand access subscribers was 4.4 million and 5.8 million at June 30, 2010 and June 30, 2009, respectively. The domestic average monthly revenue per AOL-brand access subscriber (which we refer to in this Quarterly Report as ARPU) was $18.10 and $18.21 for the three and six months ended June 30, 2010, respectively, compared to $18.27 and $18.38 for the three and six months ended June 30, 2009, respectively. We include in our subscriber numbers individuals, households and entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL access service. Individuals who have registered for our free offerings, including subscribers who have migrated from paid subscription plans, are not included in the AOL-brand access subscriber numbers presented above. Subscribers to our subscription access service contribute to our ability to generate advertising revenues.

Other Revenues

Other revenues consist primarily of fees associated with our mobile e-mail and instant messaging functionality from mobile carriers, licensing revenues from third-party customers from MapQuest’s business-to-business services and licensing revenues from licensing our proprietary ad serving technology to third parties through our subsidiary, ADTECH AG. In addition, other revenues include amounts associated with hosting certain Time Warner websites on our servers as part of the transition services provided to Time Warner.

Other revenues decreased 6% and 9% for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, respectively, due to reduced monetization of mobile revenues of $2.5 million and $11.6 million, respectively, and a decline in licensing revenues from MapQuest’s business-to-business services of $1.9 million and $3.7 million, respectively. These declines were partially offset by increases in third party web hosting revenues of $2.7 million and $4.2 million, respectively, for the three and six months ended June 30, 2010, and for the six months ended June 30, 2010, an increase due to the timing of fees earned from mobile carriers of $4.5 million.

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

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Costs and Expenses

The following table represents our operating costs and expenses as a percentage of revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating costs and expenses:
Costs of revenues	57%	58%	56%	57%
Selling, general and administrative	22	16	21	16
Amortization of intangible assets	6	4	8	4
Amounts related to securities litigation and government investigations, net of recoveries	-	1	-	1
Restructuring costs	2	2	3	4

Subtotal of operating costs and expenses before goodwill impairment charge	87%	81%	88%	82%

Goodwill impairment charge	242	-	114	-

Total operating costs and expenses	329%	81%	202%	82%

The following table presents our operating costs and expenses for the periods presented (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Costs of revenues	$333.3	$460.9	(28)%	$695.8	$942.6	(26)%
Selling, general and administrative	126.1	122.4	3%	257.4	258.4	(0)%
Amortization of intangible assets	35.7	33.3	7%	97.9	68.1	44%
Amounts related to securities litigation and government investigations, net of recoveries	-	6.8	(100)%	-	14.2	(100)%
Restructuring costs	11.1	14.4	(23)%	34.5	72.7	(53)%
Goodwill impairment charge	1,414.4	-	NM	1,414.4	-	NM

NM = not meaningful

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

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Costs of revenues decreased $127.6 million and $246.8 million, respectively, for the three and six months ended June 30, 2010, as compared to the same periods in 2009. The primary drivers of the decrease in costs of revenues were decreases in TAC, network-related costs and personnel costs. TAC decreased by $65.3 million and $109.0 million, respectively, for the three and six months ended June 30, 2010, as compared to the same periods in 2009. TAC was impacted by the decrease in advertising revenues, which drove a decline of $40.9 million and $65.6 million, respectively, primarily due to variable revenue share payments to our publishing partners, for the three and six months ended June 30, 2010, as compared to the same periods in 2009. In addition, there were declines from a significant product distribution agreement, whereby payments previously were based on the number of personal computers shipped. Under the agreement, which was amended during the first quarter of 2010, new distributions have ceased and payments will be based on a percentage of the advertising revenue we earn on the associated co-branded website. As a result, TAC associated with this agreement declined by $21.2 million and $42.6 million, respectively, for the three and six months ended June 30, 2010, as compared to the same periods in 2009. Personnel costs, including salaries and bonuses, declined by $40.6 million and $82.0 million, respectively, for the three and six months ended June 30, 2010, as compared to the same periods in 2009, due to reduced headcount as a result of our 2009 restructuring initiatives. Network-related costs declined by $20.7 million and $45.1 million, respectively, for the three and six months ended June 30, 2010, as compared to the same periods in 2009, due to declines in depreciation expense on network equipment including the impact of accelerated depreciation on certain network assets in 2009 as a result of our reevaluation of the useful lives of those assets and declines in narrowband network and other network-related costs, partially due to the decline in domestic AOL-brand access subscribers.

Selling, General and Administrative

Selling, general and administrative expenses increased $3.7 million for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, due to an increase in marketing costs of $4.0 million primarily associated with our rebranding efforts and an increase in external legal and consulting costs of $3.3 million primarily associated with our evaluation of strategic alternatives for ICQ and Bebo, partially offset by declines in personnel costs of $4.6 million. Personnel cost declines were due to reduced headcount of $13.4 million as a result of our 2009 restructuring initiatives, partially offset by an increase in equity-based compensation expense of $5.3 million and an increase in recruiting expenses of $2.1 million.

Selling, general and administrative expenses decreased $1.0 million for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, due to declines in personnel costs of $13.0 million offset by an increase in marketing costs of $5.5 million primarily associated with our rebranding efforts and an increase in external legal and consulting costs of $5.5 million primarily associated with our evaluation of strategic alternatives for ICQ and Bebo. The decline in personnel costs was due to reduced headcount of $23.9 million as a result of our 2009 restructuring initiatives, partially offset by an increase in equity-based compensation expense of $10.3 million.

Amortization of Intangible Assets

Amortization of intangible assets results primarily from acquired intangible assets including technology, customer relationships and trade names. Amortization of intangible assets increased $2.4 million and $29.8 million for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009, due to our reevaluation of the useful lives of certain intangible assets in the fourth quarter of 2009 in connection with our restructuring initiatives, which resulted in incremental amortization expense of $7.1 million and $40.0 million for the three and six months ended June 30, 2010, respectively. The increase was partially offset by a decline due to certain intangible assets becoming fully amortized in 2009.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Amounts Related to Securities Litigation and Government Investigations, Net of Recoveries

Amounts related to securities litigation and government investigations, net of recoveries consist of legal settlement costs and legal and other professional fees incurred by Time Warner prior to the spin-off related to the defense of various securities lawsuits involving us or our or Time Warner’s present or former officers and employees. While these amounts were historically incurred by Time Warner and reflected in Time Warner’s financial results, they have been reflected as an expense and a corresponding additional capital contribution by Time Warner in our consolidated financial statements for the periods when we were a wholly-owned subsidiary of Time Warner because they involve us. We recognized $6.8 million and $14.2 million of expense related to these matters, respectively, for the three and six months ended June 30, 2009. Following the spin-off, these costs continue to be incurred by Time Warner to the extent that proceeds from a settlement with insurers are available to pay those costs, and thereafter AOL has an obligation to indemnify Time Warner for such costs to the extent they are associated with present or former officers and employees of AOL. We do not view our remaining potential obligation related to this matter to be material.

Restructuring Costs

In connection with our restructuring initiatives, we incurred restructuring costs of $11.1 million and $34.5 million, respectively, for the three and six months ended June 30, 2010 and $14.4 million and $72.7 million, respectively, for the three and six months ended June 30, 2009, related to voluntary and involuntary employee terminations, facility closures and contract termination costs. We expect to incur additional restructuring costs of up to $15.0 million during the remainder of 2010 in connection with the restructuring initiative that began in late 2009.

Goodwill Impairment Charge

During the three months ended June 30, 2010, we entered into an agreement to sell our ICQ operations and we completed the sale of substantially all of our assets of Bebo. In addition, subsequent to our announcement on April 28, 2010 of our financial results for the three months ended March 31, 2010, we experienced a significant decline in our stock price, and our stock price continued to trend lower through June 30, 2010. Our net assets also increased significantly during the three months ended June 30, 2010 due to cash generated from operations and the $302.7 million deferred tax asset associated with the anticipated Bebo worthless stock deduction. Based on these events, we concluded that it was more likely than not that the fair value of our single reporting unit was less than its carrying amount. As such, we performed an interim goodwill impairment test as of June 30, 2010.

Based on our interim impairment analysis, we have determined that, as of June 30, 2010, the carrying value of our goodwill was impaired and, accordingly, we recorded a goodwill impairment charge of $1,414.4 million for the three months ended June 30, 2010 to write goodwill down to its implied fair value. See “Note 3” in our accompanying consolidated financial statements for additional information.

Operating Income (Loss)

Operating loss was $1,336.5 million for the three months ended June 30, 2010, as compared to operating income of $153.7 million during the three months ended June 30, 2009. Operating loss was $1,260.7 million for the six months ended June 30, 2010, as compared to operating income of $290.8 million for the six months ended June 30, 2009. These declines were due to the goodwill impairment charge recorded in the second quarter of 2010 and the decline in revenues, partially offset by decreases in costs of revenues.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Income Statement Amounts

The following table presents our other income statement amounts for the periods presented (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Other income (loss), net	$(4.3)	$5.4	NM	$(7.0)	$2.2	NM
Income tax provision (benefit)	(269.3)	70.8	NM	(234.0)	124.3	NM
Discontinued operations, net of tax	16.5	2.4	NM	13.4	4.5	NM

Other Income (Loss), Net

Other loss, net was $4.3 million for the three months ended June 30, 2010, as compared to other income of $5.4 million for the three months ended June 30, 2009. Other loss, net was $7.0 million for the six months ended June 30, 2010, as compared to other income of $2.2 million for the six months ended June 30, 2009. These changes were due to foreign currency transaction losses and credit facility fees offset by transaction costs incurred in 2009 related to the spin-off.

Income Tax Provision (Benefit)

We recorded a loss from continuing operations before income taxes of $1,340.8 million and $1,267.7 million for the three and six months ended June 30, 2010, respectively. Included in this loss was a goodwill impairment charge of $1,414.4 million, the majority of which is not deductible for income tax purposes. In addition, we recorded an income tax benefit for the three and six months ended June 30, 2010 of $269.3 million and $234.0 million, respectively, of which $302.7 million is related to a deferred tax asset associated with the anticipated Bebo worthless stock deduction. This deferred tax asset is expected to be used to offset our ordinary income and capital gains, which is expected to ultimately result in cash tax savings by offsetting future U.S. federal and state income tax obligations through the anticipated worthless stock deduction. As a result of these items, the effective tax rates for the three and six months ended June 30, 2010 are significantly lower than the statutory U.S. federal income tax rate of 35.0%.

Our effective tax rates for income from continuing operations, including the effect of the deferred tax asset related to the anticipated worthless stock deduction and the goodwill impairment charge, were 20.1% and 18.5% for the three and six months ended June 30, 2010, as compared to 44.5% and 42.4% for the three and six months ended June 30, 2009, respectively. The effective tax rates differed from the statutory U.S. federal income tax rate of 35.0% and the effective tax rate for the three and six months ended June 30, 2009 primarily due to the effect of the anticipated worthless stock deduction and an increase in the U.S. benefit of foreign branch losses, partially offset by the effect of the goodwill impairment charge (the majority of which was non-deductible for income tax purposes).

For the three and six months ended June 30, 2010, we recorded an income tax benefit on discontinued operations of $12.9 million and $23.3 million, respectively. Of these amounts, $15.0 million and $19.8 million for the three and six months ended June 30, 2010, respectively, related to the reversal of a valuation allowance on the capital loss deferred tax asset recorded in connection with the sale of buy.at. We reversed this portion of the valuation allowance because we believe it is more likely than not we will utilize a portion of the capital loss to offset future capital gains. See “Note 4” for additional information on the sale of buy.at and related capital loss deferred tax assets.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discontinued Operations, Net of Tax

The financial results for the three and six months ended June 30, 2010 and 2009 include the impact of reflecting the results of operations, financial condition and cash flows of buy.at and ICQ as discontinued operations. We completed the sale of buy.at on February 26, 2010 and accordingly, the six months ended June 30, 2010 included the loss on the sale as well as the results of buy.at for the period from January 1, 2010 through February 26, 2010. Both the three and six months ended June 30, 2010 include the results of ICQ as it was not sold until July 8, 2010. See “Note 4” in our accompanying consolidated financial statements for more information regarding these divestitures.

Adjusted OIBDA

We use Adjusted OIBDA as a supplemental measure of our performance. We define Adjusted OIBDA as operating income before depreciation and amortization excluding the impact of gains and losses on all disposals of assets (including those recorded in costs of revenues) and non-cash asset impairments. We consider Adjusted OIBDA to be a useful metric for management and investors to evaluate and compare the ongoing operating performance of our business on a consistent basis across reporting periods, as it eliminates the effect of non-cash items such as depreciation of tangible assets, amortization of intangible assets that were primarily recognized in business combinations and asset impairments, as well as the effect of gains and losses on asset sales, which we do not believe are indicative of our core operating performance. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business. Moreover, the Adjusted OIBDA measures do not reflect gains and losses on asset sales or impairment charges related to goodwill, intangible assets and fixed assets. We evaluate the investments in such tangible and intangible assets through other financial measures, such as capital expenditure budgets, investment spending levels and return on capital.

Adjusted OIBDA is defined as a non-GAAP financial measure by the SEC and may be different than similarly-titled non-GAAP financial measures used by other companies. The presentation of this financial information is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with generally accepted accounting principles (GAAP).

The following table presents our reconciliation of Adjusted OIBDA to operating income (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Operating income	$(1,336.5)	$153.7	NM	$(1,260.7)	$290.8	NM
Add: Depreciation	51.6	71.9	(28)%	105.2	140.0	(25)%
Add: Amortization of intangible assets	35.7	33.3	7%	97.9	68.1	44%
Add: Asset impairments	1,415.9	4.3	NM	1,417.3	6.6	NM
Add: Losses/(gains) on asset sales	(0.1)	(0.4)	(75)%	(0.5)	(0.6)	(17)%

Adjusted OIBDA	$166.6	$262.8	(37)%	$359.2	$504.9	(29)%

Adjusted OIBDA declined for the three and six months ended June 30, 2010 as compared to the same periods in 2009 due to the declines in advertising and subscription revenues discussed above, partially offset by lower TAC, network-related costs and personnel costs.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Current Financial Condition

Historically, the cash we generate has been sufficient to fund our working capital, capital expenditure and financing requirements. While our ability to forecast future cash flows is limited, we expect to fund our ongoing working capital, capital expenditure and financing requirements through cash flows from operations. Until its expiration in December 2010, we also have available to us the $250 million senior secured revolving credit facility (the “Revolving Credit Facility”) entered into in connection with the spin-off. See “Principal Debt Obligations” for additional information on the Revolving Credit Facility. While we expect to continue to generate positive cash flows from operations, we expect our cash flows from operations to decline over the next several years principally due to the continued decline in the number of domestic AOL-brand access subscribers as well as a projected decline in search and contextual advertising revenues. Growth in cash flows from operations will only be achieved when, and if, the growth in earnings from our online advertising services more than offsets the continued decline in domestic AOL-brand access subscribers. In order for us to achieve such increase in earnings from advertising services, we believe it will be important to increase our overall volume of display advertising sold, including through our higher-priced channels, and to maintain or increase pricing for advertising. Advertising revenues, however, are more unpredictable and variable than our subscription revenues, and are more likely to be adversely affected during economic downturns, as spending by advertisers tends to be cyclical in line with general economic conditions. If we are unable to successfully implement our strategic plan and grow the earnings generated by our online advertising services, we may need to reassess our cost structure or seek other financing alternatives to fund our business. As part of our ongoing assessment of our business and availability of capital and to enhance our liquidity position, we have divested of certain assets and product lines and may consider divesting of additional assets or product lines.

At June 30, 2010, our cash and equivalents totaled $391.6 million, as compared to $143.3 million at December 31, 2009.

Summary Cash Flow Information

Our cash flows from operations are driven by net income adjusted for non-cash items such as depreciation, amortization, goodwill impairment, equity-based compensation expense and other activities impacting net income such as the gains and losses on the sale of assets or operating subsidiaries. Cash flows from investing activities consist primarily of the cash used in the acquisitions of various businesses as part of our strategy, proceeds received from the sale of assets or operating subsidiaries and cash used for capital expenditures. Cash flows from financing activities prior to the spin-off relate primarily to our distributions of cash to Time Warner as part of our historical cash management and treasury operations and for all periods, payments made on capital lease obligations.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Activities

The following table presents cash provided by continuing operations for the periods presented (in millions):

	Six Months Ended June 30,
	2010	2009
Net income (loss)	$(1,020.3)	$173.2
Less: Discontinued operations, net of tax	13.4	4.5

Net income (loss) from continuing operations	(1,033.7)	168.7
Adjustments for non-cash and non-operating items:
Depreciation and amortization	203.1	208.1
Non-cash asset impairments	1,417.3	6.6
Non-cash equity-based compensation	18.8	7.8
Amounts related to securities litigation and government investigations, net of recoveries	-	14.2
Excess tax benefit on equity-based compensation	(1.5)	-
Deferred income taxes	(418.4)	4.0
All other, net, including working capital changes	125.0	174.9

Cash provided by continuing operations	$310.6	$584.3

Cash provided by continuing operations decreased $273.7 million for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009. Our operating loss was $1,260.7 million for the six months ended June 30, 2010, a decrease of $1,551.5 million as compared to the six months ended June 30, 2009. Excluding the declines in operating income related to the $1,414.4 million non-cash goodwill impairment charge in 2010, operating income decreased by $137.1 million. This decrease in operating income along with the decrease in cash provided by changes in working capital drove the decline in cash provided by continuing operations. The decrease in cash provided by working capital was due primarily to cash payments in 2010 for employee bonus costs and restructuring costs incurred in 2009 and paid in 2010.

Investing Activities

The following table presents cash used by investing activities for the periods presented (in millions):

	Six Months Ended June 30,
	2010	2009
Investments and acquisitions, net of cash acquired	$(24.2)	$(15.7)
Capital expenditures and product development costs	(43.4)	(65.9)
Investment activities from discontinued operations	12.9	(1.7)
Other investment proceeds	4.8	0.7

Cash used by investing activities	$(49.9)	$(82.6)

Cash used by investing activities decreased $32.7 million for the six months ended June 30, 2010, as compared to the same period in 2009, due to the proceeds received in the six months ended June 30, 2010 from the sale of buy.at and a decrease in capital expenditures and product development costs, partially offset by an increase in cash used for acquisitions.

Capital expenditures and product development costs are mainly for the purchase of computer hardware, software, network equipment, furniture, fixtures and other office equipment.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financing Activities

The following table presents cash used by financing activities for the periods presented (in millions):

	Six Months Ended June 30,
	2010	2009
Principal payments on capital leases	$(17.0)	$(14.8)
Net distribution to Time Warner	-	(554.6)
Excess tax benefit on equity-based compensation	1.5	-
Other	-	(10.3)

Cash used by financing activities	$(15.5)	$(579.7)

Cash used by financing activities was $15.5 million for the six months ended June 30, 2010, compared to $579.7 million for the six months ended June 30, 2009. This change was due to the $554.6 million of net cash distributed to Time Warner in the six months ended June 30, 2009, as we swept the majority of our domestic cash to Time Warner prior to the spin-off.

Free Cash Flow

We use Free Cash Flow as a supplemental measure of our performance. We define Free Cash Flow as cash provided by continuing operations, less capital expenditures, product development costs and principal payments on capital leases. We consider Free Cash Flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after capital expenditures, capitalized product development costs and principal payments on capital leases, can be used for strategic opportunities, including investing in our business, making strategic acquisitions, and strengthening the balance sheet. Analysis of Free Cash Flow also facilitates management’s comparisons of our operating results to competitors’ operating results. A limitation on the use of this metric is that Free Cash Flow does not represent the total increase or decrease in cash for the period because it excludes certain non-operating cash flows.

Free Cash Flow is defined as a non-GAAP financial measure by the SEC and may be different than similarly-titled non-GAAP financial measures used by other companies. The presentation of this financial information is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

The following table presents our reconciliation of Free Cash Flow to cash provided by continuing operations (in millions):

	Six Months Ended June 30,
	2010	2009
Cash provided by continuing operations	$310.6	$584.3
Less: Capital expenditures and product development costs	43.4	65.9
Less: Principal payments on capital leases	17.0	14.8

Free Cash Flow	$250.2	$503.6

Free Cash Flow decreased for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. This decrease is due to the decline in cash provided by continuing operations, discussed in “Summary Cash Flow Information—Operating Activities” above, partially offset by reduced capital expenditures and product development costs.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Principal Debt Obligations

On December 9, 2009, in connection with the spin-off, we entered into the Revolving Credit Facility, which we intend to use, as necessary, for general corporate purposes. Time Warner has guaranteed all of our obligations under the Revolving Credit Facility, pursuant to a guarantee dated as of December 9, 2009. The maturity date of the Revolving Credit Facility is December 8, 2010. Loans made under the Revolving Credit Facility will bear interest at a fluctuating rate based on the applicable rating for the senior unsecured long-term debt of Time Warner. From December 9, 2009 (the date of the spin-off) through August 4, 2010, we have not borrowed under the terms of the Revolving Credit Facility. See “Note 5” to our audited consolidated financial statements in our Annual Report for additional information. Given our cash balance at June 30, 2010 and our projected future cash flow from operations, we are in the process of evaluating our financing alternatives upon expiration of our Revolving Credit Facility. See “Item 1A—Risk Factors—Risks Relating to Our Business—We may need to raise additional capital, and we cannot be sure that additional financing will be available” included in our Annual Report.

Customer Credit Risk

Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed-upon contractual payment obligations. Credit risk originates from sales of advertising and subscription access service and is dispersed among many different counterparties. No single customer had a receivable balance at June 30, 2010 greater than 10% of total net receivables. While such uncollectible amounts have historically been within our expectations and related reserve balances, if there is a significant change in uncollectible amounts in the future or the financial condition of our counterparties across various industries or geographies deteriorates, these events could have an adverse impact on our operating results and cash flows.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP, which require management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management considers an accounting policy to be critical if it is important to our financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by our management. Due to the significant judgment involved in selecting certain of the assumptions used in these areas, it is possible that different parties could choose different assumptions and reach different conclusions. Our critical accounting policies relate to: (a) gross versus net revenue recognition; (b) impairment of goodwill; and (c) income taxes. The following discussion is an update to the discussion in our Annual Report regarding our critical accounting policies related to the impairment of goodwill. For additional information about our other critical accounting policies and our significant accounting policies, see “Item 7—MD&A—Critical Accounting Policies” and “Note 1” to our audited consolidated financial statements in our Annual Report.

Impairment of Goodwill

Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired. Such indicators may include a sustained, significant decline in our stock price; a decline in our expected future cash flows; significant disposition activity; a significant adverse change in the economic or business environment; the testing for recoverability of a significant asset group, among others. The occurrence of these indicators could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of our goodwill impairment test, we operate as a single reporting unit. Different judgments relating to the determination of reporting units could significantly affect the testing of goodwill for impairment and the amount of any impairment recognized.

Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of our reporting unit to its carrying amount, including goodwill. If the estimated fair value of our reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of our reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. To measure the amount of impairment loss, if any, we determine the implied fair value of goodwill in the same manner as if our reporting unit were being acquired in a business combination. Specifically, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

During the three months ended June 30, 2010, we entered into an agreement to sell our ICQ operations and we completed the sale of substantially all of our assets of Bebo. In addition, subsequent to our announcement on April 28, 2010 of our financial results for the three months ended March 31, 2010, we experienced a significant decline in our stock price, and our stock price continued to trend lower through June 30, 2010. Based on these events, we determined that it was more likely than not that the fair value of our single reporting unit was less than its carrying amount and accordingly, we performed an interim goodwill impairment test as of June 30, 2010.

The estimated fair value of our reporting unit was determined utilizing a market-based approach, as the primary input in this approach was a quoted market price in an active market. To determine the estimated fair value of our reporting unit, we calculated our market capitalization based on our stock price and adjusted it by a control premium of 25%. The premium used to arrive at a controlling interest equity value was determined based on values observed in recent market transactions. Determining fair value of our reporting unit requires the exercise of significant judgment, primarily related to the premium used to arrive at a controlling interest equity value used in the market-based approach. Significant changes in the estimates and assumptions used in deriving our control premium could materially affect the determination of fair value for our reporting unit which could impact the magnitude of an impairment loss recognized or trigger future impairment. Due to the significant judgments used in deriving our control premium, the fair value of our single reporting unit determined in connection with the goodwill impairment test may not necessarily be indicative of the actual value that would be recognized in any future transaction.

Based on our interim impairment analysis as of June 30, 2010, we have determined that the carrying value of our reporting unit exceeded its fair value. Accordingly, step two of the goodwill impairment test was performed, where we used an independent valuation specialist to assist us in determining the fair value of our individual assets and liabilities in order to perform a “hypothetical purchase price allocation” assuming that the estimated fair value of the reporting unit was the purchase price paid. The implied fair value of goodwill in the hypothetical purchase price allocation was calculated by comparing the estimated fair value of the reporting unit to the aggregate fair value of recorded assets and liabilities and unrecognized identifiable intangible assets. Our unrecognized identifiable intangible assets consisted primarily of subscribers to our access service, advertiser relationships and technology related to our advertising operations, and the fair value of such assets had the effect of increasing the magnitude of our goodwill impairment charge. Determining the fair value of these unrecognized intangible assets in the step two evaluation requires significant judgment, including judgments about appropriate discount rates and our estimated future cash flows, which are subject to change. As a result of our step two evaluation, we recorded a goodwill impairment charge of $1,414.4 million for the three months ended June 30, 2010.

AOL INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010.

AOL INC.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information we are required to disclose in our financial reports is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to senior management, as appropriate, to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010, at a reasonable assurance level.

Changes to Internal Control Over Financial Reporting

We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended June 30, 2010 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(recast)		(recast)
Revenues:
Advertising	$296.9	$407.2	$642.7	$838.9
Subscription	260.2	355.7	542.9	749.2
Other	27.0	28.6	53.7	58.7

Total revenues	584.1	791.5	1,239.3	1,646.8
Costs of revenues	333.3	460.9	695.8	942.6
Selling, general and administrative	126.1	122.4	257.4	258.4
Amortization of intangible assets	35.7	33.3	97.9	68.1
Amounts related to securities litigation and government investigations, net of recoveries	-	6.8	-	14.2
Restructuring costs	11.1	14.4	34.5	72.7
Goodwill impairment charge	1,414.4	-	1,414.4	-

Operating income (loss)	(1,336.5)	153.7	(1,260.7)	290.8
Other income (loss), net	(4.3)	5.4	(7.0)	2.2

Income (loss) from continuing operations before income taxes	(1,340.8)	159.1	(1,267.7)	293.0
Income tax provision (benefit)	(269.3)	70.8	(234.0)	124.3

Income (loss) from continuing operations	(1,071.5)	88.3	(1,033.7)	168.7
Discontinued operations, net of tax	16.5	2.4	13.4	4.5

Net income (loss)	(1,055.0)	90.7	(1,020.3)	173.2
Less: Net loss attributable to noncontrolling interests	-	-	-	0.2

Net income (loss) attributable to AOL Inc.	$(1,055.0)	$90.7	$(1,020.3)	$173.4

Amounts attributable to AOL Inc.:
Income (loss) from continuing operations	$(1,071.5)	$88.3	$(1,033.7)	$168.9
Discontinued operations, net of tax	16.5	2.4	13.4	4.5

Net income (loss) attributable to AOL Inc.	$(1,055.0)	$90.7	$(1,020.3)	$173.4

Per share information attributable to AOL Inc. common stockholders:
Basic and diluted income (loss) per common share from continuing operations	$(10.04)	$0.84	$(9.71)	$1.60
Discontinued operations, net of tax	0.15	0.02	0.13	0.04

Basic and diluted net income (loss) per common share	$(9.89)	$0.86	$(9.58)	$1.64

Shares used in computing basic and diluted income per common share	106.7	105.8	106.5	105.8

See accompanying notes.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	June 30, 2010	December 31, 2009
	(unaudited)	(recast)
Assets
Current assets:
Cash and equivalents	$391.6	$143.3
Accounts receivable, net of allowances of $24.6 and $31.4, respectively	295.2	436.1
Prepaid expenses and other current assets	36.2	33.1
Deferred income taxes	197.6	44.7
Current assets of discontinued operations	8.3	30.2

Total current assets	928.9	687.4
Property and equipment, net	640.2	700.7
Goodwill	702.9	2,119.1
Intangible assets, net	116.2	210.4
Long-term deferred income taxes	415.6	153.9
Long-term assets of discontinued operations	57.7	83.8
Other long-term assets	34.5	24.9

Total assets	$2,896.0	$3,980.2

Liabilities and Equity
Current liabilities:
Accounts payable	$76.6	$100.1
Accrued compensation and benefits	81.6	89.0
Accrued expenses and other current liabilities	399.0	398.9
Deferred revenue	122.7	112.6
Current portion of obligations under capital leases	32.5	32.4
Current liabilities of discontinued operations	3.4	18.4

Total current liabilities	715.8	751.4
Obligations under capital leases	36.5	41.5
Restructuring liabilities	10.6	28.3
Deferred income taxes	1.0	2.4
Long-term liabilities of discontinued operations	22.9	24.3
Other long-term liabilities	74.8	69.4

Total liabilities	861.6	917.3

Commitments and contingencies (See Note 9)
Equity:
Common stock, $0.01 par value, 106.7 million and 105.8 million shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	1.1	1.1
Additional paid-in capital	3,369.3	3,355.5
Accumulated other comprehensive loss, net	(295.3)	(275.1)
Accumulated deficit for the period subsequent to November 2, 2009	(1,040.7)	(20.4)

Total AOL Inc. stockholders’ equity	2,034.4	3,061.1
Noncontrolling interest	-	1.8

Total equity	2,034.4	3,062.9

Total liabilities and equity	$2,896.0	$3,980.2

See accompanying notes.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; In millions)

	Six Months Ended June 30,
	2010	2009
		(recast)
Operations
Net income (loss)	$(1,020.3)	$173.2
Less: Discontinued operations, net of tax	13.4	4.5

Net income (loss) from continuing operations	(1,033.7)	168.7
Adjustments for non-cash and non-operating items:
Depreciation and amortization	203.1	208.1
Asset impairments	1,417.3	6.6
Equity-based compensation	18.8	7.8
Amounts related to securities litigation and government investigations, net of recoveries	-	14.2
Other non-cash adjustments	4.4	9.2
Excess tax benefit on equity-based compensation	(1.5)	-
Deferred income taxes	(418.4)	4.0
Changes in operating assets and liabilities, net of acquisitions	120.6	165.7

Cash provided by continuing operations	310.6	584.3
Cash provided by discontinued operations	10.5	14.1

Cash provided by operations	321.1	598.4

Investing Activities
Investments and acquisitions, net of cash acquired	(24.2)	(15.7)
Capital expenditures and product development costs	(43.4)	(65.9)
Investment activities from discontinued operations	12.9	(1.7)
Other investment proceeds	4.8	0.7

Cash used by investing activities	(49.9)	(82.6)

Financing Activities
Principal payments on capital leases	(17.0)	(14.8)
Net distribution to Time Warner	-	(554.6)
Excess tax benefit on equity-based compensation	1.5	-
Other	-	(10.3)

Cash used by financing activities	(15.5)	(579.7)

Effect of exchange rate changes on cash and equivalents	(6.9)	3.9
Increase (decrease) in cash and equivalents	248.8	(60.0)
Cash and equivalents at beginning of period	147.0	134.7

Cash and equivalents at end of period	395.8	74.7
Less: Cash and equivalents of discontinued operations at end of period	4.2	13.6

Cash and equivalents of continuing operations at end of period	$391.6	$61.1

Supplemental disclosures of cash flow information
Cash paid for interest	$4.4	$1.5

Cash paid for taxes	$1.6	$132.3

See accompanying notes.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EQUITY

Six Months Ended June 30, 2010 and 2009

(Unaudited; In millions)

			Divisional Equity	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non- Controlling Interest	Total Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2008	-	$-	$4,038.6	$-	$(302.4)	$-	$1.5	$3,737.7
Net income	-	-	173.4	-	-	-	(0.2)	173.2
Unrealized gains on derivatives and investments, net of tax	-	-	-	-	(0.6)	-	-	(0.6)
Foreign currency translation adjustments	-	-	-	-	20.4	-	-	20.4

Comprehensive income (loss)	-	-	173.4	-	19.8	-	(0.2)	193.0
Net transactions with Time Warner	-	-	(645.8)	-	-	-	-	(645.8)

Balance at June 30, 2009	-	$-	$3,566.2	$-	$(282.6)	$-	$1.3	$3,284.9

Balance at December 31, 2009	105.8	$1.1	$-	$3,355.5	$(275.1)	$(20.4)	$1.8	$3,062.9
Net loss	-	-	-	-	-	(1,020.3)	-	(1,020.3)
Foreign currency translation adjustments	-	-	-	-	(20.2)	-	-	(20.2)

Comprehensive loss	-	-	-	-	(20.2)	(1,020.3)	-	(1,040.5)
Deconsolidation of non- controlling interest	-	-	-	-	-	-	(1.8)	(1.8)
Spin-off deferred tax adjustment (See Note 6)	-	-	-	(25.9)	-	-	-	(25.9)
Issuance of common stock in connection with acquisitions	0.7	-	-	18.2	-	-	-	18.2
Amounts related to equity-based compensation, including tax benefits	0.2	-	-	20.4	-	-	-	20.4
Other	-	-	-	1.1	-	-	-	1.1

Balance at June 30, 2010	106.7	$1.1	$-	$3,369.3	$(295.3)	$(1,040.7)	$-	$2,034.4

See accompanying notes.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

For a description of the business of AOL Inc. (“AOL” or the “Company”), see “Note 1” to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”).

The Spin-Off

On December 9, 2009, the Company completed its legal and structural separation from Time Warner Inc. (“Time Warner”) via a spin-off (the “spin-off”). In the spin-off, Time Warner shareholders of record as of 5 p.m. on November 27, 2009, the record date for the distribution, received one share of AOL common stock for every eleven shares of Time Warner common stock held. On December 10, 2009, AOL began trading on the New York Stock Exchange as an independent, public company.

Basis of Presentation

Changes in Basis of Presentation

The interim consolidated financial statements for 2009 have been recast so that the basis of presentation is consistent with that of the interim consolidated financial statements for 2010. This recast reflects the financial condition, results of operations and cash flows of Perfiliate Limited (doing business as buy.at) and the Company’s ICQ operations (“ICQ”) as discontinued operations for all periods presented.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Actual results could differ from those estimates. Significant estimates inherent in the preparation of the consolidated financial statements include accounting for asset impairments, reserves established for doubtful accounts, equity-based compensation, depreciation and amortization, business combinations, income taxes, litigation matters and contingencies.

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

Information about Geographical Areas

Revenues in different geographical areas are as follows (in millions):

	Three Months Ended June 30,(a)		Six Months Ended June 30,(a)
	2010	2009	2010	2009
United States	$538.5	$697.9	$1,125.9	$1,456.9

United Kingdom	23.6	37.6	54.4	78.0
Germany	7.5	14.6	21.2	29.3
France	2.8	18.1	14.3	36.4
Canada	9.7	8.6	18.9	16.6
Other international	2.0	14.7	4.6	29.6

Total international	45.6	93.6	113.4	189.9

Total	$584.1	$791.5	$1,239.3	$1,646.8

(a)	Revenues are attributed to countries based on the location of customers.

Recent Accounting Standards

Variable Interest Entities

In June 2009, new guidance was issued which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. In addition, this guidance amends the accounting for variable interest entities to (i) require ongoing assessments of whether an entity is the primary beneficiary of a variable interest entity, (ii) eliminate the quantitative approach for determining the primary beneficiary of a variable interest entity, (iii) amend certain guidance for determining whether an entity is a variable interest entity and (iv) require enhanced disclosures. This guidance became effective for AOL on January 1, 2010 and as a result of applying this guidance, the Company deconsolidated an international joint venture on January 1, 2010. This deconsolidation did not have a material impact on the Company’s consolidated financial statements.

Amendments to Revenue Arrangements with Multiple Deliverables

In October 2009, new guidance was issued related to the accounting for multiple-deliverable revenue arrangements. This new guidance amends the existing guidance for separating consideration in multiple deliverable arrangements and establishes a selling price hierarchy for determining the selling price of a deliverable. This new guidance will become effective for AOL on January 1, 2011 with earlier application permitted, provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently evaluating the impact that the adoption of this new guidance will have on the Company’s revenue recognition policies and results of operations.

NOTE 2—INCOME PER COMMON SHARE

Basic income per common share is calculated by dividing net income attributable to AOL common stockholders by the weighted average number of shares of common stock issued and outstanding during the reporting period. Diluted income per common share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The dilutive effect of outstanding equity-based compensation awards is reflected in diluted income per common share by application of the treasury stock method, only in periods in which such effect would have been dilutive on income from continuing operations. For the three and six months ended June 30, 2010, the Company had 5.6 million and 5.1 million, respectively, of weighted-average potentially dilutive common shares that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive for those periods.

On November 2, 2009, the Company converted from AOL Holdings LLC, a limited liability company wholly owned by Time Warner, to AOL Inc., a corporation wholly owned by Time Warner. On the distribution date of December 9, 2009, 105.8 million shares of $0.01 par value AOL common stock were distributed to Time Warner shareholders of record as of 5 p.m. on November 27, 2009. This share amount is being utilized for the calculation of basic and diluted income per common share for the three and six months ended June 30, 2009 as no common stock of the Company existed prior to November 2, 2009 and no dilutive securities of the Company were outstanding during the three and six months ended June 30, 2009.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table is a reconciliation of basic and diluted income per common share from continuing operations (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss) attributable to AOL Inc. common stockholders	$(1,055.0)	$90.7	$(1,020.3)	$173.4

Shares used in computing basic and diluted income per common share	106.7	105.8	106.5	105.8

Basic and diluted net income (loss) per common share	$(9.89)	$0.86	$(9.58)	$1.64

NOTE 3—GOODWILL

A summary of changes in the Company’s goodwill during the six months ended June 30, 2010 is as follows (in millions):

	Gross Goodwill	Impairments	Net Goodwill
December 31, 2009	$36,329.8	$(34,210.7)	$2,119.1
Acquisitions, dispositions and adjustments	22.0	-	22.0
Impairments	-	(1,414.4)	(1,414.4)
Translation and other adjustments	(23.8)	-	(23.8)

June 30, 2010	$36,328.0	$(35,625.1)	$702.9

Interim Impairment Testing of Goodwill

As discussed in more detail in “Note 1” to the Company’s audited consolidated financial statements included in the Annual Report, goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired. In connection with the annual goodwill impairment analysis performed during the fourth quarter of 2009, the Company determined that the fair value of its sole reporting unit exceeded its book value, and therefore no goodwill impairment charge was recorded in 2009. During the first quarter of 2010, the Company concluded that no events or changes in circumstances had occurred that indicated goodwill was more likely than not impaired.

During the three months ended June 30, 2010, the Company entered into an agreement to sell its ICQ operations and the Company completed the sale of substantially all of its assets of Bebo. In addition, subsequent to the Company’s announcement on April 28, 2010 of its financial results for the three months ended March 31, 2010, the Company experienced a significant decline in its stock price, and the Company’s stock price continued to trend lower. As of June 30, 2010, the Company’s stock price had declined 26% from its closing stock price on April 27, 2010. The Company determined that these events occurring in the second quarter of 2010 constituted substantive changes in circumstances that would more likely than not reduce the fair value of the Company’s single reporting unit below its carrying amount. Accordingly, the Company tested its goodwill for impairment as of June 30, 2010 (the “interim testing date”).

In determining the fair value of the Company’s sole reporting unit for the interim impairment analysis, the Company used a market-based approach as the primary input in this approach was a quoted market price in an active market. To determine the estimated fair value of the Company’s sole reporting unit, the Company calculated its market capitalization

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

based on its stock price and adjusted it by a control premium of 25%. The premium used to arrive at a controlling interest equity value was determined based on values observed in recent market transactions. Based on the Company’s interim impairment analysis as of June 30, 2010, the carrying value of the Company’s single reporting unit exceeded its fair value. Accordingly, step two of the goodwill impairment test was performed. In performing step two of the goodwill impairment test, the Company utilized significant unobservable inputs, including the control premium and the valuation of the Company’s unrecognized intangible assets, which overall causes the determination of the implied fair value of goodwill to fall within level three of the GAAP fair value hierarchy. As a result of the step two evaluation, the Company recorded a goodwill impairment charge of $1,414.4 million for the three months ended June 30, 2010.

NOTE 4—BUSINESS ACQUISITIONS, DISPOSITIONS AND OTHER SIGNIFICANT TRANSACTIONS

Acquisition of StudioNow, Inc.

On January 22, 2010, the Company completed the acquisition of StudioNow, Inc. (“StudioNow”), a provider of a proprietary digital platform that allows clients to create, produce, manage and distribute professional quality videos at scale, for a purchase price of $32.1 million (excluding $3.1 million due two years after the closing date and contingent on the future service of certain StudioNow employees). $14.1 million of the total consideration was paid through the issuance of 594,749 shares of AOL common stock valued as of the closing date. Of the remaining $18.0 million, $14.0 million was paid in cash at the closing date and $4.0 million reflects the present value of the cash consideration due two years after the closing date. The $3.1 million payment contingent on the future service of certain StudioNow employees is not included in the purchase price allocation and is being recognized as compensation expense on a straight-line basis over the two-year requisite service period.

This business was acquired to attract and engage more Internet users and drive high volumes of video content production through StudioNow’s platform, which, along with market conditions at the time of acquisition, contributed to a purchase price that resulted in the allocation of a significant portion of the purchase price to goodwill. AOL recognized $26.7 million of goodwill (which is not deductible for tax purposes) and $4.3 million of intangible assets related to this acquisition. The results of operations of StudioNow from the acquisition date through June 30, 2010 were not material to the Company’s consolidated financial statements.

Sale of buy.at

On February 26, 2010, the Company sold buy.at to Digital Window Limited for $16.4 million in net cash. The Company recorded a pre-tax loss on this sale of $18.7 million, calculated as the excess of the carrying value of the net assets sold (including goodwill allocated to the sale of $12.6 million) over the cash proceeds, net of transaction costs. Due primarily to the Company’s conclusions around the likelihood of utilizing a portion of the capital loss deferred tax asset generated by the sale of buy.at, the Company recorded an income tax benefit on the sale of buy.at of $15.0 million and $26.7 million for three and six months ended June 30, 2010, respectively. The financial condition, results of operations and cash flows of buy.at have been reflected as discontinued operations for all periods presented. The results of operations of buy.at were not material to the Company’s consolidated financial statements.

As discussed above, the sale of buy.at generated a capital loss deferred tax asset in the United States of $65.9 million; however, significant uncertainty existed regarding the future realization of the majority of this deferred tax asset. As of March 31, 2010, the Company recorded a valuation allowance of $61.1 million associated with this deferred tax asset. As a result of the Company’s disposition activity in the second quarter of 2010, management determined that an additional $15.0 million of this deferred tax asset is more likely than not to be realized. Accordingly, the results of discontinued operations for the three months ended June 30, 2010 included an income tax benefit of $15.0 million related to the reversal of a portion of the valuation allowance

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

against this asset. As of June 30, 2010, the valuation allowance associated with this deferred tax asset was $46.1 million. If in the future the Company believes that it is more likely than not that all or an additional portion of this deferred tax asset will be realized, a further reduction in the valuation allowance will be recognized in the statement of operations.

Sale of ICQ Operations

On July 8, 2010, the Company completed the sale of its ICQ operations (“ICQ”) for $187.5 million in cash (subject to working capital adjustments). The Company expects to record a pre-tax gain on this sale of approximately $120 to $130 million within discontinued operations, a portion of which may be deferred for up to twelve months following the sale related to the Company’s obligation to provide certain transition services. ICQ provides online instant messaging services and products, as well as software related to such services and products, primarily to international online consumers. The financial condition, results of operations and cash flows of ICQ have been reflected as discontinued operations for all periods presented. The results of operations of ICQ were not material to the Company’s consolidated financial statements.

Summary of Discontinued Operations

Discontinued operations for the three and six months ended June 30, 2010 and 2009 reflect the financial condition, results of operations and cash flows of buy.at and ICQ. The six months ended June 30, 2010 included the results of operations of buy.at for the period from January 1, 2010 through the sale date of February 26, 2010, the loss on the sale of buy.at and the income tax benefit associated with the capital loss deferred tax asset generated by the buy.at sale. Both the three and six months ended June 30, 2010 included the results of operations of ICQ as it was not sold until July 8, 2010. Financial data for discontinued operations for the three and six months ended June 30, 2010 and 2009 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total revenues	$8.1	$12.2	$19.2	$24.1
Pre-tax income (before loss on sale of business)	4.6	4.9	8.8	9.5
Loss on sale of business	(1.0)	-	(18.7)	-
Income tax (provision) benefit	12.9	(2.5)	23.3	(5.0)
Net income attributable to AOL Inc.	16.5	2.4	13.4	4.5

Long-term assets of discontinued operations include goodwill of approximately $52.5 million and $65.1 million as of June 30, 2010 and December 31, 2009, respectively, allocated based on the estimated fair values of the discontinued operations relative to the estimated fair value of AOL’s sole reporting unit.

Sale of Bebo, Inc.

On June 16, 2010, the Company sold substantially all the assets of Bebo, Inc. (“Bebo”), resulting in a pre-tax loss of approximately $2.2 million. The Company expects to treat the common stock of Bebo as worthless for U.S. income tax reporting purposes in its 2010 consolidated U.S. federal income tax return. The Company’s current estimated U.S. income tax basis in Bebo is $767.1 million. As a result of the anticipated worthless stock deduction for the common stock of Bebo under U.S. income tax law, and in order to recognize the book and tax basis differences associated with its investment in Bebo, the Company recorded a deferred tax asset and corresponding income tax benefit of $302.7 million in the second quarter of 2010. Following this transaction, the Company expects to continue to generate advertising revenues on AOL Properties from customers who previously purchased advertising on Bebo properties and accordingly, under the accounting

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

guidance for presentation of financial statements, the financial condition, results of operations and cash flows of Bebo have not been reflected as discontinued operations.

Sale of Investment in Kayak Software Corporation

On July 30, 2010, the Company entered into an agreement to sell its cost method investment in Kayak Software Corporation for $18.9 million in net cash proceeds. The Company expects to complete this sale in the third quarter of 2010 and expects to record a pre-tax gain of $17.5 million on this sale.

NOTE 5—INCOME TAXES

The Company recorded a loss from continuing operations before income taxes of $1,340.8 million and $1,267.7 million for the three and six months ended June 30, 2010, respectively. Included in this loss was a goodwill impairment charge of $1,414.4 million, the majority of which is not deductible for income tax purposes. In addition, the Company recorded an income tax benefit for the three and six months ended June 30, 2010 of $269.3 million and $234.0 million, respectively, of which $302.7 million is related to a deferred tax asset associated with the anticipated Bebo worthless stock deduction. This deferred tax asset is expected to be used to offset future ordinary income and capital gains of the Company, which is expected to ultimately result in cash tax savings by offsetting future U.S. federal and state income tax obligations through the anticipated worthless stock deduction. As a result of these items, the effective tax rates for the three and six months ended June 30, 2010 are significantly lower than the statutory U.S. federal income tax rate of 35.0%.

The Company’s effective tax rates for income from continuing operations, including the effect of the deferred tax asset related to the anticipated worthless stock deduction and the goodwill impairment charge, were 20.1% and 18.5% for the three and six months ended June 30, 2010, as compared to 44.5% and 42.4% for the three and six months ended June 30, 2009, respectively. The effective tax rates differed from the statutory U.S. federal income tax rate of 35.0% and the effective tax rate for the three and six months ended June 30, 2009 primarily due to the effect of the anticipated worthless stock deduction and an increase in the U.S. benefit of foreign branch losses, partially offset by the effect of the goodwill impairment charge (the majority of which was non-deductible for income tax purposes).

For the three and six months ended June 30, 2010, the Company recorded an income tax benefit on discontinued operations of $12.9 million and $23.3 million, respectively. Of these amounts, $15.0 million and $19.8 million for the three and six months ended June 30, 2010, respectively, related to the reversal of a valuation allowance on the capital loss deferred tax asset recorded in connection with the sale of buy.at. The Company reversed this portion of the valuation allowance because it believes it is more likely than not it will utilize a portion of the capital loss to offset future capital gains. See “Note 4” for additional information on the sale of buy.at and related capital loss deferred tax assets.

NOTE 6—STOCKHOLDERS’ EQUITY

As of June 30, 2010, 106.7 million shares of common stock were issued and outstanding. No dividends were declared or paid for the three and six months ended June 30, 2010.

On January 22, 2010, the Company issued 594,749 shares of AOL common stock as consideration for the acquisition of StudioNow, Inc. On January 29, 2010, the Company issued 173,078 shares of AOL common stock to Polar Capital Group, LLC, in partial satisfaction of its contractual obligation to return the CEO’s initial investment of approximately $4.5 million in Patch Media Corporation (“Patch”), which arose from its acquisition of Patch on June 10, 2009. On July 16, 2010, the Company issued 21,779 shares of AOL common stock to Polar

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Capital Group, LLC, in final satisfaction of the Company’s contractual obligation to return the CEO’s initial investment in Patch.

Under the terms of the Company’s tax matters agreement with Time Warner, amounts payable or receivable to Time Warner prior to the spin-off were reflected as adjustments to divisional equity. In the first quarter of 2010, the Company adjusted its deferred tax assets and its estimated amount payable to Time Warner for taxes prior to the spin-off and this adjustment resulted in a $25.9 million reduction to additional paid-in capital.

NOTE 7—EQUITY-BASED COMPENSATION

Pursuant to the Company’s 2010 Stock Incentive Plan, or “2010 SIP”, stock options are granted to employees, advisors and non-employee directors of AOL with exercise prices equal to the quoted market value of the common stock at the date of grant. Generally, the stock options vest ratably over a four year vesting period and expire ten years from the date of grant. Certain stock option awards provide for accelerated vesting upon an election to retire after reaching a specified age and years of service, as well as certain additional circumstances for non-employee directors.

Also pursuant to the 2010 SIP, AOL may also grant shares of common stock or restricted stock units (RSUs) to its employees, advisors and non-employee directors, which generally vest ratably over a four year period from the date of grant. Holders of restricted stock and RSU awards are generally entitled to receive regular cash dividends or dividend equivalents, respectively, if paid by the Company during the period of time that the restricted stock or RSU awards are unvested.

The Company is authorized to grant equity awards to employees covering an aggregate of 16.6 million shares of AOL common stock under the 2010 SIP, of which up to 7.8 million awards may be issued in the form of full-value awards, such as restricted stock or RSUs. Amounts available for issuance pursuant to grants under the 2010 SIP will change over time based on such activities as the conversion of equity awards into common stock, the forfeiture of equity awards and the cancellation of equity awards, among other activities.

Upon the (i) exercise of a stock option award, (ii) vesting of a RSU or (iii) grant of restricted stock, shares of AOL common stock are issued from authorized but unissued shares or from treasury stock. At both June 30, 2010 and December 31, 2009, the Company did not have any shares of treasury stock.

Equity-Based Compensation Expense

Compensation expense recognized by AOL related to its equity-based compensation plan and for its participation in Time Warner’s equity-based compensation plans, prior to the spin-off, is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock options	$4.4	$(0.3)	$8.5	$2.5
RSUs and performance stock units (PSUs)(a)	4.7	2.0	10.3	5.3

Total equity-based compensation expense	$9.1	$1.7	$18.8	$7.8

Tax benefit recognized	$3.6	$0.9	$7.5	$3.4

(a)	AOL has only granted RSUs to employees. Prior to the spin-off, Time Warner granted RSUs and PSUs to AOL employees.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2010, total unrecognized compensation cost related to unvested AOL stock option awards, without taking into account expected forfeitures, was $43.7 million and is expected to be recognized over a weighted-average period of approximately 3.0 years. Total unrecognized compensation cost as of June 30, 2010 related to unvested RSUs, without taking into account expected forfeitures, was $73.7 million and is expected to be recognized over a weighted-average period of approximately 3.4 years.

Stock Options

The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value AOL stock options at their grant date:

Six Months Ended June 30, 2010
Expected volatility	37.7%
Expected term to exercise from grant date	5.38 years
Risk-free rate	2.6%
Expected dividend yield	0%

NOTE 8—RESTRUCTURING COSTS

In connection with the Company’s restructuring initiatives, the Company incurred $11.1 million and $34.5 million in restructuring costs for the three and six months ended June 30, 2010, respectively, and incurred $14.4 million and $72.7 million in restructuring costs for the three and six months ended June 30, 2009, respectively, to better align its organizational structure and costs with its strategy. These costs related to voluntary and involuntary employee terminations, facility closures and contract termination costs. Employee termination costs were attributable to terminations of employees ranging from senior executives to line personnel. The Company expects to incur additional restructuring costs of up to $15.0 million during the remainder of 2010 in connection with these initiatives.

A summary of AOL’s restructuring activity for the three and six months ended June 30, 2010 is as follows (in millions):

	Employee Terminations	Other Exit Costs	Total
Liability at December 31, 2009	$108.1	$28.3	$136.4
Net accruals	20.6	13.9	34.5
Foreign currency translation and other adjustments	(8.0)	(0.1)	(8.1)
Cash paid	(77.5)	(12.2)	(89.7)

Liability at June 30, 2010	$43.2	$29.9	$73.1

At June 30, 2010, of the remaining liability of $73.1 million, $62.5 million was classified as a current liability within accrued expenses and other current liabilities, with the remaining $10.6 million classified as a long-term liability in the consolidated balance sheet. Amounts classified as long-term are expected to be paid through 2014.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—COMMITMENTS AND CONTINGENCIES

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

The parties to all of the Community Leader-related lawsuits have agreed to settle the lawsuits on terms that did not result in a material incremental expense or material payment by the Company in 2009. The court granted final approval of the settlement on May 20, 2010. The Company does not expect to make any additional payments related to this matter.

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

In February 2007, the District Court dismissed the action without prejudice. The plaintiffs then appealed this decision to the Ninth Circuit. On January 16, 2009, the Ninth Circuit held that AOL LLC’s Terms of Service violated California public policy as to any California plaintiffs in the putative class, as it did not allow for them to fully exercise their rights. The Ninth Circuit reversed and remanded to the District Court for further proceedings. On April 24, 2009, AOL LLC filed a motion to implement the Ninth Circuit’s mandate. On July 6, 2009, the District Court found that the plaintiffs’ claims for unjust enrichment and public disclosure of private facts were subject to the forum selection clause in the Terms of Service and thus could not be pursued in that court. On October 27, 2009, plaintiffs filed a motion for class certification and two additional named individuals filed a motion to intervene as plaintiffs in the matter. Also on October 27, 2009, AOL LLC filed its reply brief

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

with regard to its 12(c) Motion for Judgment on the Pleadings. On February 2, 2010, the Court issued an Order granting AOL’s motion to implement the mandate of the Ninth Circuit. In its Order, the court dismissed named plaintiff Ramkissoon, as he is not a California resident. In addition, the court dismissed the remaining claim under the Electronic Communications Privacy Act, as well as the claims for unjust enrichment and public disclosure of private facts. The Court also dismissed without prejudice both the plaintiffs’ motion for class certification as well as AOL’s 12(c) motion.

Subsequent to the court’s order, AOL filed a modified 12(c) motion on February 24, 2010. On March 2, 2010, plaintiffs’ counsel withdrew a motion seeking to have two additional class representatives intervene in this action. On March 17, 2010, the plaintiffs filed a Writ of Mandamus with the Ninth Circuit challenging the District Court’s recent ruling. On April 13, 2010, the plaintiffs filed a motion seeking a stay of all proceedings until November 2010. On June 17, 2010, the Ninth Circuit denied the plaintiffs’ Writ of Mandamus, holding that plaintiffs had failed to demonstrate why they cannot seek a final judgment in this matter and then pursue an appeal of the relevant matters thereafter. The District Court then cancelled the hearing on all pending motions, which had been rescheduled for June 22, 2010. On June 23, 2010, the District Court ruled on AOL’s motion to dismiss plaintiffs’ claims, as well as plaintiffs’ motion to stay discovery. The Court dismissed one of the claims (California Consumer Records Act) and denied plaintiffs the ability to refile, and dismissed a second claim (California Consumers Legal Remedies Act) without prejudice. The Court also denied AOL’s motion to dismiss the claims under the California False Advertising Law and the California Unfair Competition Law. The Court also denied plaintiffs’ motion to stay discovery. The Company intends to defend against this lawsuit vigorously.

In addition to the matters listed above, AOL is a party to a variety of legal proceedings that arise in the normal course of business. While the results of such normal course legal proceedings cannot be predicted with certainty, management believes that, based on current knowledge, the final outcome of the current pending matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Regardless of the outcome, legal proceedings can have an adverse effect on the Company because of defense costs, diversion of management resources and other factors.

NOTE 10—SEGMENT INFORMATION

An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses and that has discrete financial information that is regularly reviewed by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

The Company’s chief operating decision maker, its chief executive officer, evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. There are no managers who are held accountable by AOL’s chief operating decision maker, or anyone else, for an operating measure of profit or loss for any operating unit below the consolidated unit level. Accordingly, management has determined that the Company has one segment.

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

The parties to all of the Community Leader-related lawsuits have agreed to settle the lawsuits on terms that are not material to the Company. The court granted final approval of the settlement on May 20, 2010.

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

In February 2007, the District Court dismissed the action without prejudice. The plaintiffs then appealed this decision to the Ninth Circuit. On January 16, 2009, the Ninth Circuit held that AOL LLC’s Terms of Service violated California public policy as to any California plaintiffs in the putative class, as it did not allow for them to fully exercise their rights. The Ninth Circuit reversed and remanded to the District Court for further proceedings. On April 24, 2009, AOL LLC filed a motion to implement the Ninth Circuit’s mandate. On July 6, 2009, the District Court found that the plaintiffs’ claims for unjust enrichment and public disclosure of private facts were subject to the forum selection clause in the Terms of Service and thus could not be pursued in that court. On October 27, 2009, plaintiffs filed a motion for class certification and two additional named individuals filed a motion to intervene as plaintiffs in the matter. Also on October 27, 2009, AOL LLC filed its reply brief with regard to its 12(c) Motion for Judgment on the Pleadings. On February 2, 2010, the Court issued an Order granting AOL’s motion to implement the mandate of the Ninth Circuit. In its Order, the court dismissed named plaintiff Ramkissoon, as he is not a California resident. In addition, the court dismissed the remaining claim under the Electronic Communications Privacy Act, as well as the claims for unjust enrichment and public disclosure of private facts. The Court also dismissed without prejudice both the plaintiffs’ motion for class certification as well as AOL’s 12(c) motion.

Subsequent to the court’s order, AOL filed a modified 12(c) motion on February 24, 2010. On March 2, 2010, plaintiffs’ counsel withdrew a motion seeking to have two additional class representatives intervene in this

AOL INC.

PART II. OTHER INFORMATION

action. On March 17, 2010, the plaintiffs filed a Writ of Mandamus with the Ninth Circuit challenging the District Court’s recent ruling. On April 13, 2010, the plaintiffs filed a motion seeking a stay of all proceedings until November 2010. On June 17, 2010, the Ninth Circuit denied the plaintiffs’ Writ of Mandamus, holding that plaintiffs had failed to demonstrate why they cannot seek a final judgment in this matter and then pursue an appeal of the relevant matters thereafter. The District Court then cancelled the hearing on all pending motions, which had been rescheduled for June 22, 2010. On June 23, 2010, the District Court ruled on AOL’s motion to dismiss plaintiffs’ claims, as well as plaintiffs’ motion to stay discovery. The Court dismissed one of the claims (California Consumer Records Act) and denied plaintiffs the ability to refile, and dismissed a second claim (California Consumers Legal Remedies Act) without prejudice. The Court also denied AOL’s motion to dismiss the claims under the California False Advertising Law and the California Unfair Competition Law. The Court also denied plaintiffs’ motion to stay discovery. The Company intends to defend against this lawsuit vigorously.

In addition to the matters listed above, we are a party to a variety of legal proceedings that arise in the normal course of our business. While the results of such normal course legal proceedings cannot be predicted with certainty, management believes that, based on current knowledge, the final outcome of the current pending matters will not have a material adverse effect on our financial position, results of operations or cash flows. Regardless of the outcome, legal proceedings can have an adverse effect on the Company because of defense costs, diversion of management resources and other factors. See “Item 1A—Risk Factors—Risks Relating to Our Business—If we cannot continue to enforce and protect our intellectual property rights, our business could be adversely affected” and “Item 1A—Risk Factors—Risks Relating to Our Business—We have been, and may in the future be, subject to claims of intellectual property infringement that could adversely affect our business” included in our Annual Report.

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

AOL INC.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 2010.

AOL INC.

By	/s/ ARTHUR MINSON
Name:	Arthur Minson
Title:	Executive Vice President and Chief Financial Officer

AOL INC.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Securities Purchase Agreement between AOL Inc. and Digital Sky Technologies Limited, (the “SPA”) dated April 28, 2010.*

10.1	Twenty-Seventh Amendment to Amended and Restated Interactive Marketing Agreement between AOL Inc. and Google Inc. (“IMA”), dated April 29, 2010 and effective May 1, 2010.**

10.2	Twenty-Eighth Amendment to IMA, dated June 1, 2010.**

10.3	Search Services Agreement between AOL LLC and CNN Interactive Group, Inc. (“CNN SSA”), dated as of September 1, 2007.

10.4	First Amendment to CNN SSA, effective as of April 30, 2008.

10.5	Second Amendment to CNN SSA, effective as of December 10, 2009.

10.6	Sixth Amendment to CNN SSA, dated April 30, 2010.

10.7	Seventh Amendment to CNN SSA, dated May 25, 2010 and effective May 31, 2010.

10.8	Sixth Amendment to Search Services Agreement between AOL Inc. and Time Inc. (“Time SSA”), dated April 23, 2010 and effective April 30, 2010.

10.9	Seventh Amendment to Time SSA, dated May 26, 2010 and effective May 31, 2010.

10.10	Amended and Restated AOL Inc. 2010 Stock Incentive Plan (incorporated herein by reference to Annex A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 16, 2010 (File No. 001-34419)).

10.11	Amended and Restated Annual Incentive Plan for Executive Officers (incorporated herein by reference to Annex B of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 16, 2010 (File No. 001-34419)).

10.12	Separation Agreement and Release of Claims between AOL Inc. and Ted Cahall, dated April 8, 2010 and effective May 1, 2010.

10.13	Form of AOL Inc. Annual Bonus Plan.

10.14	Letter Agreement between AOL Inc., Polar Capital Group, LLC and Polar News Company, LLC, dated January 29, 2010.

10.15	Separation Agreement and Release of Claims between AOL Inc. and Ira Parker, dated June 10, 2010 and effective July 15, 2010.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.†

†	This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

*	The exhibits to the SPA have been omitted in accordance with Item 601 (b) (2) of Regulation S-K and will be provided to the SEC upon request.

**	An application for confidential treatment for selected portions of this agreement has been filed with the Securities and Exchange Commission.