Form 10-Q
period 2010-09-30
AOL Inc.
filed 2010-11-03
CIK 1468516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 29, 2010, the number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding was 106,744,035.

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

Various factors could adversely affect our operations, business or financial results in the future and cause our actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in “Item 1A—Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2009 (“Annual Report”). In addition, we operate a web services company in a highly competitive, rapidly changing and consumer and technology-driven industry. This industry is affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. Our actual results could differ materially from management’s expectations because of changes in such factors.

Further, lower than expected market valuations associated with our cash flows and revenues may result in our inability to realize the value of recorded intangibles and goodwill. In addition, achieving our business and financial objectives, including growth in operations and maintenance of a strong balance sheet and liquidity position, could be adversely affected by the factors discussed or referenced in “Item 1A—Risk Factors” herein and in our Annual Report as well as, among other things:

•	changes in our plans, strategies and intentions;

•	our ability to attract and retain key employees;

•	the success of any cost reductions, restructuring actions or similar efforts, including with respect to any associated savings, charges or other amounts;

•	the impact of significant acquisitions, dispositions and other similar transactions;

•	the failure to meet earnings expectations;

•	asset impairments;

•	decreased liquidity in the capital markets;

•	our ability to access the capital markets for debt securities or bank financings; and

•	the impact of terrorist acts and hostilities.

References in this Quarterly Report to “we,” “us,” “Company,” and “AOL” refer to AOL Inc., a Delaware corporation.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition together with our consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report as well as the discussion in the “Item 1—Business” section of our Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in “Item 1A—Risk Factors” herein and in our Annual Report and “Cautionary Statement Concerning Forward-Looking Statements” herein.

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

•	Results of operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2010 and 2009.

•

Liquidity and capital resources. This section provides a discussion of our current financial condition and an analysis of our cash flows for the nine months ended September 30, 2010 and 2009. This section also provides a discussion of our principal debt obligations and an update to the discussion in our Annual Report of our customer credit risk that existed at December 31, 2009.

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

three and nine months ended September 30, 2009 include allocations of certain Time Warner corporate expenses. We believe the assumptions and methodologies underlying the allocation of general corporate expenses are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by us if we had operated as an independent, publicly-traded company or of the costs we have incurred since the spin-off or that are expected to be incurred in the future. These allocated expenses relate to various services that historically were provided to us by Time Warner, including cash management and other treasury services, administrative services (such as government relations, tax, employee benefit administration, internal audit, accounting and human resources), equity-based compensation plan administration, aviation services, insurance coverage and the licensing of certain third-party patents.

Our Business

We are a leading global web services company with an extensive suite of brands and offerings and a substantial worldwide audience. Our business spans online content, products and services that we offer to consumers, publishers and advertisers. We are focused on attracting and engaging consumers and providing valuable online advertising services. We market our offerings to advertisers on both AOL Properties and the Third Party Network under the brand “AOL Advertising.” We have the second largest advertising network in terms of online consumer reach in the United States for September 2010.

Current Economic Environment

The global economic recession adversely impacted our advertising revenues for the year ended December 31, 2009. We do not believe that the global economic environment had a material impact on our advertising revenues for the three and nine months ended September 30, 2010. Further, we do not believe the global economic recession had a material impact on our subscription revenues.

AOL Properties

AOL Properties include our owned and operated content, products and services in the Content, Local, Paid Services and Consumer Applications strategy areas, in addition to our AOL Ventures offerings. AOL Properties also include co-branded websites owned by third parties for which certain criteria have been met, including that the Internet traffic has been assigned to us. We generate advertising revenues from AOL Properties through the sale of display advertising and search and contextual advertising. Display advertising revenue is generated by the display of graphical advertisements and other performance-based advertising. Search and contextual advertising revenue is generated when a user clicks on or views a text-based advertisement on the user’s screen. These text-based advertisements are either generated from a user-initiated search query or generated based on the content of the webpage the user is viewing.

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

technology. Finally, advertising inventory on AOL Properties not sold directly to advertisers, as described above, may be included for sale to advertisers with inventory purchased from third party publishers in the Third Party Network.

Growth of our advertising revenues depends on our ability to attract consumers and increase engagement on AOL Properties by offering compelling content, products and services, as well as on our ability to monetize such engagement by offering effective advertising solutions. In order to attract consumers and generate increased engagement, we have developed and acquired, and in the future will continue to develop and acquire, content, products and services designed to meet these goals. Google Inc. (“Google”) is, except in certain limited circumstances, the exclusive web search provider for AOL Properties. In connection with these search services, Google provides us with a share of the revenue generated through paid text-based search and contextual advertising on AOL Properties. For the three and nine months ended September 30, 2010, advertising revenues associated with the Google relationship (substantially all of which were search and contextual revenues generated on AOL Properties) were $90.9 million and $299.9 million, respectively. We have extended the search partnership with Google for an additional five-year period until December 31, 2015. The majority of the revised terms in this agreement take effect on January 1, 2011. Additionally, on September 1, 2010, AOL and Google entered into a binding Memorandum of Understanding pursuant to which the parties will work together to expand the alliance to include the provision of mobile search and mobile search advertising services to AOL as well as extend the term of and expand the existing search advertising international agreements. AOL and Google also entered into a video partnership that will feature AOL’s video content on YouTube, which became effective on August 27, 2010.

We view our subscription access service, which we offer to consumers in the United States for a monthly fee, as a valuable distribution channel for AOL Properties. In general, subscribers to our subscription access service are among the most engaged consumers on AOL Properties. However, our access service subscriber base has declined and is expected to continue to decline. This decline is the result of several factors, including the increased availability of high-speed broadband Internet connections, the optimization of a significant amount of online content, products and services for use with broadband Internet connections, the effects of our strategic focus on advertising, which has led to significantly reduced marketing efforts for our subscription access service, and the free availability of the vast majority of our content, products and services. See “Item 1A—Risk Factors—Risks Relating to Our Business—Our strategic shift to an online advertising-supported business model involves significant risks” in our Annual Report. As our subscriber base declines, we need to maintain the engagement of former subscribers and increase the number and engagement of other consumers on AOL Properties. We seek to do this by developing and offering engaging content, products and services. Further, we have transitioned and will continue to seek to transition a substantial percentage of those access subscribers who are terminating their paid access subscriptions to free AOL Properties offerings. The primary metrics we monitor for subscription access service are monthly average churn and average paid tenure. Monthly average churn represents on average the number of AOL-brand access subscribers that terminate or cancel our services each month, factoring in new and reactivated subscribers. The domestic AOL-brand access subscriber monthly average churn declined to 2.6% for the three months ended September 30, 2010, as compared to 3.3% for the three months ended September 30, 2009. Average paid tenure represents the average period of time subscribers have paid for domestic AOL-brand internet access. The average paid tenure of the remaining domestic AOL-brand access subscribers has been increasing, and was approximately 9.4 years and 8.5 years for the three months ended September 30, 2010 and 2009, respectively.

Historically, our primary subscription service has been our subscription access service. Moving forward, we seek to market new products and services that are either co-branded, third party or AOL-developed products. To facilitate this goal, in 2010 we launched the initial phase of a single consumer-facing platform that allows us to

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

manage and distribute these additional products as well as our subscription access service. We offer those products to our access subscribers as well as other Internet consumers. Revenue related to these new product and service offerings was not material for the three and nine months ended September 30, 2010.

For the three and nine months ended September 30, 2010, our subscription revenues were $244.8 million and $787.7 million, respectively, as compared to $332.2 million and $1,081.4 million for the three and nine months ended September 30, 2009, respectively. Our subscription revenues have relatively low direct costs, and accordingly, our subscription access service represents the source of the vast majority of our operating income. Although our subscription revenues have declined and are expected to continue to decline, we believe that our subscription access service will continue to provide us with an important source of revenue and cash flow for the foreseeable future. The revenue and cash flow generated from our subscription access service will help us to pursue our strategic initiatives and continue the transition of our business toward attracting and engaging Internet consumers and generating advertising revenues. We expect our total revenues and operating income (excluding the goodwill impairment charge recorded in 2010) to decline in the near term and foreseeable future, even if our strategy is successful and we are able to grow our advertising revenues, primarily due to the continuing decline in our subscriber base.

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

In the fourth quarter of 2009, we began proactively de-emphasizing the search engine campaign management and lead generation affiliate products on the Third Party Network in order to focus and strengthen our efforts in display advertising solutions. Given the relatively high level of direct costs associated with these products, this change did not have a significant adverse impact on operating income through September 30, 2010 and is not expected to have a significant adverse impact for the remainder of the year.

Trends, Challenges and Uncertainties Impacting Our Business

The web services industry is highly competitive and rapidly changing. Trends, challenges and uncertainties that may have a significant impact on our business, our opportunities and our ability to execute our strategy include the following:

•

Commerce, information and advertising continue to migrate to the Internet and away from traditional media outlets at both the national and local levels. Additionally, traditional media outlets are facing significant economic challenges. We believe these continuing trends will create strategic growth opportunities for us to attract new consumers and develop new and effective advertising solutions. As part of our restructuring initiative that began late in 2009, we announced a plan to reduce operating costs and reinvest up to $100 million of those savings in existing strategic areas. As part of this plan and to expand our local strategic initiatives, we began executing on our previously announced plans to

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

invest up to $50 million in Patch, our community-specific news and information platform, during 2010. We expect to shift a portion of the remainder of our $100 million reinvestment from other areas to Patch, such that we currently anticipate that we will increase our investment in Patch during the remainder of 2010 in order to accelerate the launch of Patch sites.

•

As a part of the restructuring efforts that we began in 2009, we restructured our advertising organization. This resulted in the reassignment of a majority of our advertising accounts. We believe that these restructuring improvements to our advertising organization will continue to have a negative impact on our advertising revenues during the remainder of 2010.

•

Beginning in the first quarter of 2010, we made changes to our content, products and services to enhance the consumer experience (e.g., fewer advertisements on certain AOL Properties). These changes have involved and may continue to involve eliminating or modifying advertising practices that historically have been a source of revenues. While difficult to quantify, we believe that these changes will have a negative impact on our advertising revenues in the near term. We intend to ultimately increase our revenues by increasing the attractiveness of our content, product and service offerings to consumers and therefore their value to advertisers through these enhancements to the consumer experience. Specifically, we have undertaken efforts on certain AOL Properties to reduce the number of display advertising units, reduce monetization of search results and reduce the number of contextual advertising links. Additionally, we are shifting our focus from the number of sites that we offer to fewer, bigger sites that better address the needs of users and advertisers.

•

As the amount of content that is available online continues to expand, consumers are increasingly fragmenting across the Internet. To address this fragmentation, we own and we partner with third parties to offer a variety of niche sites (e.g. Engadget and Cambio) that we expect to continue to drive consumer engagement. Additionally, we have organized our content around a variety of “super networks”, with each super network aligning under the broad categories of either News, Entertainment, Life or Marketplace. Furthermore, the Third Party Network, which reaches thousands of websites, will allow us to continue to provide advertising solutions across a fragmenting Internet environment.

•

There has been a significant shift in the method of Internet access away from dial-up access. This is due to a number of factors, including the increased availability of high-speed broadband Internet connections and the fact that a significant amount of online content, products and services has been optimized for use with broadband Internet connections. This trend has contributed to, and we expect it will continue to contribute to, the decline in the number of our access subscribers. As a result of these factors, we expect subscription revenues to continue to decline in the future.

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

In 2009, Media Metrix announced the availability of an alternate methodology (currently referred to as “panel-centric unified” or “Media Metrix 360”) to estimate unique visitors, in order to provide a more accurate count of a website’s audience, and has continued to refine this methodology. We adopted this alternate methodology for our average monthly unique visitors to AOL Properties and AOL Media starting in December 2009 and going forward. As a result, our average monthly unique visitors to AOL Properties and AOL Media based on Media Metrix 360 will not be comparable to the data under the previous panel-only methodology. For comparison purposes, domestic average monthly unique visitors to AOL Properties and AOL Media are reported under both the Media Metrix 360 and panel-only methodology for the three and nine months ended September 30, 2010.

The following table presents our unique visitor metrics for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Domestic average monthly unique visitors to AOL Properties (Media Metrix 360)	106	NA	110	NA
Domestic average monthly unique visitors to AOL Properties (Panel-only methodology)	99	102	101	105
Domestic average monthly unique visitors to AOL Media (Media Metrix 360)	81	NA	83	NA
Domestic average monthly unique visitors to AOL Media (Panel-only methodology)	72	74	73	73
Domestic average monthly unique visitors to AOL Advertising Network	183	180	184	177

Recent Developments

Acquisitions

We completed the following three acquisitions during the third quarter of 2010:

•

On September 28, 2010, we completed the acquisition of 5 Minutes Ltd. (“5min Media”), a company that provides a syndication platform for web-based videos. The acquisition offers AOL and partners significant web distribution.

•

On September 28, 2010, we completed the acquisition of Thing Labs, Inc. (“Thing Labs”), a company that produces software to simplify the creation and sharing of web content. This acquisition will allow us to continue our initiative to provide consumers with the best venues to discover and share content.

•

On September 29, 2010, we completed the acquisition of TechCrunch, Inc. (“TechCrunch”), a company that owns and operates a network of websites dedicated to technology news, information and analysis. The business was acquired to enhance AOL’s offerings of high-quality, technology-oriented content.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The aggregate purchase price of these acquisitions was $97.1 million, net of cash acquired. In addition, we agreed to pay up to $23.1 million in aggregate to certain employees of the acquired companies over the next three years contingent on their future service to AOL. The payments of up to $23.1 million will be recognized as compensation expense on an accelerated basis over the requisite service periods of up to three years. The results of operations for the three acquired companies from the respective acquisition dates through September 30, 2010 were not material to our financial statements. See “Note 4” in our accompanying consolidated financial statements for additional information on these acquisitions.

Disposition-Related Activities

On June 16, 2010, we sold substantially all the assets of Bebo, Inc. (“Bebo”), resulting in a pre-tax loss of $1.8 million for the nine months ended September 30, 2010. We expect to treat the common stock of Bebo as worthless for U.S. income tax reporting purposes in our 2010 consolidated U.S. federal income tax return. Our current estimated U.S. income tax basis in Bebo is $756.8 million. As a result of the worthless stock deduction for the common stock of Bebo under U.S. income tax law, and in order to recognize the book and tax basis differences associated with our investment in Bebo, we recorded a deferred tax asset and corresponding income tax benefit of $299.5 million as of and for the nine months ended September 30, 2010. See “Note 6” in our accompanying consolidated financial statements for additional information on the impact of the worthless stock deduction. Following this transaction, we expect to continue to generate advertising revenues on AOL Properties from customers who previously purchased advertising on Bebo properties and accordingly, under the accounting guidance for presentation of financial statements, the financial condition, results of operations and cash flows of Bebo have not been reflected as discontinued operations in the accompanying consolidated financial statements.

On July 8, 2010, we completed the sale of our ICQ operations (“ICQ”) for $187.5 million in cash (subject to working capital adjustments). ICQ provides online instant messaging services and products, as well as software related to such services and products, primarily to international online consumers. We recorded a pre-tax gain on this sale of $119.6 million within discontinued operations in the third quarter of 2010. We believe that any working capital adjustments to the sales price will be finalized no later than the first quarter of 2011 and could result in an adjustment to the recorded gain which we do not expect to be material. Sales proceeds included $5.4 million which was allocated to our obligation to provide certain network infrastructure services to the buyer. This amount has been deferred and will be recognized as other income when we have fulfilled this obligation. If we are unable to fulfill our obligation to provide certain network infrastructure within twelve months of the date of sale, the buyer potentially has the right to claim losses under the agreement with us, which would be subject to a cap of $28.1 million. We do not expect any claims associated with this right as we expect to fulfill our obligations within the allotted time frame.

From a tax perspective, $40.5 million of the gain related to the sale of ICQ qualifies as a capital gain. As a result, in the third quarter of 2010, we utilized a portion of the capital loss deferred tax asset recorded in connection with the sale of buy.at to offset this capital gain. See “Note 6” to our accompanying consolidated financial statements for more information on our capital loss deferred tax asset. The financial condition, results of operations and cash flows of ICQ have been reflected as discontinued operations for all periods presented. The results of operations of ICQ were not material to our consolidated financial statements.

During the third quarter of 2010, we completed the sale of our investment in Kayak Software Corporation (“Kayak”) for $18.9 million in net cash proceeds, which resulted in a pre-tax gain of $17.5 million on this sale recorded in “Other income, net” in the consolidated financial statements.

During the third quarter of 2010, we committed to a plan to sell a portion of our campus in Dulles, Virginia referred to as “Pacific Corporate Park” for a sales price of $144.5 million in cash. Accordingly, the carrying

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

value of the assets associated with Pacific Corporate Park is presented as “Assets held for sale” on our consolidated balance sheet as of September 30, 2010. Based on the estimated sale proceeds, we determined that the carrying value of Pacific Corporate Park exceeded the fair value less costs to sell. As a result, an impairment charge of $6.2 million was recorded within costs of revenues during the third quarter of 2010. The agreement for the sale was signed on October 29, 2010. We do not expect to record a significant gain or loss upon completion of this sale.

Restructuring Actions

We are in the midst of a significant restructuring initiative, which began late in 2009, and we expect to complete in the fourth quarter of 2010. We have reduced our total workforce by nearly one-third in connection with this restructuring initiative, prior to hiring new employees in areas of strategic focus. As part of this initiative, we have reduced our cost base in the United Kingdom and have ceased or reduced operations in a number of other countries. In the first half of 2010, we reduced operations in France and Germany. We are continuing to operate certain French and German web properties and sell display advertising, leveraging our centralized European infrastructure; however, we expect advertising revenues generated in those countries to continue to decline in the near term.

In connection with this restructuring initiative, we recorded adjustments to previous estimates which reduced restructuring expense by $0.4 million during the three months ended September 30, 2010 and incurred $34.1 million of restructuring expense during the nine months ended September 30, 2010. We do not expect to incur significant additional restructuring costs during the remainder of 2010. The potential impact of ceasing operations in certain international locations and shutting down legal entities may result in significant non-cash losses related to the recognition in our statement of operations of our cumulative foreign currency translation adjustments previously recognized in other comprehensive income related to those locations and entities. As we continue to refine and optimize our assets and operations, we may identify additional restructuring actions separate and apart from the restructuring initiative which began in late 2009. If additional restructuring actions are identified, we would incur additional restructuring costs.

Other Financing Arrangements

On September 30, 2010 (the “Termination Date”), we terminated our 364-day, $250.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) dated December 9, 2009 with an original maturity date of December 8, 2010. We terminated this facility based on an analysis of our current cash position and projected cash flows from operations. There were no amounts outstanding under the Revolving Credit Facility from December 9, 2009 through the Termination Date. No penalties were incurred as a result of the early termination.

Results of Operations

The results of operations for the three and nine months ended September 30, 2009 have been recast so that the basis of presentation is consistent with that of the results of operations for the three and nine months ended September 30, 2010. This recast reflects the financial condition, results of operations and cash flows of buy.at and ICQ as discontinued operations for all periods presented.

Recent Accounting Standards

See “Note 1” in our accompanying consolidated financial statements for a discussion of recent accounting standards.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results

The following table presents our revenues, by revenue type, for the periods presented (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Revenues:
Advertising	$292.8	$402.3	(27)%	$935.5	$1,241.2	(25)%
Subscription	244.8	332.2	(26)%	787.7	1,081.4	(27)%
Other	25.9	29.4	(12)%	79.6	88.1	(10)%

Total revenues	$563.5	$763.9	(26)%	$1,802.8	$2,410.7	(25)%

The following table presents our revenues, by revenue type, as a percentage of total revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Advertising	52%	53%	52%	51%
Subscription	43	43	44	45
Other	5	4	4	4

Total revenues	100%	100%	100%	100%

Advertising Revenues

Advertising revenues are generated on AOL Properties through display advertising and search and contextual advertising, as described in “Overview—Our Business”. Agreements for advertising on AOL Properties typically take the form of impression-based contracts in which we provide impressions in exchange for a fixed fee (generally stated as cost-per-thousand impressions), time-based contracts in which we provide a minimum number of impressions over a specified time period for a fixed fee or performance-based contracts in which performance is measured in terms of either “click-throughs” when a user clicks on a company’s advertisement or other user actions such as product/customer registrations, survey participation, sales leads or product purchases. In addition, agreements with advertisers can include other advertising-related elements such as content sponsorships, exclusivities or advertising effectiveness research.

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

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Advertising revenues on AOL Properties and the Third Party Network for the three and nine months ended September 30, 2010 and 2009 are as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
AOL Properties:
Display	$120.8	$139.9	(14)%	$364.5	$420.2	(13)%
Search and Contextual	99.2	138.4	(28)%	319.5	444.8	(28)%

Total AOL Properties	220.0	278.3	(21)%	684.0	865.0	(21)%
Third Party Network	72.8	124.0	(41)%	251.5	376.2	(33)%

Total advertising revenues	$292.8	$402.3	(27)%	$935.5	$1,241.2	(25)%

Advertising revenue declined $109.5 million and $305.7 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. Of this decline, $62.3 million and $178.1 million, respectively, for the three and nine months ended September 30, 2010 related to AOL-implemented initiatives to wind down or shut down certain products and shut down or reduce operations internationally. The most significant impact from these initiatives drove declines in Third Party Network revenue of $46.9 million and $124.1 million for the three and nine months ended September 30, 2010, respectively, associated with European shutdowns and de-emphasis of the typically low margin search engine campaign management and lead generation affiliate products. In addition, we experienced declines in search and contextual revenue of $8.1 million and $33.0 million for the three and nine months ended September 30, 2010, respectively, primarily due to the de-emphasis of our contextual products and fewer queries in Germany and France where we have reduced operations. International display revenues declined by $7.3 million and $21.0 million for the three and nine months ended September 30, 2010, respectively, related to our reduced operations in Germany and France and declines from Bebo.

Apart from the impacts of the AOL-implemented initiatives, advertising revenue reflects further declines primarily in search and contextual and display revenue. Search and contextual revenue for the three and nine months ended September 30, 2010 declined $31.1 million and $92.3 million, respectively, as compared to the same periods in 2009. Of this decline, $20.2 million and $68.6 million for the three and nine months ended September 30, 2010, respectively, reflect the impact of fewer domestic search queries on AOL Properties, related primarily to a 24% year-over-year decrease in domestic AOL-brand access subscribers as well as lower traffic on AOL Properties. The search and contextual revenue declines also include international declines of $10.9 million and $23.7 million for the three and nine months ended September 30, 2010, respectively, due to fewer queries primarily in the United Kingdom. Domestic display revenue declines of $9.3 million and $29.0 million for the three and nine months ended September 30, 2010, respectively, were due to the impact of less inventory from AOL Properties being monetized through the Third Party Network, resulting primarily from our efforts to improve the user experience.

For all periods presented in this Quarterly Report, we have had a contractual relationship with Google whereby we generate revenues through paid text-based search and contextual advertising on AOL Properties provided by Google, which represent a significant percentage of the advertising revenues generated by AOL Properties. For the three and nine months ended September 30, 2010, the revenues associated with the Google relationship (substantially all of which were search and contextual revenues generated on AOL Properties) were $90.9 million and $299.9 million, respectively, as compared to the three and nine months ended September 30, 2009, where such revenues were $126.8 million and $401.7 million, respectively.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We expect that our advertising revenues on both AOL Properties and the Third Party Network will continue to decline significantly for the remainder of 2010 as compared to the same periods in 2009. We believe that advertising revenues generated on AOL Properties will be negatively impacted by the decline in our domestic AOL-brand access subscribers, particularly as it relates to search and contextual revenues, the decline in international operations due to ceasing or reducing operations in a number of countries and the remaining impact in 2010 of restructuring of our advertising organization. Visibility into advertising revenue for the remainder of 2010 is limited due to the fact that many advertising agreements are executed during the quarter that the advertising is displayed, as well as the remaining impact of the restructuring of our advertising organization, mentioned above. Finally, we expect our Third Party Network revenues will be negatively impacted for the remainder of 2010 by the international reductions and closures previously discussed as well as the de-emphasis of our search engine campaign management and lead generation affiliate products, which are discussed in “Overview—Our Business—Third Party Network” above.

Subscription Revenues

Subscription revenues declined 26% and 27% for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. The decline was due to an approximate 24% decrease in the number of domestic AOL-brand access subscribers between September 30, 2009 and September 30, 2010 (which is discussed further in “Overview—Our Business—AOL Properties”).

The number of domestic AOL-brand access subscribers was 4.1 million and 5.4 million at September 30, 2010 and September 30, 2009, respectively. The domestic average monthly revenue per AOL-brand access subscriber (which we refer to in this Quarterly Report as ARPU) was $18.10 and $18.17 for the three and nine months ended September 30, 2010, respectively, compared to $18.54 and $18.43 for the three and nine months ended September 30, 2009, respectively. We include in our subscriber numbers individuals, households and entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL access service. Individuals who have registered for our free offerings, including subscribers who have migrated from paid subscription plans, are not included in the AOL-brand access subscriber numbers presented above. Subscribers to our subscription access service contribute to our ability to generate advertising revenues.

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

Other revenues decreased 12% for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009 due to lower revenues from our mobile messaging services of $7.5 million. This decline was partially offset by increases in third party web hosting revenues of $2.4 million and increases in transition services revenue of $1.2 million associated with recent dispositions.

Other revenues decreased 10% for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009 due to lower revenues from our mobile messaging services of $14.4 million and a decline in licensing revenues from MapQuest’s business-to-business services of $4.5 million. These declines were partially offset by increases in third party web hosting revenues of $6.6 million and increases in licensing revenues of $4.0 million.

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

Operating Costs and Expenses

The following table presents our operating costs and expenses for the periods presented (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Costs of revenues	$342.9	$449.2	(24)%	$1,038.7	$1,391.8	(25)%
Selling, general and administrative	117.3	144.1	(19)%	374.7	402.5	(7)%
Amortization of intangible assets	22.8	31.6	(28)%	120.7	99.7	21%
Amounts related to securities litigation and government investigations, net of recoveries	-	6.8	(100)%	-	21.0	(100)%
Restructuring costs	(0.4)	10.2	NM	34.1	82.9	(59)%
Goodwill impairment charge	-	-	NM	1,414.4	-	NM

NM = not meaningful

The following table represents our operating costs and expenses as a percentage of revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating costs and expenses:
Costs of revenues	61%	59%	58%	58%
Selling, general and administrative	21	19	20	17
Amortization of intangible assets	4	4	7	4
Amounts related to securities litigation and government investigations, net of recoveries	-	1	-	1
Restructuring costs	-	1	2	3

Subtotal of operating costs and expenses before goodwill impairment charge	86%	84%	87%	83%

Goodwill impairment charge	-	-	78	-

Total operating costs and expenses	86%	84%	165%	83%

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

Costs of revenues decreased $106.3 million and $353.1 million, respectively, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. The primary drivers of the decrease in costs of revenues were decreases in TAC, personnel costs and network-related costs. TAC decreased by $69.0 million and $178.0 million, respectively, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. TAC was impacted by the decrease in advertising revenues, which drove a decline of $48.5 million and $110.3 million, respectively, primarily due to variable revenue share payments to our publishing partners for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. In addition, there were declines from a significant product distribution agreement, whereby payments previously were based on the number of personal computers shipped. Under the agreement, which was amended in the first quarter of 2010, new distributions have ceased and payments are now based on a percentage of the advertising revenue we earn on the associated co-branded website. As a result, TAC associated with this agreement declined by $17.9 million and $60.5 million, respectively, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. Personnel costs, including salaries and bonuses, declined by $24.9 million and $106.9 million, respectively, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009, due to reduced headcount as a result of our 2009 restructuring initiatives, which is net of $10.2 million and $15.5 million, respectively, related to the impact of hiring new employees in areas of strategic focus. Network-related costs declined by $18.5 million and $63.6 million, respectively, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009, due to declines in depreciation expense on network equipment due to a higher percentage of in-service assets being fully depreciated and declines in narrowband network and other network-related costs, partially due to the decline in domestic AOL-brand access subscribers. Costs of revenues also included a decrease in non-network depreciation and amortization of $4.7 million and $15.8 million, respectively, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009, offset by an impairment charge of $6.2 million recorded in the third quarter of 2010 related to the plan to sell our Pacific Corporate Park assets.

Selling, General and Administrative

Selling, general and administrative expenses decreased $26.8 million for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009. The decrease was due to a $14.7 million decline related to the resolution of a French value-added tax matter in 2009, declines in external legal costs and other legal matters of $10.0 million, declines in bad debt expense of $5.2 million due to the decline in subscribers and improved collections on aged balances and declines in personnel costs of $5.2 million. Personnel cost declines were due to reduced headcount of $15.5 million as a result of our 2009 restructuring initiatives, partially offset by an increase in equity-based compensation expense of $3.7 million and an increase

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

in recruiting expenses of $3.4 million. These decreases were partially offset by an increase in marketing costs of $7.8 million primarily associated with our rebranding efforts and an increase in consulting costs of $2.0 million.

Selling, general and administrative expenses decreased $27.8 million for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. The decrease was due to declines in personnel costs of $18.2 million, declines in external legal costs and other legal matters of $15.6 million, a $14.7 million decline related to the resolution of a French value-added tax matter in 2009, declines in bad debt expense of $7.1 million due to the decline in subscribers and improved collections on aged balances. The decline in personnel costs was due to reduced headcount of $39.4 million as a result of our 2009 restructuring initiatives, partially offset by an increase in equity-based compensation expense of $13.1 million and an increase in recruiting expenses of $6.6 million. These decreases were partially offset by an increase in marketing costs of $13.3 million primarily associated with our rebranding efforts, an increase in consulting costs of $7.5 million and an increase in other corporate costs of $4.0 million.

Amortization of Intangible Assets

Amortization of intangible assets results primarily from acquired intangible assets including technology, customer relationships and trade names. Amortization of intangible assets declined $8.8 million for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, due to our reevaluation of the useful lives of certain intangible assets in the fourth quarter of 2009 in connection with our restructuring initiatives. The majority of these assets became fully amortized on an accelerated basis in periods prior to the three months ended September 30, 2010 resulting in a decline in amortization expense for these assets of $4.2 million for the three months ended September 30, 2010. Amortization of intangible assets increased $21.0 million for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, due to the aforementioned reevaluation, which resulted in incremental amortization expense of $35.8 million for the nine months ended September 30, 2010 (substantially all of which was incurred during the first two quarters of 2010). The increase for the nine months ended September 30, 2010 was partially offset by a decline of $8.7 million due to certain intangible assets becoming fully amortized in 2009.

Amounts Related to Securities Litigation and Government Investigations, Net of Recoveries

Amounts related to securities litigation and government investigations, net of recoveries consist of legal settlement costs and legal and other professional fees incurred by Time Warner prior to the spin-off related to the defense of various securities lawsuits involving us or our or Time Warner’s present or former officers and employees. While these amounts were historically incurred by Time Warner and reflected in Time Warner’s financial results, they have been reflected as an expense and a corresponding additional capital contribution by Time Warner in our consolidated financial statements for the periods when we were a wholly-owned subsidiary of Time Warner because they involve us. We recognized $6.8 million and $21.0 million of expense related to these matters, respectively, for the three and nine months ended September 30, 2009. Following the spin-off, these costs continue to be incurred by Time Warner to the extent that proceeds from a settlement with insurers are available to pay those costs, and thereafter AOL has an obligation to indemnify Time Warner for such costs to the extent they are associated with present or former officers and employees of AOL. We do not view our remaining potential obligation related to this matter to be material.

Restructuring Costs

In connection with our restructuring initiatives, we recorded adjustments to previous estimates which reduced restructuring expense by $0.4 million during the three months ended September 30, 2010 and incurred

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$34.1 million of restructuring expense during the nine months ended September 30, 2010. In addition, we incurred $10.2 million and $82.9 million of restructuring expense for the three and nine months ended September 30, 2009, respectively. These costs related to voluntary and involuntary employee terminations, facility closures and contract termination costs. We do not expect to incur significant additional restructuring costs during the remainder of 2010 related to these initiatives.

Goodwill Impairment Charge

During the three months ended June 30, 2010, we entered into an agreement to sell our ICQ operations and we completed the sale of substantially all of our assets of Bebo. In addition, subsequent to our announcement on April 28, 2010 of our financial results for the three months ended March 31, 2010, we experienced a significant decline in our stock price, and our stock price continued to trend lower through June 30, 2010. Our net assets also increased significantly during the three months ended June 30, 2010 due to cash generated from operations and the deferred tax asset associated with the Bebo worthless stock deduction. Based on these events, we concluded that it was more likely than not that the fair value of our single reporting unit was less than its carrying amount. As such, we performed an interim goodwill impairment test as of June 30, 2010.

Based on our interim impairment analysis, we recorded a goodwill impairment charge of $1,414.4 million in the second quarter of 2010 to write goodwill down to its implied fair value. See “Note 3” in our accompanying consolidated financial statements for additional information.

Operating Income (Loss)

Operating income was $80.9 million for the three months ended September 30, 2010, as compared to operating income of $122.0 million during the three months ended September 30, 2009. This decline was due to the decline in revenues, partially offset by decreases in costs of revenues and selling, general and administrative costs.

Operating loss was $1,179.8 million for the nine months ended September 30, 2010, as compared to operating income of $412.8 million for the nine months ended September 30, 2009. This decline was due to the goodwill impairment charge recorded in the second quarter of 2010 and the decline in revenues, partially offset by decreases in costs of revenues, selling, general and administrative costs and restructuring costs.

Other Income Statement Amounts

The following table presents our other income statement amounts for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Other income (loss), net	$13.5	$(3.6)	$6.5	$(1.4)
Income tax provision (benefit)	(5.4)	47.9	(239.4)	172.2
Discontinued operations, net of tax	71.8	3.4	85.2	7.9

Other Income (Loss), Net

Other income, net was $13.5 million for the three months ended September 30, 2010, as compared to other loss, net of $3.6 million for the three months ended September 30, 2009. This increase was primarily due to the $17.5 million gain from the sale of our investment in Kayak and transaction costs incurred in 2009 related to the spin-off, partially offset by credit facility fees incurred in 2010.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other income, net was $6.5 million for the nine months ended September 30, 2010, as compared to other loss, net of $1.4 million for the nine months ended September 30, 2009. This increase was primarily due to the $17.5 million gain from the sale of our investment in Kayak and transaction costs incurred in 2009 related to the spin-off, partially offset by foreign currency translation losses and credit facility fees incurred in 2010.

Income Tax Provision (Benefit)

We reported income from continuing operations before income taxes of $94.4 million for the three months ended September 30, 2010. During the three months ended September 30, 2010, we recognized $7.1 million of benefit related to the recognition of tax credits and a release of a valuation allowance as a result of a tax planning strategy completed during the quarter. We also recognized a benefit of $3.8 million related to return-to-provision adjustments. As a result of these discrete items and the effect of the goodwill impairment charge (which was recorded in the second quarter of 2010 and the majority of which is non-deductible for income tax purposes) on our annual effective tax rate, the effective tax rate for the three months ended September 30, 2010 is significantly lower than the statutory U.S. federal income tax rate of 35.0%.

Our effective tax rate for income from continuing operations was a benefit of 5.7% for the three months ended September 30, 2010, as compared to an effective tax rate of 40.5% for the three months ended September 30, 2009. The effective tax rate for the three months ended September 30, 2010 differed from the statutory U.S. federal income tax rate of 35.0% and the effective tax rates for the three months ended September 30, 2009 primarily due to the effect of the goodwill impairment charge and the impact of foreign losses on the annual effective tax rate, as well as the impact of the discrete items in the quarter discussed above.

We recorded a loss from continuing operations before income taxes of $1,173.3 million for the nine months ended September 30, 2010. Included in the loss for the nine months ended September 30, 2010 was a goodwill impairment charge of $1,414.4 million. In addition, we recorded an income tax benefit for the nine months ended September 30, 2010 of $239.4 million, of which $299.5 million for the nine months ended September 30, 2010 is related to a deferred tax asset associated with the Bebo worthless stock deduction. This deferred tax asset is expected to be used to offset our future ordinary income and capital gains, which is expected to ultimately result in cash tax savings by offsetting future U.S. federal and state income tax obligations through the worthless stock deduction. As a result of the Bebo worthless stock deduction and the discrete items during the three months ended September 30, 2010 discussed above, the effective tax rate for the nine months ended September 30, 2010 is significantly lower than the statutory U.S. federal income tax rate of 35.0%.

Our effective tax rate for income from continuing operations for the nine months ended September 30, 2010, including the effect of the deferred tax asset related to the worthless stock deduction and the goodwill impairment charge, was 20.4% as compared to 41.9% for the nine months ended September 30, 2009. The effective tax rate for the nine months ended September 30, 2010 differed from the statutory U.S. federal income tax rate of 35.0% and the effective tax rates for the nine months ended September 30, 2009 primarily due to the worthless stock deduction and the discrete items during the three months ended September 30, 2010 discussed above, partially offset by the effect of the goodwill impairment charge.

For the three and nine months ended September 30, 2010, we recorded an income tax expense on discontinued operations of $48.6 million and $25.3 million, respectively. Included in the income tax expense for the three and nine months ended September 30, 2010 is an income tax expense of $47.2 million related to the gain on the sale of ICQ. Also, included in the income tax expense for the nine months ended September 30, 2010 is a benefit of $25.5 million recorded in connection with the sale of buy.at, primarily related to the $18.8 million utilization of the capital loss deferred tax asset . See “Note 4” for additional information on the sale of buy.at and related capital loss deferred tax assets.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discontinued Operations, Net of Tax

The financial results for the three and nine months ended September 30, 2010 and 2009 include the impact of reflecting the results of operations, financial condition and cash flows of buy.at and ICQ as discontinued operations. We completed the sale of buy.at on February 26, 2010 and accordingly, the nine months ended September 30, 2010 included the gain on the sale as well as the results of buy.at for the period from January 1, 2010 through February 26, 2010. We also completed the sale of ICQ on July 8, 2010 and accordingly, the three and nine months ended September 30, 2010 included the gain on the sale as well as the results of ICQ for the beginning of the respective period through July 8, 2010. See “Note 4” in our accompanying consolidated financial statements for more information regarding these divestitures.

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

The following table presents our reconciliation of Adjusted OIBDA to operating income (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Operating income (loss)	$80.9	$122.0	(34)%	$(1,179.8)	$412.8	NM
Add: Depreciation	46.9	65.0	(28)%	152.1	205.0	(26)%
Add: Amortization of intangible assets	22.8	31.6	(28)%	120.7	99.7	21%
Add: Asset impairments	7.8	7.3	7%	1,425.1	13.9	NM
Add: Losses/(gains) on asset sales	(0.7)	(0.1)	NM	(1.2)	(0.7)	71%

Adjusted OIBDA	$157.7	$225.8	(30)%	$516.9	$730.7	(29)%

Adjusted OIBDA declined for the three and nine months ended September 30, 2010 as compared to the same periods in 2009 due to the declines in advertising and subscription revenues discussed above, partially offset by lower costs of revenues, selling, general and administrative and restructuring costs.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Current Financial Condition

Historically, the cash we generate has been sufficient to fund our working capital, capital expenditure and financing requirements. While our ability to forecast future cash flows is limited, we expect to fund our ongoing working capital, capital expenditure and financing requirements through our existing cash balance and cash flows from operations. While we expect to continue to generate positive cash flows from operations, we expect our cash flows from operations to decline over the next several years principally due to the continued decline in the number of domestic AOL-brand access subscribers as well as a projected decline in search and contextual advertising revenues. Growth in cash flows from operations will only be achieved when, and if, the growth in earnings from our online advertising services more than offsets the continued decline in domestic AOL-brand access subscribers. In order for us to achieve such increase in earnings from advertising services, we believe it will be important to increase our overall volume of display advertising sold, including through our higher-priced channels, and to maintain or increase pricing for advertising. Advertising revenues, however, are more unpredictable and variable than our subscription revenues, and are more likely to be adversely affected during economic downturns, as spending by advertisers tends to be cyclical in line with general economic conditions. If we are unable to successfully implement our strategic plan and grow the earnings generated by our online advertising services, we may need to reassess our cost structure or seek other financing alternatives to fund our business. If it is necessary to seek other financing alternatives, our ability to obtain future financing will depend on, among other things, our financial condition and results of operations as well as the condition of the capital markets or other credit markets at the time we seek financing. We currently do not have any ratings from the credit rating agencies, so our access to the capital markets may be limited. As part of our ongoing assessment of our business and availability of capital and to enhance our liquidity position, we have divested of certain assets and product lines and may consider divesting of additional assets or product lines.

On September 30, 2010 we terminated our secured credit agreement, dated December 9, 2009 (the “Credit Agreement”) for a 364-day $250.0 million senior secured revolving credit facility. We terminated the Revolving Credit Facility given our cash balance at that date and projected cash flows from operations. From December 9, 2009 through the Termination Date, we did not borrow under the terms of the Revolving Credit Facility. The Revolving Credit Facility was set to expire on December 8, 2010 and we did not pay any penalties as a result of the early termination. See “Principal Debt Obligations” for additional information on the Revolving Credit Facility.

At September 30, 2010, our cash and equivalents totaled $623.3 million, as compared to $143.3 million at December 31, 2009.

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

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Activities

The following table presents cash provided by continuing operations for the periods presented (in millions):

	Nine Months Ended September 30,
	2010	2009
Net income (loss)	$(848.7)	$247.1
Less: Discontinued operations, net of tax	85.2	7.9

Net income (loss) from continuing operations	(933.9)	239.2
Adjustments for non-cash and non-operating items:
Depreciation and amortization	272.8	304.7
Non-cash asset impairments	1,425.1	13.9
Gain on sale of investments	(17.5)	-
Non-cash equity-based compensation	27.1	10.5
Amounts related to securities litigation and government investigations, net of recoveries	-	21.0
Deferred income taxes	(390.8)	(16.0)
All other, net, including working capital changes	92.8	180.3

Cash provided by continuing operations	$475.6	$753.6

Cash provided by continuing operations decreased $278.0 million for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. Our operating loss was $1,179.8 million for the nine months ended September 30, 2010, a decrease of $1,592.6 million as compared to the nine months ended September 30, 2009. Excluding the decline in operating income related to the $1,414.4 million non-cash goodwill impairment charge in 2010, operating income decreased by $178.2 million. This decrease in operating income along with the decrease in cash provided by changes in working capital drove the decline in cash provided by continuing operations. The decrease in cash provided by working capital was due primarily to restructuring costs, employee bonus costs and TAC incurred in 2009 and paid in 2010.

Investing Activities

The following table presents cash provided (used) by investing activities for the periods presented (in millions):

	Nine Months Ended September 30,
	2010	2009
Investments and acquisitions, net of cash acquired	$(116.3)	$(16.3)
Capital expenditures and product development costs	(67.7)	(101.8)
Investment activities from discontinued operations	185.6	(2.5)
Other investment proceeds	25.6	1.0

Cash provided (used) by investing activities	$27.2	$(119.6)

Cash provided by investing activities was $27.2 million for the nine months ended September 30, 2010, as compared to cash used by investing activities of $119.6 million for the nine months ended September 30, 2009. The increase in cash provided by investing activities was due to the proceeds received in the nine months ended

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2010 from the sale of ICQ of $173.1 million and buy.at of $14.8 million as well as a decrease in capital expenditures and product development costs, partially offset by an increase in cash used for acquisitions. The increase in cash used for acquisitions is due to the acquisition of 5min Media, Thing Labs, TechCrunch and StudioNow during 2010.

Capital expenditures and product development costs are mainly for the purchase of computer hardware, software, network equipment, furniture, fixtures and other office equipment.

Financing Activities

The following table presents cash used by financing activities for the periods presented (in millions):

	Nine Months Ended September 30,
	2010	2009
Principal payments on capital leases	$(26.9)	$(22.9)
Net distribution to Time Warner	-	(683.5)
Tax withholdings related to net share settlements of restricted stock units	(4.3)	-
Other	-	(9.8)

Cash used by financing activities	$(31.2)	$(716.2)

Cash used by financing activities was $31.2 million for the nine months ended September 30, 2010, compared to $716.2 million for the nine months ended September 30, 2009. This change was due to the $683.5 million of net cash distributed to Time Warner in the nine months ended September 30, 2009, as we swept the majority of our domestic cash to Time Warner prior to the spin-off.

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

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents our reconciliation of Free Cash Flow to cash provided by continuing operations (in millions):

	Nine Months Ended September 30,
	2010	2009
Cash provided by continuing operations	$475.6	$753.6
Less: Capital expenditures and product development costs	67.7	101.8
Less: Principal payments on capital leases	26.9	22.9

Free Cash Flow	$381.0	$628.9

Free Cash Flow decreased for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. This decrease is due to the decline in cash provided by continuing operations, discussed in “Summary Cash Flow Information—Operating Activities” above, partially offset by reduced capital expenditures and product development costs.

Principal Debt Obligations

On December 9, 2009, in connection with the spin-off, we entered into a Revolving Credit Facility, for use, as necessary, for general corporate purposes. On the Termination Date, we terminated our Revolving Credit Facility given our cash balance at that date and projected cash flows from operations. From December 9, 2009 through the Termination Date, we did not borrow under the terms of the Revolving Credit Facility. The Revolving Credit Facility was set to expire on December 8, 2010, and we did not pay any penalties as a result of the early termination.

Time Warner guaranteed all of our obligations under the Revolving Credit Facility, pursuant to a guarantee dated as of December 9, 2009 (the “Time Warner Guarantee”). In connection with the termination of the Revolving Credit Facility, the Time Warner Guarantee also terminated. We continue to engage in certain lease guarantees and other transactions with Time Warner. See “Note 13” to our audited consolidated financial statements in our Annual Report.

See “Note 5” to our audited consolidated financial statements in our Annual Report and “Part II. Other Information—Item 1A—Risk Factors—We may need to raise additional capital, and we cannot be sure that additional financing will be available” herein for additional information.

Customer Credit Risk

Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed-upon contractual payment obligations. Credit risk originates from sales of advertising and subscription access service and is dispersed among many different counterparties. No single customer had a receivable balance at September 30, 2010 greater than 10% of total net receivables. While such uncollectible amounts have historically been within our expectations and related reserve balances, if there is a significant change in uncollectible amounts in the future or the financial condition of our counterparties across various industries or geographies deteriorates, these events could have an adverse impact on our operating results and cash flows.

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

During the second quarter of 2010, we entered into an agreement to sell our ICQ operations and we completed the sale of substantially all of our assets of Bebo. In addition, subsequent to our announcement on April 28, 2010 of our financial results for the three months ended March 31, 2010, we experienced a significant decline in our stock price, and our stock price continued to trend lower through June 30, 2010. Based on these events, we determined that it was more likely than not that the fair value of our single reporting unit was less than its carrying amount and accordingly, we performed an interim goodwill impairment test as of June 30, 2010.

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

Based on our interim impairment analysis as of June 30, 2010, we determined that the carrying value of our reporting unit exceeded its fair value. Accordingly, step two of the goodwill impairment test was performed, where we used an independent valuation specialist to assist us in determining the fair value of our individual assets and liabilities in order to perform a “hypothetical purchase price allocation” assuming that the estimated fair value of the reporting unit was the purchase price paid. The implied fair value of goodwill in the hypothetical purchase price allocation was calculated by comparing the estimated fair value of the reporting unit to the aggregate fair value of recorded assets and liabilities and unrecognized identifiable intangible assets. Our unrecognized identifiable intangible assets consisted primarily of subscribers to our access service, advertiser relationships and technology related to our advertising operations, and the fair value of such assets had the effect of increasing the magnitude of our goodwill impairment charge. Determining the fair value of these unrecognized intangible assets in the step two evaluation requires significant judgment, including judgments about appropriate discount rates and our estimated future cash flows, which are subject to change. As a result of our step two evaluation, we recorded a goodwill impairment charge of $1,414.4 million during the second quarter of 2010.

While we have not identified any changes in circumstances requiring an interim goodwill impairment test for the three months ended September 30, 2010, we will continue to monitor impairment indicators, such as disposition activity, stock price declines or changes in forecasted cash flows in future periods. If the fair value of our reporting unit declines below the carrying value in the future, we may incur additional goodwill impairment charges.

AOL INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

AOL INC.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information we are required to disclose in our financial reports is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to senior management, as appropriate, to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010, at a reasonable assurance level.

Changes to Internal Control Over Financial Reporting

We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended September 30, 2010 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		(recast)		(recast)
Revenues:
Advertising	$292.8	$402.3	$935.5	$1,241.2
Subscription	244.8	332.2	787.7	1,081.4
Other	25.9	29.4	79.6	88.1

Total revenues	563.5	763.9	1,802.8	2,410.7
Costs of revenues	342.9	449.2	1,038.7	1,391.8
Selling, general and administrative	117.3	144.1	374.7	402.5
Amortization of intangible assets	22.8	31.6	120.7	99.7
Amounts related to securities litigation and government investigations, net of recoveries	-	6.8	-	21.0
Restructuring costs	(0.4)	10.2	34.1	82.9
Goodwill impairment charge	-	-	1,414.4	-

Operating income (loss)	80.9	122.0	(1,179.8)	412.8
Other income (loss), net	13.5	(3.6)	6.5	(1.4)

Income (loss) from continuing operations before income taxes	94.4	118.4	(1,173.3)	411.4
Income tax provision (benefit)	(5.4)	47.9	(239.4)	172.2

Income (loss) from continuing operations	99.8	70.5	(933.9)	239.2
Discontinued operations, net of tax	71.8	3.4	85.2	7.9

Net income (loss)	171.6	73.9	(848.7)	247.1
Less: Net loss attributable to noncontrolling interests	-	0.1	-	0.3

Net income (loss) attributable to AOL Inc.	$171.6	$74.0	$(848.7)	$247.4

Amounts attributable to AOL Inc.:
Income (loss) from continuing operations	$99.8	$70.6	$(933.9)	$239.5
Discontinued operations, net of tax	71.8	3.4	85.2	7.9

Net income (loss) attributable to AOL Inc.	$171.6	$74.0	$(848.7)	$247.4

Per share information attributable to AOL Inc. common stockholders:
Basic income (loss) per common share from continuing operations	$0.94	$0.67	$(8.76)	$2.27
Discontinued operations, net of tax	0.67	0.03	0.80	0.07

Basic net income (loss) per common share	$1.61	$0.70	$(7.96)	$2.34

Diluted income (loss) per common share from continuing operations	$0.93	$0.67	$(8.76)	$2.27
Discontinued operations, net of tax	0.67	0.03	0.80	0.07

Diluted net income (loss) per common share	$1.60	$0.70	$(7.96)	$2.34

Shares used in computing basic income per common share	106.7	105.8	106.6	105.8

Shares used in computing diluted income per common share	107.3	105.8	106.6	105.8

See accompanying notes.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	September 30, 2010	December 31, 2009
	(unaudited)	(recast)
Assets
Current assets:
Cash and equivalents	$623.3	$143.3
Accounts receivable, net of allowances of $22.8 and $31.4, respectively	285.8	436.1
Prepaid expenses and other current assets	40.5	33.1
Deferred income taxes	211.4	44.7
Assets held for sale	127.8	-
Current assets of discontinued operations	-	30.2

Total current assets	1,288.8	687.4
Property and equipment, net	525.7	700.7
Goodwill	787.5	2,119.1
Intangible assets, net	117.0	210.4
Long-term deferred income taxes	330.5	153.9
Long-term assets of discontinued operations	-	83.8
Other long-term assets	28.5	24.9

Total assets	$3,078.0	$3,980.2

Liabilities and Equity
Current liabilities:
Accounts payable	$79.2	$100.1
Accrued compensation and benefits	96.6	89.0
Accrued expenses and other current liabilities	396.0	398.9
Deferred revenue	109.2	112.6
Current portion of obligations under capital leases	34.9	32.4
Current liabilities of discontinued operations	-	18.4

Total current liabilities	715.9	751.4
Obligations under capital leases	47.7	41.5
Restructuring liabilities	9.0	28.3
Deferred income taxes	9.4	2.4
Long-term liabilities of discontinued operations	-	24.3
Other long-term liabilities	80.7	69.4

Total liabilities	862.7	917.3

Commitments and contingencies (See Note 10)
Equity:
Common stock, $0.01 par value, 106.7 million and 105.8 million shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	1.1	1.1
Additional paid-in capital	3,370.2	3,355.5
Accumulated other comprehensive loss, net	(286.9)	(275.1)
Accumulated deficit for the period subsequent to November 2, 2009	(869.1)	(20.4)

Total AOL Inc. stockholders’ equity	2,215.3	3,061.1
Noncontrolling interest	-	1.8

Total equity	2,215.3	3,062.9

Total liabilities and equity	$3,078.0	$3,980.2

See accompanying notes.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; In millions)

	Nine Months Ended September 30,
	2010	2009
		(recast)
Operations
Net income (loss)	$(848.7)	$247.1
Less: Discontinued operations, net of tax	85.2	7.9

Net income (loss) from continuing operations	(933.9)	239.2
Adjustments for non-cash and non-operating items:
Depreciation and amortization	272.8	304.7
Asset impairments	1,425.1	13.9
Gain on sale of investments	(17.5)	-
Equity-based compensation	27.1	10.5
Amounts related to securities litigation and government investigations, net of recoveries	-	21.0
Other non-cash adjustments	11.3	9.2
Deferred income taxes	(390.8)	(16.0)
Changes in operating assets and liabilities, net of acquisitions	81.5	171.1

Cash provided by continuing operations	475.6	753.6
Cash provided by discontinued operations	10.0	20.3

Cash provided by operations	485.6	773.9

Investing Activities
Investments and acquisitions, net of cash acquired	(116.3)	(16.3)
Capital expenditures and product development costs	(67.7)	(101.8)
Investment activities from discontinued operations	185.6	(2.5)
Other investment proceeds	25.6	1.0

Cash provided (used) by investing activities	27.2	(119.6)

Financing Activities
Principal payments on capital leases	(26.9)	(22.9)
Net distribution to Time Warner	-	(683.5)
Tax withholdings related to net share settlements of restricted stock units	(4.3)	-
Other	-	(9.8)

Cash used by financing activities	(31.2)	(716.2)
Effect of exchange rate changes on cash and equivalents	(5.3)	3.9
Increase (decrease) in cash and equivalents	476.3	(58.0)
Cash and equivalents at beginning of period	147.0	134.7

Cash and equivalents at end of period	623.3	76.7
Less: Cash and equivalents of discontinued operations at end of period	-	12.8

Cash and equivalents of continuing operations at end of period	$623.3	$63.9

Supplemental disclosures of cash flow information
Cash paid for interest	$7.0	$2.9

Cash paid for taxes	$4.0	$204.6

See accompanying notes.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EQUITY

Nine Months Ended September 30, 2010 and 2009

(Unaudited; In millions)

	Common Stock		Divisional Equity	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2008	-	$-	$4,038.6	$-	$(302.4)	$-	$1.5	$3,737.7
Net income	-	-	247.4	-	-	-	(0.3)	247.1
Unrealized gains on derivatives and investments, net of tax	-	-	-	-	(0.8)	-	-	(0.8)
Foreign currency translation adjustments	-	-	-	-	21.5	-	-	21.5

Comprehensive income (loss)	-	-	247.4	-	20.7	-	(0.3)	267.8
Net transactions with Time Warner	-	-	(849.2)	-	-	-	-	(849.2)

Balance at September 30, 2009	-	$-	$3,436.8	$-	$(281.7)	$-	$1.2	$3,156.3

Balance at December 31, 2009	105.8	$1.1	$-	$3,355.5	$(275.1)	$(20.4)	$1.8	$3,062.9
Net loss	-	-	-	-	-	(848.7)	-	(848.7)
Foreign currency translation adjustments	-	-	-	-	(11.8)	-	-	(11.8)

Comprehensive loss	-	-	-	-	(11.8)	(848.7)	-	(860.5)
Deconsolidation of non- controlling interest	-	-	-	-	-	-	(1.8)	(1.8)
Spin-off deferred tax adjustments (See Note 7)	-	-	-	(24.0)	-	-	-	(24.0)
Issuance of common stock in connection with acquisitions	0.7	-	-	18.2	-	-	-	18.2
Amounts related to equity-based compensation, including tax benefits	0.2	-	-	22.9	-	-	-	22.9
Other	-	-	-	(2.4)	-	-	-	(2.4)

Balance at September 30, 2010	106.7	$1.1	$-	$3,370.2	$(286.9)	$(869.1)	$-	$2,215.3

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

Information about Geographical Areas

Revenues in different geographical areas are as follows (in millions):

	Three Months Ended September 30,(a)		Nine Months Ended September 30,(a)
	2010	2009	2010	2009
United States	$521.8	$670.6	$1,647.7	$2,127.5

United Kingdom	23.4	40.9	77.8	119.0
Germany	8.3	13.4	29.5	42.7
France	1.6	14.7	15.9	51.1
Canada	7.9	8.8	26.8	25.4
Other international	0.5	15.5	5.1	45.0

Total international	41.7	93.3	155.1	283.2

Total	$563.5	$763.9	$1,802.8	$2,410.7

(a)	Revenues are attributed to countries based on the location of customers.

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Amendments to Revenue Arrangements with Multiple Deliverables

In October 2009, new guidance was issued related to the accounting for multiple-deliverable revenue arrangements. This new guidance amends the existing guidance for separating consideration in multiple deliverable arrangements and establishes a selling price hierarchy for determining the selling price of a deliverable. This new guidance will become effective for AOL on January 1, 2011. The Company is currently evaluating the impact that the adoption of this new guidance will have on the Company’s revenue recognition policies and results of operations.

NOTE 2—INCOME PER COMMON SHARE

Basic income per common share is calculated by dividing net income attributable to AOL common stockholders by the weighted average number of shares of common stock issued and outstanding during the reporting period. Diluted income per common share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The dilutive effect of outstanding equity-based compensation awards is reflected in diluted income per common share by application of the treasury stock method, only in periods in which such effect would have been dilutive on income from continuing operations. For the three and nine months ended September 30, 2010, the Company had 5.3 million and 5.4 million, respectively, of weighted-average potentially dilutive common shares that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive for those periods.

On November 2, 2009, the Company converted from AOL Holdings LLC, a limited liability company wholly owned by Time Warner, to AOL Inc., a corporation wholly owned by Time Warner. On the distribution date of December 9, 2009, 105.8 million shares of $0.01 par value AOL common stock were distributed to Time Warner shareholders of record as of 5 p.m. on November 27, 2009. This share amount is being utilized for the calculation of basic and diluted income per common share for the three and nine months ended September 30, 2009 as no common stock of the Company existed prior to November 2, 2009 and no dilutive securities of the Company were outstanding during the three and nine months ended September 30, 2009.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table is a reconciliation of basic and diluted income per common share from continuing operations (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss) attributable to AOL Inc. common stockholders	$171.6	$74.0	$(848.7)	$247.4

Shares used in computing basic income per common share	106.7	105.8	106.6	105.8
Dilutive effect of equity-based awards	0.6	-	-	-

Shares used in computing diluted income per common share	107.3	105.8	106.6	105.8

Basic net income (loss) per common share	$1.61	$0.70	$(7.96)	$2.34

Diluted net income (loss) per common share	$1.60	$0.70	$(7.96)	$2.34

NOTE 3—GOODWILL

A summary of changes in the Company’s goodwill during the nine months ended September 30, 2010 is as follows (in millions):

	Gross Goodwill	Impairments	Net Goodwill
December 31, 2009	$36,329.8	$(34,210.7)	$2,119.1
Acquisitions, dispositions and adjustments	101.2	-	101.2
Impairments	-	(1,414.4)	(1,414.4)
Translation and other adjustments	(18.4)	-	(18.4)

September 30, 2010	$36,412.6	$(35,625.1)	$787.5

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

During the second quarter of 2010, the Company entered into an agreement to sell its ICQ operations and the Company completed the sale of substantially all of its assets of Bebo, Inc. (“Bebo”). In addition, subsequent to the Company’s announcement on April 28, 2010 of its financial results for the three months ended March 31, 2010, the Company experienced a significant decline in its stock price, and the Company’s stock price continued to trend lower. As of June 30, 2010, the Company’s stock price had declined 26% from its closing stock price on April 27, 2010. The Company determined that these events occurring in the second quarter of 2010 constituted substantive changes in circumstances that would more likely than not reduce the fair value of the Company’s single reporting unit below its carrying amount. Accordingly, the Company tested its goodwill for impairment as of June 30, 2010 (the “interim testing date”).

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In determining the fair value of the Company’s sole reporting unit for the interim impairment analysis, the Company used a market-based approach, as the primary input in this approach was a quoted market price in an active market. To determine the estimated fair value of the Company’s sole reporting unit, the Company calculated its market capitalization based on its stock price and adjusted it by a control premium of 25%. The premium used to arrive at a controlling interest equity value was determined based on values observed in recent market transactions. Based on the Company’s interim impairment analysis as of June 30, 2010, the carrying value of the Company’s single reporting unit exceeded its fair value. Accordingly, step two of the goodwill impairment test was performed. In performing step two of the goodwill impairment test, the Company utilized significant unobservable inputs, including the control premium and the valuation of the Company’s unrecognized intangible assets, which overall causes the determination of the implied fair value of goodwill to fall within level three of the GAAP fair value hierarchy. As a result of the step two evaluation, the Company recorded a goodwill impairment charge of $1,414.4 million during the second quarter of 2010.

While changes in circumstances requiring an interim goodwill impairment test have not been identified for the three months ended September 30, 2010, the Company will continue to monitor these circumstances, such as disposition activity, stock price declines or changes in forecasted cash flows in future periods. If the fair value of the Company’s reporting unit declines below the carrying value in the future, additional goodwill impairment charges may be incurred.

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

This business was acquired to attract and engage more Internet users and drive high volumes of video content production through StudioNow’s platform, which, along with market conditions at the time of acquisition, contributed to a purchase price that resulted in the allocation of a significant portion of the purchase price to goodwill. AOL recognized $26.7 million of goodwill (which is not deductible for tax purposes) and $4.3 million of intangible assets related to this acquisition. The intangible assets related to this acquisition consist of technology acquired, customer relationships, trade names and other assets to be amortized on a straight-line basis over a period of three years. The results of operations of StudioNow from the acquisition date through September 30, 2010 were not material to the Company’s consolidated financial statements.

Acquisitions of 5 Minutes Ltd., Thing Labs, Inc. and TechCrunch, Inc.

On September 28, 2010, the Company completed the acquisition of 5 Minutes Ltd. (“5min Media”), a company that provides a syndication platform for web-based videos, for a purchase price of $64.7 million net of cash acquired. The acquisition offers AOL and partners significant web distribution, which, along with market conditions at the time of acquisition, contributed to a purchase price that resulted in the allocation of a significant portion of the purchase price to goodwill. AOL preliminarily recorded $49.5 million of goodwill (which is not deductible for tax purposes) and $20.0 million of intangible assets related to this acquisition.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company also completed two other acquisitions in the third quarter of 2010. The aggregate purchase price of these acquisitions was $32.4 million net of cash acquired. On September 28, 2010, the Company completed the acquisition of Thing Labs, Inc. (“Thing Labs”), a company that produces software to simplify the creation and sharing of web content. This acquisition will allow the Company to continue its initiative to provide consumers with the best venues to discover and share content. On September 29, 2010, the Company completed the acquisition of TechCrunch, Inc. (“TechCrunch”), a company that owns and operates a network of websites dedicated to technology news, information and analysis. This business was acquired to enhance AOL’s offerings of high-quality, technology-oriented content. These factors, along with market conditions at the time of acquisition, contributed to purchase prices that resulted in the allocation of a significant portion of such purchase prices to goodwill. AOL preliminarily recorded $27.4 million of goodwill (which is not deductible for tax purposes) and $3.2 million of intangible assets related to these acquisitions.

The intangible assets associated with these three acquisitions consist primarily of acquired technology and customer relationships to be amortized on a straight-line basis over a weighted average period of approximately five years and other intangible assets to be recognized over a weighted average period of approximately four years. The assets and liabilities recorded for each of these three acquisitions were based on preliminary valuations and the estimates and assumptions are subject to change as the Company obtains additional information during the respective measurement periods. The primary areas that are not yet finalized relate to analysis of acquired deferred tax assets and residual goodwill. As such, the measurement of identifiable assets acquired and liabilities assumed has not been finalized.

In addition to the purchase prices paid for these acquired businesses, the Company agreed to pay up to $23.1 million in aggregate to certain employees of the acquired companies over the next three years contingent on their future service to AOL. The payments of up to $23.1 million will be recognized as compensation expense on an accelerated basis over a requisite service period of up to three years. The results of operations for the three acquired companies from the respective acquisition dates through September 30, 2010 were not material to the Company’s financial statements. Additionally, the results of operations for the acquired companies prior to the acquisition date were not material.

Disposition-Related Activities

On February 26, 2010, the Company sold buy.at to Digital Window Limited for $16.4 million in net cash. The Company recorded a pre-tax loss on this sale of $18.6 million, calculated as the excess of the carrying value of the net assets sold (including goodwill allocated to the sale of $12.6 million) over the cash proceeds, net of transaction costs. Due primarily to the Company’s ability to utilize a portion of the capital loss deferred tax asset generated by the sale of buy.at to offset capital gains, the Company recorded an income tax benefit on the sale of buy.at of $25.5 million for the nine months ended September 30, 2010. The financial condition, results of operations and cash flows of buy.at have been reflected as discontinued operations for all periods presented. The results of operations of buy.at were not material to the Company’s consolidated financial statements.

As discussed above, the sale of buy.at generated a capital loss deferred tax asset in the United States of $65.9 million. As a result of the Company’s disposition activity to date, $18.8 million of the deferred tax asset is expected to be utilized to offset capital gains generated during the nine months ended September 30, 2010; however, significant uncertainty exists regarding the future realization of the remaining portion of this deferred tax asset. Accordingly, the valuation allowance associated with this deferred tax asset as of September 30, 2010 was $47.1 million. If in the future the Company believes that it is more likely than not that all or an additional portion of this deferred tax asset will be realized, a reduction in the valuation allowance will be recognized in the statement of operations for that respective period.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On June 16, 2010, the Company sold substantially all the assets of Bebo, resulting in a pre-tax loss of approximately $1.8 million. The Company expects to treat the common stock of Bebo as worthless for U.S. income tax reporting purposes in its 2010 consolidated U.S. federal income tax return. The Company’s current estimated U.S. income tax basis in Bebo is $756.8 million. As a result of the worthless stock deduction for the common stock of Bebo under U.S. income tax law, and in order to recognize the book and tax basis differences associated with its investment in Bebo, the Company recorded a deferred tax asset and corresponding income tax benefit of $299.5 million as of and for the nine months ended September 30, 2010. Following this transaction, the Company expects to continue to generate advertising revenues on AOL Properties from customers who previously purchased advertising on Bebo properties and accordingly, under the accounting guidance for presentation of financial statements, the financial condition, results of operations and cash flows of Bebo have not been reflected as discontinued operations.

On July 8, 2010, the Company completed the sale of its ICQ operations (“ICQ”) for $187.5 million in cash (subject to working capital adjustments). ICQ provides online instant messaging services and products, as well as software related to such services and products, primarily to international online consumers. The Company recorded a pre-tax gain on this sale of $119.6 million within discontinued operations in the third quarter of 2010. The Company believes that any working capital adjustments to the sales price will be finalized no later than the first quarter of 2011 and could result in an adjustment to the recorded gain, which we do not expect to be material. Sales proceeds included $5.4 million which was allocated to the Company’s obligation to provide certain network infrastructure related services to the buyer. This amount has been deferred and will be recognized as other income when the obligation is fulfilled, which is expected to occur in the first half of 2011. If the obligation to provide certain network infrastructure services cannot be fulfilled within twelve months of the date of sale, the buyer potentially has the right to claim losses under the agreement with us, which would be subject to a cap of $28.1 million. No claims associated with this right are expected as the Company expects to fulfill the performance obligation within the allotted time frame.

From a tax perspective, $40.5 million of the gain related to the sale of ICQ qualifies as a capital gain, which is being offset by a portion of the capital loss deferred tax asset recorded in connection with the sale of buy.at. The financial condition, results of operations and cash flows of ICQ have been reflected as discontinued operations for all periods presented. The results of operations of ICQ were not material to the Company’s consolidated financial statements.

During the third quarter of 2010, the Company sold its investment in Kayak Software Corporation for $18.9 million in net cash proceeds. The Company recorded a pre-tax gain of $17.5 million on this sale in the third quarter of 2010 within “Other income, net” in the consolidated financial statements.

During the third quarter of 2010, the Company entered into a non-binding letter of intent to sell a portion of its campus in Dulles, Virginia referred to as “Pacific Corporate Park” for a sales price of $144.5 million in cash. While the sale is not expected to be completed until the fourth quarter of 2010, the assets associated with Pacific Corporate Park met the criteria for presentation as assets held for sale as of September 30, 2010. Accordingly, the carrying value of the assets associated with Pacific Corporate Park is presented as “Assets held for sale” on the consolidated balance sheet as of September 30, 2010.

In accordance with the accounting guidance for property, plant and equipment, assets held for sale are measured at the lower of the carrying value or fair value less costs to sell. Upon meeting the assets held for sale criteria, the Company determined the carrying value of the Pacific Corporate Park assets exceeded the fair value less costs to sell. As a result, an impairment charge of $6.2 million was recorded within costs of revenues during the third quarter of 2010. The binding agreement for the sale was signed on October 29, 2010. The Company does not expect to record a significant gain or loss upon completion of this sale.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Summary of Discontinued Operations

Discontinued operations for the three and nine months ended September 30, 2010 and 2009 reflect the financial condition, results of operations and cash flows of buy.at and ICQ. The consolidated statement of operations for the nine months ended September 30, 2010 includes the results of operations of buy.at for the period from January 1, 2010 through the sale date of February 26, 2010, the pre-tax loss on the sale of buy.at and the income tax benefit associated with the capital loss deferred tax asset generated by the buy.at sale. The consolidated statements of operations for the three and nine months ended September 30, 2010 include the results of operations of ICQ through the sale date of July 8, 2010 and the gain on the sale of ICQ. Financial data for discontinued operations for the three and nine months ended September 30, 2010 and 2009 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total revenues	$0.7	$12.9	$19.9	$37.0

Pre-tax income (before gain on sale of business)	0.7	5.4	9.5	14.9
Net gain on sale of businesses	119.7	-	101.0	-
Income tax provision	(48.6)	(2.0)	(25.3)	(7.0)

Net income attributable to AOL Inc.	$71.8	$3.4	$85.2	$7.9

Long-term assets of discontinued operations include goodwill of $65.1 million as of December 31, 2009, allocated based on the estimated fair values of the discontinued operations relative to the estimated fair value of AOL’s sole reporting unit.

Search Agreement with Google, Inc.

Google Inc. (“Google”) is, except in certain limited circumstances, the exclusive web search provider for AOL Properties. The Company extended its search partnership with Google for an additional five year period until December 31, 2015. The majority of the revised terms in this agreement take effect on January 1, 2011. In connection with these search services, Google provides the Company with a share of the revenue generated through paid text-based search and contextual advertising on AOL Properties.

NOTE 5—OTHER FINANCING ARRANGEMENTS

Senior Secured Revolving Credit Facility

On December 9, 2009, in connection with the spin-off, the Company entered into a secured credit agreement (the “Credit Agreement”) for a 364-day $250.0 million senior secured revolving credit facility (the “Revolving Credit Facility”), for use, as necessary, for general corporate purposes. On September 30, 2010 (the “Termination Date”), the Company terminated its Revolving Credit Facility based on an analysis of the Company’s cash balance at that date and projected cash flows from operations. From December 9, 2009 through the Termination Date, the Company did not borrow under the terms of the Revolving Credit Facility. The Revolving Credit Facility was set to expire on December 8, 2010 and the Company did not pay any penalties as a result of the early termination.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Time Warner guaranteed all of the Company’s obligations under the Revolving Credit Facility, pursuant to a guarantee dated as of December 9, 2009 (the “Time Warner Guarantee”). In connection with the termination of the Revolving Credit Facility, the Time Warner Guarantee also terminated. The Company continues to engage in certain lease guarantees and other transactions with Time Warner. See “Note 13” to the Company’s audited consolidated financial statements in our Annual Report for additional information on these transactions.

In relation to the Revolving Credit Facility, the Company and each of the Company’s material, wholly owned domestic subsidiaries entered into a Security Agreement in favor of Bank of America, N.A., as collateral agent (the “Security Agreement”), for the benefit of the secured parties thereunder. In connection with the termination of the Revolving Credit Facility, the Security Agreement also terminated.

NOTE 6—INCOME TAXES

The Company reported income from continuing operations before income taxes of $94.4 million for the three months ended September 30, 2010. During the three months ended September 30, 2010, the Company recognized $7.1 million of benefit related to the recognition of tax credits and a release of a valuation allowance as a result of a tax planning strategy completed during the quarter. The Company also recognized a benefit of $3.8 million related to return-to-provision adjustments. As a result of these discrete items and the effect of the goodwill impairment charge (which was recorded in the second quarter of 2010 and the majority of which is non-deductible for income tax purposes) on the Company’s annual effective tax rate, the effective tax rate for the three months ended September 30, 2010 is significantly lower than the statutory U.S. federal income tax rate of 35.0%.

The Company’s effective tax rate for income from continuing operations was a benefit of 5.7% for the three months ended September 30, 2010, as compared to an effective tax rate of 40.5% for the three months ended September 30, 2009. The effective tax rate for the three months ended September 30, 2010 differed from the statutory U.S. federal income tax rate of 35.0% and the effective tax rates for the three months ended September 30, 2009 primarily due to the effect of the goodwill impairment charge and the impact of foreign losses on the annual effective tax rate, as well as the impact of the discrete items in the quarter discussed above.

The Company recorded a loss from continuing operations before income taxes of $1,173.3 million for the nine months ended September 30, 2010. Included in the loss for the nine months ended September 30, 2010 was a goodwill impairment charge of $1,414.4 million. In addition, the Company recorded an income tax benefit for the nine months ended September 30, 2010 of $239.4 million, of which $299.5 million for the nine months ended September 30, 2010 is related to a deferred tax asset associated with the Bebo worthless stock deduction. This deferred tax asset is expected to be used to offset future ordinary income and capital gains of the Company, which is expected to ultimately result in cash tax savings by offsetting future U.S. federal and state income tax obligations through the worthless stock deduction. As a result of the Bebo worthless stock deduction and the discrete items during the three months ended September 30, 2010 discussed above, the effective tax rate for the nine months ended September 30, 2010 is significantly lower than the statutory U.S. federal income tax rate of 35.0%.

The Company’s effective tax rate for income from continuing operations for the nine months ended September 30, 2010, including the effect of the deferred tax asset related to the worthless stock deduction and the goodwill impairment charge, was 20.4% as compared to 41.9% for the nine months ended September 30, 2009. The effective tax rate for the nine months ended September 30, 2010 differed from the statutory U.S. federal income tax rate of 35.0% and the effective tax rates for the nine months ended September 30, 2009 primarily due to the worthless stock deduction and the discrete items during the three months ended September 30, 2010 discussed above, partially offset by the effect of the goodwill impairment charge.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2010, the Company recorded an income tax expense on discontinued operations of $48.6 million and $25.3 million, respectively. Included in the income tax expense for the three and nine months ended September 30, 2010 is an income tax expense of $47.2 million related to the gain on the sale of ICQ. Also, included in the income tax expense for the nine months ended September 30, 2010 is a benefit of $25.5 million recorded in connection with the sale of buy.at, primarily related to the $18.8 million utilization of the capital loss deferred tax asset. See “Note 4” for additional information on the sale of buy.at and related capital loss deferred tax assets.

NOTE 7—STOCKHOLDERS’ EQUITY

As of September 30, 2010, 106,744,035 shares of common stock were issued and outstanding. No dividends were declared or paid for the three and nine months ended September 30, 2010.

On January 22, 2010, the Company issued 594,749 shares of AOL common stock as consideration for the acquisition of StudioNow, Inc. On January 29, 2010, the Company issued 173,078 shares of AOL common stock to Polar Capital Group, LLC, in partial satisfaction of its contractual obligation to return the CEO’s initial investment of approximately $4.5 million in Patch Media Corporation (“Patch”), which arose from its acquisition of Patch on June 10, 2009. On July 16, 2010, the Company issued 21,779 shares of AOL common stock to Polar Capital Group, LLC, in final satisfaction of the Company’s contractual obligation to return the CEO’s initial investment in Patch.

Under the terms of the Company’s tax matters agreement with Time Warner, amounts payable or receivable to Time Warner prior to the spin-off were reflected as adjustments to divisional equity. During the nine months ended September 30, 2010, the Company adjusted its deferred tax assets, income tax benefit and estimated amount payable to Time Warner for taxes prior to the spin-off and these adjustments resulted in a $24.0 million reduction to additional paid-in capital.

NOTE 8—EQUITY-BASED COMPENSATION

Pursuant to the Company’s Amended and Restated 2010 Stock Incentive Plan, or “2010 SIP”, stock options are granted to employees, advisors and non-employee directors of AOL with exercise prices equal to the quoted market value of the common stock at the date of grant. Generally, the stock options vest ratably over a four year vesting period and expire ten years from the date of grant. Certain stock option awards provide for accelerated vesting upon an election to retire after reaching a specified age and years of service, as well as certain additional circumstances for non-employee directors.

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Upon the (i) exercise of a stock option award, (ii) vesting of a RSU or (iii) grant of restricted stock, shares of AOL common stock are issued from authorized but unissued shares or from treasury stock. At both September 30, 2010 and December 31, 2009, the Company did not have any shares of treasury stock.

Equity-Based Compensation Expense

Compensation expense recognized by AOL related to its equity-based compensation plan and for its participation in Time Warner’s equity-based compensation plans, prior to the spin-off, is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock options	$4.0	$0.8	$12.5	$3.3
RSUs and performance stock units (PSUs)(a)	4.3	1.9	14.6	7.2

Total equity-based compensation expense	$8.3	$2.7	$27.1	$10.5

Tax benefit recognized	$3.3	$1.1	$10.8	$4.5

(a)	AOL has only granted RSUs to employees. Prior to the spin-off, Time Warner granted RSUs and PSUs to AOL employees.

As of September 30, 2010, the Company had 5.7 million stock options and 3.2 million RSUs outstanding to employees, advisors and non-employee directors. The weighted-average exercise price of the stock options and the weighted-average grant date fair value of the RSUs outstanding as of September 30, 2010 were $22.43 and $23.42, respectively.

As of September 30, 2010, total unrecognized compensation cost related to unvested AOL stock option awards, without taking into account expected forfeitures, was $39.7 million and is expected to be recognized over a weighted-average period of approximately 2.8 years. Total unrecognized compensation cost as of September 30, 2010 related to unvested RSUs, without taking into account expected forfeitures, was $62.7 million and is expected to be recognized over a weighted-average period of approximately 3.2 years.

Stock Options

The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value AOL stock options at their grant date:

Nine Months Ended September 30, 2010
Expected volatility	40.1%
Expected term to exercise from grant date	5.38 years
Risk-free rate	2.6%
Expected dividend yield	0%

NOTE 9—RESTRUCTURING COSTS

In connection with the Company’s restructuring initiatives, the Company incurred ($0.4) million and $34.1 million in restructuring costs for the three and nine months ended September 30, 2010, respectively, and incurred $10.2 million and $82.9 million in restructuring costs for the three and nine months ended September 30, 2009, respectively, to better align its organizational structure and costs with its strategy. These costs related to voluntary and involuntary employee terminations, facility closures and contract termination costs. Employee

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

termination costs were attributable to terminations of employees ranging from senior executives to line personnel. The restructuring costs that the Company expects to incur during the remainder of 2010 in connection with these initiatives are not significant.

A summary of AOL’s restructuring activity for the nine months ended September 30, 2010 is as follows (in millions):

	Employee Terminations	Other Exit Costs	Total
Liability at December 31, 2009	$108.1	$28.3	$136.4
Net accruals	19.1	15.0	34.1
Foreign currency translation and other adjustments	(6.6)	0.7	(5.9)
Cash paid	(93.5)	(17.5)	(111.0)

Liability at September 30, 2010	$27.1	$26.5	$53.6

At September 30, 2010, of the remaining liability of $53.6 million, $44.6 million was classified as a current liability within accrued expenses and other current liabilities, with the remaining $9.0 million classified as a long-term liability in the consolidated balance sheet. Amounts classified as long-term are expected to be paid through 2014.

NOTE 10—COMMITMENTS AND CONTINGENCIES

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the court’s order, AOL filed a modified 12(c) motion on February 24, 2010. On March 2, 2010, plaintiffs’ counsel withdrew a motion seeking to have two additional class representatives intervene in this action. On March 17, 2010, the plaintiffs filed a Writ of Mandamus with the Ninth Circuit challenging the District Court’s recent ruling. On April 13, 2010, the plaintiffs filed a motion seeking a stay of all proceedings until November 2010. On June 17, 2010, the Ninth Circuit denied the plaintiffs’ Writ of Mandamus, holding that plaintiffs had failed to demonstrate why they cannot seek a final judgment in this matter and then pursue an appeal of the relevant matters thereafter. The District Court then cancelled the hearing on all pending motions, which had been rescheduled for June 22, 2010. On June 23, 2010, the District Court ruled on AOL’s motion to dismiss plaintiffs’ claims, as well as plaintiffs’ motion to stay discovery. The Court dismissed one of the claims (California Consumer Records Act) and denied plaintiffs the ability to refile, and dismissed a second claim (California Consumers Legal Remedies Act) without prejudice. The Court also denied AOL’s motion to dismiss the claims under the California False Advertising Law and the California Unfair Competition Law. The Court also denied plaintiffs’ motion to stay discovery. Plaintiffs filed their motion for class certification on September 14, 2010, and AOL filed its opposition on October 5, 2010. Discovery is currently scheduled to conclude on November 5, 2010 and trial has been set for November 2011. The Company intends to defend against this lawsuit vigorously.

In addition to the matter listed above, AOL is a party to a variety of legal proceedings that arise in the normal course of business. While the results of such normal course legal proceedings cannot be predicted with certainty, management believes that, based on current knowledge, the final outcome of the current pending matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Regardless of the outcome, legal proceedings can have an adverse effect on the Company because of defense costs, diversion of management resources and other factors.

NOTE 11—SEGMENT INFORMATION

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

Subsequent to the court’s order, AOL filed a modified 12(c) motion on February 24, 2010. On March 2, 2010, plaintiffs’ counsel withdrew a motion seeking to have two additional class representatives intervene in this action. On March 17, 2010, the plaintiffs filed a Writ of Mandamus with the Ninth Circuit challenging the District Court’s recent ruling. On April 13, 2010, the plaintiffs filed a motion seeking a stay of all proceedings until November 2010. On June 17, 2010, the Ninth Circuit denied the plaintiffs’ Writ of Mandamus, holding that plaintiffs had failed to demonstrate why they cannot seek a final judgment in this matter and then pursue an appeal of the relevant matters thereafter. The District Court then cancelled the hearing on all pending motions, which had been rescheduled for June 22, 2010. On June 23, 2010, the District Court ruled on AOL’s motion to dismiss plaintiffs’ claims, as well as plaintiffs’ motion to stay discovery. The Court dismissed one of the claims (California Consumer Records Act) and denied plaintiffs the ability to refile, and dismissed a second claim (California Consumers Legal Remedies Act) without prejudice. The Court also denied AOL’s motion to dismiss the claims under the California False Advertising Law and the California Unfair Competition Law. The Court also denied plaintiffs’ motion to stay discovery. Plaintiffs filed their motion for class certification on September 14, 2010, and AOL filed its opposition on October 5, 2010. Discovery is currently scheduled to conclude on November 5, 2010 and trial has been set for November 2011. The Company intends to defend against this lawsuit vigorously.

In addition to the matter listed above, we are a party to a variety of legal proceedings that arise in the normal course of our business. While the results of such normal course legal proceedings cannot be predicted with certainty, management believes that, based on current knowledge, the final outcome of the current pending matters will not have a material adverse effect on our financial position, results of operations or cash flows. Regardless of the outcome, legal proceedings can have an adverse effect on the Company because of defense costs, diversion of management resources and other factors. See “Item 1A—Risk Factors—Risks Relating to Our Business—If we cannot continue to enforce and protect our intellectual property rights, our business could be

AOL INC.

PART II. OTHER INFORMATION

adversely affected” and “Item 1A—Risk Factors—Risks Relating to Our Business—We have been, and may in the future be, subject to claims of intellectual property infringement that could adversely affect our business” included in our Annual Report.

ITEM	1A. RISK FACTORS

The following Risk Factors have been included as a result of the Company’s extension of its search partnership with Google and the termination of the Company’s secured revolving credit facility and should be read in conjunction with the Risk Factors set forth in “Item 1A—Risk Factors,” in the Annual Report.

We are dependent on a third-party search provider.

We do not own or control a general text-based web search service. Instead, Google is, except in certain limited circumstances, the exclusive web search provider for AOL Properties. For the nine months ended September 30, 2010, search and contextual advertising revenues comprised approximately one-third of our total advertising revenues. Changes that Google has made and may unilaterally make in the future to its search service or advertising network, including changes in pricing, algorithms or advertising relationships, could adversely affect our advertising revenues. Furthermore, except in certain limited circumstances, we have agreed to use Google’s algorithmic search and sponsored links on an exclusive basis in the United States through December 31, 2015.

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

While subsequent to our separation from Time Warner we have funded our ongoing working capital, capital expenditure and financing requirements through cash flows from operations, we may require additional financing in the future. Our ability to obtain future financing will depend on, among other things, our financial condition and results of operations as well as the condition of the capital markets or other credit markets at the time we seek financing. We currently do not have any ratings from the credit rating agencies, so our access to the capital markets may be limited. Time Warner provided a guarantee of our previous revolving credit facility in order to facilitate its arrangement in connection with the spin-off. However, Time Warner will not provide guarantees with respect to our future financings, and without the benefit of such guarantee, we may not be able to obtain future financing on terms acceptable to us in a timely manner, or at all. Our ability to fund our working capital, capital expenditure and financing requirements in the future may be adversely affected if we are unable to obtain a new credit facility or other financing on acceptable terms. If we are unable to enter into the necessary financing arrangements or sufficient funds are not available on acceptable terms when required, we may not have sufficient liquidity and our business may be adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 16, 2010, we issued 21,779 shares of AOL common stock to Polar Capital Group, LLC, in final satisfaction of our remaining contractual obligation to return our Chief Executive Officer’s initial investment in Patch, which arose from our acquisition of Patch on June 10, 2009. The shares represent a portion of the total consideration held in escrow for a one-year escrow period from the date of acquisition and were issued pursuant to an exemption from the registration requirements of the Securities Act as provided by Section 4(2).

AOL INC.

PART II. OTHER INFORMATION

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

AOL INC.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 2010.

AOL INC.

By	/s/ ARTHUR MINSON
Name:	Arthur Minson
Title:	Executive Vice President and Chief Financial and Administrative Officer

AOL INC.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Twenty-Ninth Amendment to Amended and Restated Interactive Marketing Agreement between AOL Inc. and Google Inc. (“IMA”), dated July 30, 2010 and effective July 1, 2010.*

10.2	Thirtieth Amendment to IMA, dated September 1, 2010.*

10.3	Letter Agreement between AOL Inc., Polar Capital Group, LLC and Polar News Company, LLC, dated July 16, 2010.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.†

*	An application for confidential treatment for selected portions of this agreement has been filed with the Securities and Exchange Commission.

†	This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.