Form 10-K
period 2010-12-31
AOL Inc.
filed 2011-02-25
CIK 1468516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based upon the closing price of such shares on the New York Stock Exchange on June 30, 2010) was approximately $2.2 billion. As of February 18, 2011, the number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding was 106,889,587.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report is incorporated by reference from the Registrant’s proxy statement to be filed pursuant to Regulation 14A with respect to the Registrant’s 2011 Annual Meeting of Stockholders to be held on May 25, 2011.

AOL INC.

i

AOL INC.

ii

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding business strategies, market potential, future financial performance and other matters. Words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “will,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. These forward-looking statements are based on management’s current expectations and beliefs about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances. Except as required by law, we are under no obligation to, and expressly disclaim any obligation to, update or alter any forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.

Various factors could adversely affect our operations, business or financial results in the future and cause our actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in “Item 1A—Risk Factors”. In addition, we operate a web services company in a highly competitive, rapidly changing and consumer and technology-driven industry. This industry is affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. Our actual results could differ materially from management’s expectations because of changes in such factors.

Further, lower than expected market valuations associated with our cash flows and revenues may result in our inability to realize the value of recorded intangibles and goodwill. In addition, achieving our business and financial objectives, including growth in operations and maintenance of a strong balance sheet and liquidity position, could be adversely affected by the factors discussed or referenced in “Item 1A—Risk Factors” as well as, among other things:

•	changes in our plans, strategies and intentions;

•	our ability to attract and retain key employees;

•	the success of any cost reductions, restructuring actions or similar efforts, including with respect to any associated savings, charges or other amounts;

•	the impact of significant acquisitions, dispositions and other similar transactions;

•	the failure to meet earnings expectations;

•	asset impairments;

•	decreased liquidity in the capital markets;

•	our ability to access the capital markets for debt securities or bank financings; and

•	the impact of “cyber warfare” or terrorist acts and hostilities.

References in this Annual Report to “we,” “us,” the “Company,” and “AOL” refer to AOL Inc., a Delaware corporation.

ITEM 1.	BUSINESS

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

Our Relationship with Time Warner

Since the spin-off, our Company and Time Warner have operated independently, and neither has any ownership interest in the other. In order to govern certain of the ongoing relationships between us and Time Warner after the spin-off and to provide mechanisms for orderly transition, we and Time Warner entered into agreements pursuant to which certain services and rights were provided for following the spin-off, and we and Time Warner have agreed to indemnify each other against certain liabilities arising from our respective businesses.

Restructuring

We continue to undertake various restructuring activities in an effort to better align our organizational structure and costs with our strategy. We reduced our total workforce by nearly one-third in connection with a significant restructuring initiative that was largely completed during the first quarter of 2010, prior to hiring new employees in areas of strategic focus. In connection with our restructuring activities, we have ceased or reduced our operations in a number of countries.

Background

Historically, our primary strategic focus was our dial-up Internet access services business which operated one of the largest Internet subscription access services in the United States. As broadband penetration in the United States increased, we experienced a decline, which we continue to experience, in subscribers to our access service. At the same time, online advertising experienced significant growth. In 2006, we fundamentally shifted the primary strategic focus of our business from generating subscription access revenues to attracting and engaging Internet consumers and generating advertising revenues. In connection with this shift, we began offering the vast majority of our content, products and services to consumers for free in an effort to attract and engage a broader group of consumers. Since 2006, we also have essentially eliminated our marketing and distribution of the software necessary for consumers to utilize the dial-up service. Although our primary strategic focus has shifted, our subscription access service remains an important source of our total revenues and cash flows.

Our strategy is focused primarily on attracting and engaging Internet consumers by creating high quality content, products and services at scale and generating advertising revenues, with our subscription access service managed as a valuable distribution channel for our content, product and service offerings.

Our Strategic Initiatives

Consistent with our strategic shift to a business focused primarily on generating advertising revenues, we are in the midst of executing a multi-year strategic plan to reinvigorate growth in our revenues and profits by taking advantage of the continuing migration of advertising, commerce and information to the Internet. Our strategy is to focus our resources on AOL’s core competitive strengths in web and local content production, consumer applications, advertising and paid services while expanding the distribution of our content, product and service offerings on multiple platforms and digital devices, including on portable wireless devices such as smartphones and tablets (e.g., iPhone, iPad, Android-based devices and Blackberry). We aim to reinvigorate AOL’s culture and brand by prioritizing the consumer experience, making greater use of data-driven insights and encouraging innovation, including through initiatives in AOL Ventures. We are also actively supplementing our business strategy through targeted acquisitions and dispositions. Particular areas of strategic emphasis include:

•

Enhancing Our Content Brands. We are enhancing our brands by providing relevant and engaging online consumer content by focusing on the creation and distribution of original content produced by us and through strategic partnerships as well as the distribution of content produced by third parties.

•

Pursuing Local Internet Opportunities. We believe that there are significant opportunities for growth in the area of local content, platforms and services, by providing comprehensive content covering all geographic areas from local neighborhoods to major metropolitan areas. By enhancing these local internet offerings we seek to provide consumers with a comprehensive local experience.

•

Providing Innovative Consumer Applications. We seek to increase the reach of and engagement on our established consumer applications (including communications offerings such as our e-mail products and instant messaging applications) on multiple platforms and digital devices.

•

Increasing Advertising Sales on Our Own Properties and Growing the Third Party Network. We seek to deepen our relationships with existing advertisers and attract new advertisers by providing them with effective and efficient means of reaching our consumers. In addition, we seek to grow the number of publishers and advertisers utilizing our third-party advertising network by providing an open, transparent and easy-to-use advertising system that offers unique and valuable insights to our publishers and advertisers. As a part of our sales initiatives, we include incentive programs as needed to drive new sales initiatives and products deemed necessary for the growth of our business.

•

Becoming a Consumer-Friendly Retailer of Subscription Products and Services. We seek to develop, test and market new subscription products that are owned by us and by third parties. To facilitate this goal, we launched the initial phase of a single consumer-facing platform in 2010 that allows us to manage and distribute these additional products. In 2011, we plan on launching the next phase of this single, consumer-facing platform as a means of further improving the management, marketing and distribution of these products.

Business Overview

Our business operations are focused on the following:

•

AOL Properties. We seek to be a leading online publisher of relevant and engaging online content and provider of engaging consumer products and services, by utilizing open and highly scalable publishing platforms and content management systems. In addition, we have extended and continue to extend the reach of our offerings to a consumer audience on multiple platforms and digital devices. AOL Properties include our owned and operated content, products and services in the Content, Local, Paid Services and Consumer Applications strategy areas in addition to our AOL Ventures offerings. AOL Properties also include co-branded websites owned by third parties for which certain criteria have been met, including that the Internet traffic has been assigned to us. We generate advertising revenues from AOL Properties through the sale of display advertising and search and contextual advertising. We offer numerous types of display advertising, including text and banner advertising, mobile, video and rich media advertising, sponsorship of content offerings, local and classified advertising and audience targeting opportunities.

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

Global consumers are increasingly accessing and using the Internet through devices other than personal computers, such as smartphones and tablet computers. In addition, social networking is becoming a more popular form of communication for global consumers on the Internet. As a result, we seek to ensure that our content, products and services are available on digital devices as well as social networks so that our consumers can readily access and use our content, products and services.

•

Third Party Network. We also generate advertising revenues through the sale of advertising on third-party websites, which we refer to as the “Third Party Network.” Our mission is to provide an open and transparent advertising system that is easy-to-use and offers our publishers and advertisers unique and valuable insights. We seek to grow the number of publishers and advertisers utilizing the Third Party Network.

We market our offerings to advertisers on both AOL Properties and the Third Party Network under the brand “AOL Advertising.” We market our offerings to publishers on the Third Party Network under the brand “Advertising.com” and also market offerings as video advertisements distributed through goviral and 5 Minutes Ltd.

AOL Properties

AOL Media Offerings

AOL Media offerings include original content produced through our large network of content creators, which includes professional journalists from new and traditional media, freelance writers and bloggers, content we license from third parties and aggregations of user-generated content. Our content offerings are made available to broad audiences through sites such as the AOL.com homepage, as well as to niche audiences on highly-targeted, branded properties, such as Engadget, TechCrunch, PopEater, Moviefone, AOL Shopping, AOL Autos, AOL Travel, AOL Real Estate, MapQuest and StyleList. Additionally, we seek to enter joint ventures and strategic partnerships with third parties with established brands in an effort to expand our content offerings. To facilitate the intake, creation, management and publication of original content, we utilize publishing platforms and content management systems that are designed to scale in a cost-effective manner in order to produce a large variety of relevant content for consumers. Our Seed.com platform allows writers and photographers to submit original content for our professional editors to review and possibly publish on AOL Properties or on third party sites.

In 2010, we completed several acquisitions to increase the production and distribution of video on AOL Media properties. Our acquisition of StudioNow, Inc. in the first quarter of 2010 provides us with a video content management system and network of professional videographers that has allowed us to increase the amount of original video we create. Our acquisition of 5 Minutes Ltd. in the third quarter of 2010 provides us with additional video content and a syndication platform for web-based videos that enhances our ability to distribute content.

On February 6, 2011, we entered into a definitive agreement to acquire TheHuffingtonPost.com, Inc. (“The Huffington Post”). We believe that our acquisition of The Huffington Post will solidify our strategy of creating a global content network while providing our consumers with an array of news, analysis, commentary and entertainment.

Local

We seek to be a leading provider of local content, platforms and services covering geographic levels ranging from neighborhoods to major metropolitan areas. We have developed and acquired platforms that are designed to facilitate the production, aggregation, distribution and consumption of local content. This local content includes professional editorial content, user-generated content and business listings. Our goal is to provide a compelling, accessible and comprehensive local experience on the Internet.

Our local offerings include the following:

•	Patch, which is a community-specific news and information platform dedicated to providing comprehensive and trusted local coverage for individual towns and communities;

•	MapQuest, which is a leading online mapping and directions service; and

•	City’s Best, which provides local entertainment information for major metropolitan areas.

Although AOL is facing increasing competition in the local market, we believe we are well-positioned to be a leader in providing services to local markets through our established brands—MapQuest and City’s Best—and through the rapid expansion of Patch, which has grown from approximately 30 sites in January 2010 to 790 sites as of February 18, 2011. In order to take advantage of this position we intend to continue to significantly invest in this area and establish online destinations that provide comprehensive news, events and directories at the local level.

Consumer Applications

We offer an array of consumer applications, including a suite of communications products and services. Our e-mail and instant messaging products and services provide us with the ability to reach millions of consumers globally. An important goal is to increase the reach and engagement of our communications offerings on multiple platforms and digital devices, including on portable wireless devices such as smartphones and tablets (e.g., iPhone, iPad, Android-based devices and Blackberry). Accordingly, we seek to continue to develop and enhance the value of our existing consumer applications offerings, including through enhanced features and functionality, user interface improvements and integrations with other networks and services.

Our consumer applications offerings include the following:

•	AOL Mail, which is one of the most popular e-mail services in the United States;

•	AIM, which is a leading instant messaging service in the United States; and

•	a suite of mobile offerings which extend our content, products and services to a range of digital devices, e.g., Moviefone, DailyFinance and Seed applications.

We are continually looking to enhance and expand our consumer applications offerings. For example, in the fourth quarter of 2010, we launched in beta a new AOL Mail offering which is intended to simplify, integrate and aggregate different modes of communication such as e-mail, instant messaging and text messaging. Additionally, we seek to enable consumers to access AOL content and services on mobile devices and we intend to develop and offer other applications designed specifically for mobile use. We believe there are long-term opportunities to distribute content, products and advertising through our consumer applications offerings. We believe this extension of our product distribution will enable us to generate increased advertising revenue.

During the third quarter of 2010, we acquired Thing Labs, Inc. We believe this acquisition will provide consumers with additional ways to find and share content. During the fourth quarter of 2010, we acquired About.me. We believe this acquisition will grow our audience and deepen our engagement with users by providing a single place for them to keep track of personal profiles from across the web.

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

We also offer contextually relevant advertising that is generated based on the content of the AOL Properties webpage the consumer is viewing. We also offer MapQuest, a service that provides maps, turn by turn driving directions and other location-based information for consumers around the world. In the third quarter of 2010, we launched a new MapQuest platform, which simplified the user interface and included enhanced features. In addition, we provide local directory listings through our AOL Yellow Pages product, which listings are provided by a third party and from which AOL receives a revenue share.

Paid Services

Historically, our primary subscription service has been our subscription access service, including narrow-band (telephone dial-up) access to the Internet. Moving forward, we seek to develop, test and market additional AOL and third-party subscription products and services that are offered to Internet consumers generally. Some products or services are offered to access subscribers for no additional charge or at a discounted rate in order to increase customer satisfaction and retention. Computer tools and maintenance services, online technical support, anti-virus software, identity theft protection, online and social media privacy and reputation monitoring services, diet fitness services, online learning and other lifestyle services are currently offered on a subscription basis and additional categories may be added in the future. Consumers will be able to manage their subscription products and services through this platform, including adding or canceling a subscription. AOL continues to develop and offer other paid services as a way to attract, engage and serve consumers. Currently, the vast majority of the consumers for our paid services products are also access subscribers.

Distribution of AOL Properties

Content, products and services on AOL Properties are generally available to online consumers and we are focused on attracting greater numbers of consumers to our offerings. In addition, we utilize various distribution channels as described below which allow us to more directly reach online consumers.

SUBSCRIPTION ACCESS SERVICE

Our AOL-brand subscription access service, which we offer to consumers in the United States for a monthly fee, is a valuable distribution channel for AOL Properties. As of December 31, 2010, we had 3.9 million AOL-brand access subscribers in the United States.

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

Our major access service partners are Level 3 Communications, LLC and MCI Communications Services, Inc., who provide us with modem networks and related services for a substantial portion of our subscription access service. We have agreed to commit a significant portion of our access service subscribers’ total dial-up network hours to the Level 3 and MCI networks. More specifically, 30% of our total dial-up network hours are presently committed to Level 3, and 50% of our total dial-up network hours are presently committed to MCI. Through take or pay provisions in each agreement, we will incur penalty payments if we fail to dedicate the required percentage of dial-up hours to these service partners. As of December 31, 2010, we are meeting our volume commitments to each of these service partners. We have agreed to use the Level 3 and MCI networks until March 31, 2011 and December 31, 2014, respectively. The agreement with MCI may be renewed at our option until December 31, 2015. Upon expiration of these agreements, we expect to continue our relationships with Level 3 and MCI or enter into agreements with one or more other providers of modem networks and related services.

Our access service subscriber base has declined and is expected to continue to decline as a result of several factors, including the increased availability of high-speed broadband Internet connections, the fact that a significant amount of online content, products and services has been optimized for use with broadband Internet connections and the effects of our strategic shift announced in 2006, which resulted in us essentially eliminating our marketing efforts for our subscription access service and the free availability of the vast majority of our content, products and services. See “Item 1A—Risk Factors—Risks Relating to Our Business—Our strategic shift to an online advertising-supported business model involves significant risks”.

OTHER DISTRIBUTION CHANNELS

We also distribute AOL Properties through a variety of other channels, including agreements with manufacturers of digital devices and other consumer electronics, broadband access providers and mobile carriers. AOL also distributes its content, products and services directly to consumers on the open web and through the Apple Apps Store. Additional distribution channels include toolbars, widgets, co-branded portals and websites, and third-party websites and social networks that link to AOL Properties. We also utilize search engine marketing and search engine optimization as distribution methods. In addition, we make available open standards and protocols for use by third-party developers to enhance, promote and distribute AOL Properties.

AOL seeks to make its AOL Properties and original content as well as other products and services available on social networks, whether offered directly or by means of partnerships with social networks operators.

AOL Properties Revenue Generation

ADVERTISING REVENUES

We generate advertising revenues from AOL Properties through the sale of display advertising and search and contextual advertising. We offer advertisers a wide range of capabilities and solutions to effectively deliver advertising and reach targeted audiences across AOL Properties through our dedicated advertising sales force. The substantial number of unique visitors on AOL Properties allows us to offer advertisers the capability of reaching a broad and diverse demographic and geographic audience without having to partner with multiple content providers. We seek to provide effective and efficient advertising solutions utilizing data-driven insights that help advertisers decide how best to engage consumers. We offer advertisers marketing and promotional opportunities to purchase specific placements of advertising directly on AOL Properties (i.e., in particular locations and on specific dates). In addition, we offer advertisers the opportunity to bid on unreserved advertising inventory on AOL Properties utilizing our proprietary scheduling, optimization and delivery technology. Finally, advertising inventory on AOL Properties not sold directly to advertisers, as described above, may be included for sale to advertisers with inventory purchased from third-party publishers in the Third Party Network.

Display advertising revenues are generated through the display of graphical advertisements as well as performance-based advertising. Search and contextual advertising revenues are generated when a consumer clicks on a text-based ad on their screen. These text-based ads are either generated from a consumer- initiated search query or generated based on the content of the webpage the consumer is viewing. Agreements for advertising on AOL Properties typically take the following forms:

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

During the third quarter of 2010, we introduced a new advertising format that seeks to enhance the consumer experience by improving the aesthetic quality, impact and interactivity of online advertising, while also providing solutions for advertisers looking for innovative ways to showcase their products and services to consumers. In a departure from traditional display advertising, the new format offers an ad space segmented into interactive panels, allowing advertisers to customize different streams of functionality within one interface, which we believe will increase consumer engagement with online advertising. We acquired Pictela, Inc. in December 2010 in order to scale our delivery of video, photos and applications, both within the new advertising format and generally across the AOL Properties. We believe that the Pictela acquisition, combined with the new advertising format, can help us improve our display advertising product offering.

Google is, except in certain limited circumstances, the exclusive web search provider for AOL Properties. In connection with these search services, Google provides us with a share of the revenue generated through paid text-based search advertising and contextual advertising on AOL Properties. For the year ended December 31, 2010, advertising revenues associated with the Google relationship (substantially all of which were search and contextual revenues generated on AOL Properties) were $398.4 million. In addition, we sell search-based keyword advertising directly to advertisers on AOL Properties through the use of a white-labeled, modified version of Google’s advertising platform, for which we provide a share of the revenue generated through such sales to Google. We have extended the search partnership with Google for an additional five-year period until December 31, 2015. The majority of the revised terms in these agreements took effect on January 1, 2011. As part of the extension of the relationship, the Company and Google entered into a binding Memorandum of Understanding pursuant to which the parties will work together to expand the alliance to include the provision of mobile search and mobile search advertising services to AOL. AOL and Google also entered into a video partnership that will feature AOL’s video content on YouTube, which became effective on August 27, 2010. See “Item 1A—Risk Factors—Risks Relating to Our Business—We are dependent on a third-party search provider”.

For the years ended December 31, 2010, 2009 and 2008, our advertising revenues on AOL Properties were $948.5 million, $1,213.7 million and $1,450.4 million, respectively.

SUBSCRIPTION REVENUES

We generate subscription revenues through our subscription access service. As of January 2011, our primary AOL-brand price plans were $25.90 and $11.99 per month. We also offer consumers, among other things, enhanced online safety and security features and technical support for a monthly subscription fee. As noted above, our access service subscriber base has declined and is expected to continue to decline. This has resulted in year-over-year declines in our subscription revenues. The number of domestic AOL-brand access subscribers was 3.9 million, 5.0 million and 6.9 million at December 31, 2010, 2009 and 2008, respectively. For the years ended December 31, 2010, 2009 and 2008, our subscription revenues were $1,023.6 million, $1,388.8 million and $1,929.3 million, respectively.

Although our subscription revenues have declined and are expected to continue to decline, we believe that our subscription access service will continue to provide us with an important source of revenue and cash flow in the near term. The revenue and cash flow generated from our subscription access service will help us to pursue our strategic initiatives.

Third Party Network

We also generate advertising revenues through the sale of advertising on third party websites. Our advertising offerings on the Third Party Network consist primarily of the sale of display advertising and also includes search and contextual advertising. In order to generate advertising revenues on the Third Party Network, we have historically had to incur higher traffic acquisition costs (TAC) as compared to advertising on AOL Properties. We currently market our offerings to publishers on the Third Party Network under the brand “Advertising.com” and also market offerings as video advertisements distributed through goviral and 5 Minutes Ltd. In order to effectively connect advertisers with online advertising inventory, we purchase advertising inventory from publishers and utilize proprietary optimization, targeting and delivery technology to best match advertisers with available advertising inventory. A significant portion of our revenues on the Third Party Network is generated from the advertising inventory acquired from a limited number of publishers. We plan to expand the Third Party Network in order to allow us to serve many more publishers and advertisers than at present.

The Third Party Network includes a display advertising interface that gives advertisers the ability to target and control the delivery of their advertisements and provides advertisers and agencies with relevant display analytics and measurement tools. We intend to utilize self-service systems and tools in order to expand our relationships with advertisers. For our publishers, inclusion in the Third Party Network offers a comprehensive set of tools and technologies to manage and maximize their return. We aim to develop our current relationships with publishers and advertisers and continue to expand the number of publishers and advertisers we serve through the products and services we offer on the Third Party Network.

We utilize a proprietary scheduling, optimization and delivery technology that employs a set of complex mathematical algorithms that seek to optimize advertisement placements across the Third Party Network and the available inventory on AOL Properties. This optimization is based on expected user response, which is derived from previous user response plus factors such as user segmentation, creative performance and site performance. AdLearn allows performance to be analyzed quickly and advertisement placement to be frequently optimized based on specific objectives, including click-through rate, conversion rate, sales volume and other metrics. We also offer advertisers the ability to target advertisements to specific users using technology that utilizes non-personally identifiable information, such as geographic location, previous exposure to certain advertisements or user behavior online.

In the fourth quarter of 2009, we began proactively de-emphasizing the search engine campaign management and lead generation affiliate products on the Third Party Network in order to focus and strengthen our efforts in display advertising solutions. Given the relatively high level of direct costs associated with these products, this change did not have a significant adverse impact on operating income for the year ended December 31, 2010.

Advertising arrangements for the sale of Third Party Network inventory typically take the form of impression-based contracts or performance-based contracts. For the years ended December 31, 2010, 2009 and 2008, our advertising revenues on the Third Party Network were $335.6 million, $523.0 million and $632.9 million, respectively.

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

AOL Ventures

Some of the initiatives described above may be classified as part of AOL Ventures. We formed AOL Ventures with the goal of creating an entrepreneurial environment to attract and develop innovative initiatives. AOL Ventures focuses on acquisitions that we have previously made which have start-up characteristics or which do not currently fit within our other areas of strategic focus, investments we intend to make in early-stage, externally-developed opportunities and employee-originated innovations that we believe would benefit from incubation and development within the AOL Ventures environment.

For initiatives included within AOL Ventures, our goal is to create an improved environment for fostering sustained long-term growth. For future initiatives and investments—whether externally-developed or employee-originated—AOL Ventures will focus on early-stage opportunities that are aligned with our long-term strategy. The size of our investment and corresponding ownership interest will vary depending on the opportunity, as will our level of involvement and control. We intend to attract top talent and source attractive opportunities by partnering with leading angel investors, venture capitalists and universities. In 2010, we closed twelve external investments, which represented a blend of content and advertising technology, with opportunities for growth in mobile and local investments. We actively monitor the early stage venture ecosystem and work to create value from emerging companies that can provide a strategic advantage to AOL. We currently expect to invest significantly less capital in AOL Ventures than in our other operations. In addition to capitalizing on the initiatives and investments included within AOL Ventures ourselves, we may seek outside capital where appropriate.

Product Development

We seek to develop new and enhanced versions of our products and services for our consumers, publishers and advertisers. While in the past we have relied primarily on our own proprietary technology to support our products and services, we have been steadily increasing our use of open source technologies and platforms with a view to diversifying our sources of technology, as well as for cost management. Research and development costs related to our software development efforts for 2010, 2009 and 2008 totaled $41.9 million, $63.2 million and $68.8 million, respectively. These costs consist primarily of personnel and related costs that are incurred related to the development of software and user-facing Internet offerings that do not qualify for capitalization. At December 31, 2010 and 2009, the net book value of capitalized internal-use software was $62.6 million and $112.1 million, respectively.

Intellectual Property and other Proprietary Rights

Our intellectual property and other proprietary assets include copyrights, trademarks and trademark applications, patents and patent applications, domain names, trade secrets, other proprietary rights and licenses of intellectual property rights of various kinds. These assets and rights, both in the United States and in other countries around the world, are, collectively, among our most valuable assets. We rely on a combination of copyright, trademark, patent, trade secret and unfair competition laws as well as contractual provisions to protect these assets. The duration and scope of the protection afforded to our intellectual property and other assets depends on the type of property in question and the laws and regulations of the relevant jurisdiction. In the case of licenses, they also depend on contractual provisions. We consider the AOL brand and our other brands to be some of our most valuable assets and these assets are protected by numerous trademark registrations in the United States and globally. These registrations may generally be maintained in effect for as long as the brand is in use in the respective jurisdictions.

Competition

We compete for the time and attention of consumers with a wide range of Internet companies, including Yahoo! Inc., Google Inc., Microsoft Corporation’s MSN, IAC/Interactive Corp. and social networking companies such as Facebook, Inc., Twitter, Inc. and News Corporation’s MySpace, as well as traditional media companies which are increasingly offering their own Internet products and services.

We compete for advertisers and publishers with a wide range of companies offering competing advertising products, technology and services, aggregators of such advertising products, technology and services and demand side-platforms and other aggregators of third-party advertising inventory. We also compete for talent in technology skills and content creation. In addition to those companies listed above, competitors include WPP plc (24/7 Real Media) and ValueClick, Inc. Competition among these companies has been intensifying and may lead to continuing decreases in prices for certain advertising inventory as well as lower demand.

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

Marketing

We believe the most effective type of marketing in the near term will be our ability to deliver compelling content, products and services to the millions of consumers who visit us each day. In 2010, our marketing efforts supported our new brand identity and our mission to inform, entertain and connect the world. We seek to evolve our brand to reflect our efforts to deliver high-quality innovative content, products and services to consumers by engaging in targeted and strategic marketing efforts. We intend to continue to promote and support the AOL brand as well as our family of content and product brands. We look for strategic opportunities to integrate AOL into high value sponsorships and targeted promotions aimed at defining our core value proposition to consumers. We also engage in meaningful marketing partnerships that allow us to grow our audience.

Employees

As of December 31, 2010, we employed approximately 5,860 people, including approximately 1,200 related to Patch. Our employees are based in 15 countries around the world, including the United States, India, the United Kingdom, Germany, Ireland, Israel, France and Canada. At that time, the country outside of the United States where we had the largest employee population was India, with over 800 employees. We completed a significant restructuring initiative in the fourth quarter of 2010, which began late in 2009 and we reduced our total workforce by nearly one-third, prior to hiring of new employees in areas of strategic focus, including Patch. As part of this initiative, we reduced our cost base in the United Kingdom and ceased or reduced operations in a number of other countries including France and Germany. We continue to undertake various restructuring activities in an effort to better align our organizational costs with our strategy. A significant number of our international employees support our domestic operations. In general, we consider our relationship with employees to be good.

Global Presence

As of December 31, 2010, we had AOL-branded and co-branded portals and websites in North and South America, Europe and the Asia Pacific region. A Spanish language portal, http://latino.aol.com, is accessible in primarily Spanish-speaking regions. We offer Internet access service under the AOL brand in the United States, Puerto Rico and Canada and have advertising operations in the United States, Canada and Europe, as well as in Japan through a joint venture with Mitsui & Co., Ltd. In addition, AOL provides consumer offerings, including Winamp and Shoutcast, internationally. We have also expanded our international operations through the acquisition of goviral A/S, a company that distributes branded online video for media agencies, creative agencies and content producers. As part of our recent restructuring initiative to better align our organizational structure and costs with our strategy, we reduced our cost base in the United Kingdom and ceased or reduced operations in a number of other countries. Specifically, we significantly reduced our presence in Europe by reducing our operations in France and Germany and ceasing operations in a number of other countries. For geographic area data for the years ended December 31, 2010, 2009 and 2008, see “Note 1” in our accompanying consolidated financial statements.

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

Executive Officers of the Registrant

The following sets forth certain information as of February 22, 2011 concerning our executive officers.

Mr. Tim Armstrong

Mr. Armstrong, age 40, has served as Chairman and Chief Executive Officer of AOL since April 2009. Prior to that, Mr. Armstrong was President, Americas Operations of Google Inc. Mr. Armstrong joined Google in 2000 as Vice President, Advertising Sales, and in 2004 was promoted to Vice President, Advertising and Commerce and then in 2007 he was named President, Americas Operations and Senior Vice President. Before joining Google, Mr. Armstrong served as Vice President of Sales and Strategic Partnerships for Snowball.com from 1998 to 2000. Prior to that, he served as Director of Integrated Sales and Marketing at Starwave’s and Disney’s ABC/ESPN Internet Ventures. Mr. Armstrong started his career by co-founding and running a newspaper based in Boston, Massachusetts. Mr. Armstrong is a trustee of Lawrence Academy and is Chair of the Board of the Ad Council.

Mr. Arthur Minson

Mr. Minson, age 40, has served as Executive Vice President and Chief Financial and Administrative Officer of AOL since August 2010. Mr. Minson joined AOL in 2009 as its Executive Vice President, Chief Financial Officer and Treasurer. Prior to that, Mr. Minson served as Executive Vice President and Deputy Chief Financial Officer at Time Warner Cable Inc. Prior to joining Time Warner Cable in February 2006, Mr. Minson was Senior Vice President, Corporate Finance and Development at AOL from December 2004 to February 2006. Prior to that, Mr. Minson was Senior Vice President, Finance for AOL’s Broadband and Premium Services division from April 2004 to December 2004. Mr. Minson has also held senior finance positions at Rainbow Media Holdings, Inc. and Time Warner. Mr. Minson began his career in the audit practice of Ernst and Young LLP.

Ms. Julie Jacobs

Ms. Jacobs, age 44, has served as Executive Vice President and General Counsel and Corporate Secretary of AOL since May 2010. Prior to that, Ms. Jacobs served as Senior Vice President, Deputy General Counsel and Assistant Corporate Secretary, a role she held from March 2006 until May 2010. Ms. Jacobs joined AOL in 2000 as Assistant General Counsel. Prior to joining AOL, Ms. Jacobs was an attorney at Milbank Tweed Hadley & McCloy LLP, where her practice focused on project finance.

Mr. Alexander Gounares

Mr. Gounares, age 38, has served as Executive Vice President and Chief Technology Officer of AOL since May 2010. Prior to that, Mr. Gounares served as Corporate Vice President, Advertising Research and Development (2007-2009), and Corporate Vice President and Chief Technology Officer (2009-2010) for Microsoft’s Online Services Division. Mr. Gounares also served for three years as Technology Advisor to Microsoft Chairman and founder Bill Gates (2003-2006), as well as Corporate Vice President of Corporate Strategy in Microsoft’s Finance Department from 2006 to 2007. Mr. Gounares joined Microsoft in 1993. Before joining Microsoft, he worked at Los Alamos National Laboratory.

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

Following our strategic shift in 2006 from focusing primarily on generating subscription revenues to focusing primarily on attracting and engaging Internet consumers and generating advertising revenues, we have become increasingly dependent on advertising revenues as our subscription revenues continue to decline. We have not been able to generate sufficient growth in our advertising revenues to offset the loss of subscription revenues we have experienced in recent years. In order for us to increase advertising revenues in the future, we believe it will be important to increase our overall volume of advertising sold, including sales of advertising through our higher-priced channels, and to maintain or increase pricing for advertising. Our cash flows over the next several years will be adversely affected by the continued decline of access subscribers. Additionally, advertising revenues are more unpredictable and variable than our subscription revenues, and are more likely to be adversely affected during economic downturns, as spending by advertisers tends to be cyclical in line with general economic conditions. Further, because subscription revenues have relatively low direct costs, the expected decline in subscription revenues will likely result in declines in operating income and cash flows for the foreseeable future, even if we achieve significant growth in advertising revenues. If we are unable to successfully implement our strategic plan and grow the earnings generated by our online advertising services, we may not be able to support our business in the future.

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

In order to attract consumers and generate increased engagement on AOL Properties, we believe we must offer compelling content, products and services. However, acquiring, developing and offering new content, products and services, as well as new functionality, features and enhanced performance of our existing content, products and services, may require significant costs and time to develop. In addition, consumer tastes are difficult to predict and subject to rapid change. If we are unable to provide content, products and services that are sufficiently attractive and relevant to consumers (including subscribers to our subscription access service), we may not be able to attract new consumers or maintain or increase our existing consumers’ engagement. Even if we successfully develop and offer compelling content, products and services, we may not be able to attract new consumers and maintain or increase our existing consumers’ engagement. We may acquire businesses in order to produce and offer new content, products and services, and the costs related to such acquisitions may be more expensive than developing new content, products and services internally.

In general, subscribers to our subscription access service are among the most engaged consumers on AOL Properties, primarily related to search. As our subscriber base declines, we need to maintain the engagement of former subscribers and increase the number and engagement of other consumers on AOL Properties in order to successfully execute our business model. There can be no assurance that we will be able to maintain the engagement of former subscribers or attract and engage sufficient other consumers to sustain or increase historical engagement levels on AOL Properties. If we cannot do so, our business could be adversely affected.

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

If we are unable to develop our products and services to address the patterns of how consumers access information and communicate on the Internet through media such as social networking, our business could be adversely impacted.

As the Internet continues to grow and evolve, consumers are also changing the way they access and use the Internet. Consumers are increasingly using social networking sites to communicate and to acquire and disseminate information rather than through traditional means of instant messaging, electronic mail and portals. As consumers migrate towards social networks, we seek to build social elements into our content, products and services in order to make them available on social networks and to attract and engage consumers on our properties. There is no guarantee that we will be able to successfully integrate our content with such social networking trends. In addition, companies are increasing marketing and advertising on social networks, and if we are unable to penetrate this market it could adversely affect our business.

Any restructuring actions that we undertake may not deliver the expected results and these actions may adversely affect our business operations.

We may undertake various restructuring activities in an effort to better align our organizational structure and costs with our strategy. These restructuring activities may not deliver the expected results as there is no guarantee that we will recognize the benefits of these restructuring activities. In connection with such activities, we may experience a disruption in our ability to perform functions critical to our strategy. While we strive to reduce the negative impact of such restructuring actions, such actions could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of our strategic objectives and the results of our operations.

We face intense competition in all aspects of our business.

The Internet industry, with its low barriers to entry and rapidly shifting consumer tastes, is dynamic and rapidly evolving. New and popular competitors, such as social networking sites, online advertising businesses and providers of communication tools, quickly emerge. Competition among companies offering content, advertising products, technology and services, demand-side platforms and aggregators of third-party products and services, is intense. Competitors are providing more free products and services, for example, data storage, that may require substantial expenditures by us in order to offer comparable products and services. Internationally, we face intense competition from both global and local competitors. In addition, competition may generally cause us to incur unanticipated costs associated with research and product development.

The competition faced by our subscription access service, especially from broadband Internet access providers, could cause the number of our subscribers to decline at a faster rate than experienced in the past.

Dial-up Internet access services do not compete favorably with broadband access services with respect to connection speed and do not have a significant, if any, price advantage over certain broadband services. Many broadband providers, including cable companies, bundle their offerings with telephone, entertainment or other services, which may result in lower prices than stand-alone services. Based on customer survey information, the majority of our canceling access subscribers either already had broadband Internet connections or are leaving for broadband Internet connections. There can be no assurance that we will be able to compete successfully in the future with existing or potential competitors or that competition will not adversely affect our business.

Weak economic conditions could adversely affect our revenues.

Advertising businesses may be adversely affected by weak economic conditions. Because we derive a substantial portion of our revenues from the sale of advertising, declines and delays in advertising spending that result from weak economic conditions have impacted our advertising revenues in the past and could adversely affect our advertising revenues in the future.

Additionally, declines in consumer spending due to weak economic conditions may cause advertisers to reduce their spending if consumers are purchasing fewer of their products or services, ultimately resulting in downward pricing pressure on our advertising inventory. As a result, declines in consumer spending could indirectly adversely affect our advertising revenues.

While we do not believe that our subscription access service was adversely affected by past weak economic conditions, there is a risk that subscribers may elect to cancel their subscriptions as a result of a weaker economic climate in the future. Should this occur, we may experience an accelerated decline in our subscription revenues.

Demand and pricing for, and volume sold of, online advertising may face downward pressure which could adversely affect our advertising revenues.

In order for us to maintain or increase advertising revenues in the future, we believe it will be important to increase our overall volume of advertising sold, including sales of advertising through our higher-priced channels, and to maintain or increase pricing for advertising. If overall demand or pricing declines occur, our advertising revenues could be adversely affected.

We are dependent on a third-party search provider.

We do not own or control a general text-based web search service. Instead, Google is, except in certain limited circumstances, the exclusive web search provider for AOL Properties. For the year ended December 31, 2010, search and contextual advertising revenues comprised approximately 33% of our total advertising revenues. Changes that Google has made and may unilaterally make in the future to its search service or advertising network, including changes in pricing, algorithms or advertising relationships, could adversely affect our advertising revenues. Furthermore, except in certain limited circumstances, we have agreed to use Google’s algorithmic search and sponsored links on an exclusive basis in the United States through December 31, 2015.

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

While subsequent to our separation from Time Warner we have funded our ongoing working capital, capital expenditure and financing requirements through cash flows from operations and asset dispositions, we may require additional financing in the future. Our ability to obtain future financing will depend on, among other things, our financial condition and results of operations as well as the condition of the capital markets or other credit markets at the time we seek financing. We currently do not have any ratings from the credit rating agencies, so our access to capital markets may be limited. We may not be able to obtain future financing on terms acceptable to us in a timely manner, or at all. Our ability to fund our working capital, capital expenditure and financing requirements in the future may be adversely affected if we are unable to obtain financing on acceptable terms. We terminated our 364-day $250.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) during 2010 and our ability to access short-term borrowings from commercial banks could be at risk without our Revolving Credit Facility. If we are unable to enter into the necessary financing arrangements or sufficient funds are not available on acceptable terms when required, we may not have sufficient liquidity and our business may be adversely affected.

If we cannot make our content, products and services available and attractive to consumers via devices other than personal computers, our ability to attract consumers and maintain or increase their engagement could be adversely affected.

Global consumers are increasingly accessing and using the Internet through devices other than personal computers, such as smartphones and tablet computers. In order for consumers to access and use our content, products and services via these devices, we must ensure that our content, products and services are compatible with such devices. We may also need to secure arrangements with device manufacturers and wireless carriers in order to have placement on these devices. Even if we can secure placement of our products and services on the devices, our ability to generate revenues depends upon our ability to negotiate favorable payment terms. If and as consumer pricing with the carriers changes or otherwise, AOL’s ability to negotiate favorable payment terms and its ability to earn revenues may be adversely impacted. We must also ensure that our licensing arrangements with third-party content providers allow us to make this content available on these devices. These factors are also important with respect to AOL’s ability to sell applications to consumers via alternative devices, and thus to generate revenues other than subscription or advertising revenues.

Currently we offer applications directly to consumers for download from AOL Properties, the Apple Apps Store, or through other distribution channels. We also offer certain applications, and access to its content, products and services by means of agreements with wireless carriers and device manufacturers. To the extent that consumers are using our applications, content, products and services, we have opportunities to generate advertising revenues. However, the amount of revenues, including advertising revenues earned from such arrangements is currently small. Also, business models in the marketplace seem to be undergoing experimentation and rapid change. To the extent that we cannot generate consumer awareness and adoption of our applications, content, products and services available on mobile devices, and cannot develop means of generating advertising revenues from consumer usage, our business could be adversely impacted.

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

Our dependence on legacy technology infrastructure may also put us in a weaker position relative to a number of our key web services competitors. Competitors with newer technology infrastructure may have greater flexibility and be in a position to respond more quickly than us to new opportunities, which could impact our competitive position in certain markets and adversely affect our business.

In addition, many of our employees with the necessary skills to maintain and repair our legacy technology infrastructure have either been reassigned within AOL or are no longer with AOL, and this may adversely impact our ability to effectively manage our legacy infrastructure.

If we are unable to hire, engage and retain key management and other personnel, our business could be adversely affected.

Our future success depends in large part upon the continued service of key members of our management team. In particular, Tim Armstrong, our CEO, is critical to AOL’s overall management, as well as the development of AOL’s strategic direction and culture. We do not maintain any key-person life insurance policies.

We are also dependent on our ability to hire, engage and retain talented, highly-skilled employees, including employees with specific areas of expertise such as content creation. Accomplishing this may be difficult due to many factors, including fluctuations in global economic and industry conditions, frequent changes in our management and leadership and the attractiveness of our compensation programs relative to those of our competitors. If we do not succeed in retaining and engaging our key employees and in attracting new key personnel, including personnel with specific areas of expertise, we may be unable to meet our strategic objectives and, as a result, our business could be adversely affected.

A failure to scale and adapt our existing technology architecture to manage the expansion of our offerings could adversely affect our business.

We expect to continue to expand our offerings to consumers, advertisers and publishers, whether through internal growth or through acquiring other companies or assets. Expanding the amount and type of our offerings or integrating third-party technologies will require substantial expenditures to scale or adapt our technology infrastructure. The technology architectures utilized for our consumer offerings and advertising services are highly complex and may not provide satisfactory support as usage increases and products and services expand, change and become more complex in the future. We may make additional changes to our architectures and systems to deliver our consumer offerings and services to advertisers and publishers, including moving to completely new technology architectures and systems. Such changes may be challenging to implement and manage, may take time to test and deploy, may cause us to incur substantial costs and may cause us to suffer data loss or delays or interruptions in service. These delays or interruptions in service may cause consumers, advertisers and publishers to become dissatisfied with our offerings and could adversely affect our business.

Certain parts of our business and operations are experiencing rapid expansion. If we fail to effectively manage our expansion, our business and operating results could be harmed.

We have undertaken rapid expansion in certain parts of our business in 2010, in particular Patch, growing from approximately 30 sites in January 2010 to 790 sites as of February 18, 2011. We also hired approximately 1,200 Patch employees as of December 31, 2010. Such expansion has placed, and will continue to place, significant demands on our management, operational, and financial infrastructure. If we do not continue to effectively manage our expansion, the quality of our products and services could suffer, which could negatively affect our brand and operating results. To effectively manage this expansion, we will need to continue to improve our operational, financial and management controls, including our reporting systems and compliance procedures. These systems enhancements and improvements may require significant capital expenditures and management resources. Failure to implement these improvements could hurt our ability to manage our expansion and our financial position.

One of the factors in the demand for our products and services is the success of our marketing campaigns, and there can be no assurance that our promotional and other marketing campaigns will be successful or will generate interest in our products and services.

We spend money on sponsorships, promotional events, and other marketing campaigns in order to inform consumers about the products and services we offer. In addition, a core goal of our marketing efforts is to maintain and enhance the image of our brand and consumer perception of it. If we are unable to effectively use our resources to market and affect the evolution to a more sought after and desired brand, consumer awareness of and interest in our products and services may decline, and our ability to grow our services and products could be negatively impacted.

If we cannot effectively distribute our content, products and services, our ability to attract new consumers could be adversely affected.

As the behavior of Internet consumers continues to change, distribution of our content, products and services via traditional methods (e.g., toolbars) may become less effective, and new distribution strategies may need to be developed. Even if we are able to distribute our content, products and services effectively, this does not assure that we will be able to attract new consumers.

Currently, an important distribution channel for AOL Properties is through our subscription access service. However, our access service subscriber base has declined and is expected to continue to decline. This continued decline is likely to reduce the effectiveness of our subscription access service as a distribution channel. If we are unable to grow organically by attracting new consumers directly to our content, products and services, we may need to rely on distribution channels that require us to pay significant fees to third parties. Furthermore, these fees have been increasing as Internet companies compete for a limited number of premium distribution channels. Any increased reliance on these third-party distribution channels could adversely affect our business.

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

Our access service subscriber base has declined and is expected to continue to decline. This decline is the result of several factors, including the increased availability of high-speed Internet broadband connections, the fact that a significant amount of online content, products and services has been optimized for use with broadband Internet connections and the effects of our strategic shift announced in 2006, which resulted in us essentially eliminating our marketing efforts for our subscription access service and the free availability of the vast majority of our content, products and services. Also, a substantial number of the subscribers to our subscription access service do not use the service to access the Internet on a regular basis and may terminate their subscription at any time. In addition, we must maintain the current payment method information of our subscribers and, if we fail to do so, we may lose paid relationships with some of our access subscribers. If any of these factors result in our access subscriber base declining faster than we currently anticipate, our subscription revenues and business could be adversely affected.

A disruption or failure of our networks and information systems, the Internet or other technology may disrupt our business.

Our business is heavily dependent on the availability of network and information systems, the Internet and other technologies. Shutdowns or service disruptions caused by events such as criminal activity, sabotage or espionage, computer viruses or hacking, router disruption, automated attacks such as denial of service attacks, power outages, natural disasters, accidents, terrorism, equipment failure or other events within or outside our control could adversely affect us and our consumers, including loss or compromise of data, service disruption, damage to equipment and data and excessive call volume to call centers. Furthermore, such attacks are not always able to be immediately detected, which means that we may not be in a position to promptly address the attacks or to implement adequate preventative measures. Such events could result in large expenditures necessary to recover data, or repair or replace such networks or information systems or to protect them from similar events in the future. As not all of our systems are fully redundant, some data or systems might not be recoverable after such events. Significant incidents could result in a disruption of our business, consumer dissatisfaction, damage to the AOL brand, legal costs or liability, and a loss of consumers or revenues.

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

We rely on patent, copyright, trademark, domain name and trade secret laws in the United States and similar laws in other countries, as well as licenses and other agreements with our employees, consumers, suppliers and other parties, to establish and maintain our intellectual property rights in the technology, content, products and services used in our operations. These laws and agreements may not guarantee that our intellectual property rights will be protected and our intellectual property rights could be challenged or invalidated. In addition, such intellectual property rights may not be sufficient to permit us to take advantage of current industry trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of offerings, decreased traffic and associated revenue or otherwise adversely affect our business. As we acquire and publish more original content, our intellectual property may be increasingly subject to misappropriation by others, and the costs to protect and enforce our intellectual property rights may increase.

We have been, and may in the future be, subject to claims of intellectual property infringement or tort law violations that could adversely affect our business.

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

As a publisher of original content, we also face risks of periodic tort claims such as libel, defamation or improper use of publicity rights in the course of our journalism and news reporting endeavors, as well as infringement claims such as plagiarism. These claims, whether or not they have merit, may be time consuming or costly to resolve.

The misappropriation, release, loss or misuse of AOL data or consumer or other data could adversely affect our business.

Our business utilizes significant amounts of data about our business, consumers and our advertising and publishing partners in order to deliver our content, products and services and our advertising solutions. The misappropriation, release, loss or misuse of this data, whether by accident, omission or as the result of criminal activity, sabotage or espionage, computer hacking or viruses, natural disasters, terrorism, equipment failure or other events, could lead to negative publicity, harm to our reputation, customer dissatisfaction, regulatory enforcement actions or individual or class-action lawsuits or significant expenditures to recover the data or protect data from similar releases in the future, and may otherwise adversely affect our business. Furthermore, as not all of our systems are fully redundant, some data or systems might not be recoverable in a catastrophic event or other significant service disruption.

Changes to federal, state or international laws or regulations applicable to our business could adversely affect our business.

Our business is subject to a variety of federal, state and international laws and regulations, including those with respect to privacy, advertising generally, consumer protection, content regulation, intellectual property, defamation, child protection, advertising to and collecting information from children, taxation, employment classification and billing. These laws and regulations and the interpretation or application of these laws and regulations could change. In addition, new laws or regulations affecting our business could be enacted. These laws and regulations are frequently costly to comply with and may divert a significant portion of management’s attention. If we fail to comply with these applicable laws or regulations, we could be subject to significant liabilities which could adversely affect our business.

There are many federal, state and international laws that may affect our business including measures to regulate consumer privacy, the use of copyrighted material, the collection of certain data, network neutrality, patent litigation, cyber security, child protection, subpoena and warrant processes, employee classification and others.

In addition, most states have enacted legislation governing the breach of data security in which sensitive consumer information is released or accessed. If we fail to comply with these applicable laws or regulations we could be subject to significant liabilities which could adversely affect our business.

Many of our advertising partners are subject to industry specific laws and regulations or licensing requirements, including advertisers in the following industries: pharmaceuticals, online gaming, alcohol, adult content, tobacco, firearms, insurance, securities brokerage, real estate, sweepstakes, free trial offers, automatic renewal services and legal services. If any of our advertising partners fail to comply with any of these licensing requirements or other applicable laws or regulations, or if such laws and regulations or licensing requirements become more stringent or are otherwise expanded, our business could be adversely affected. Furthermore, these laws may also limit the way we advertise our products and services or cause us to incur compliance costs, which could affect our revenues and could further adversely impact our business.

Failure to comply with federal, state or international privacy laws or regulations, or the expansion of current or the enactment of new privacy laws or regulations, could adversely affect our business.

A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. In addition to the potentially differing interpretations of existing law, the present landscape of public policy and privacy creates uncertainty for business planning. In such an uncertain environment, it is difficult to make informed long-term business planning decisions about data use, notice, storage, access, retention or choice. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. We have posted privacy policies and practices concerning the collection, use and disclosure of user data on our websites. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders or other federal, state or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or others or other liabilities, which could adversely affect our business. In addition, a failure or perceived failure to comply with industry standards or with our own privacy policies and procedures could result in a loss of consumers or advertisers and adversely affect our business.

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

AOL operates in an environment of high scrutiny and regulatory uncertainty: The use of consumer data by online service providers and advertising networks is a topic of active interest among a number of regulatory bodies at the national and state levels and the regulatory environment is unsettled.

The disposition of our ICQ operations may be affected by the review of the transaction by the Committee on Foreign Investment in the United States.

After our disposition of our ICQ operations (“ICQ”) in July 2010, the Committee on Foreign Investment in the United States (“CFIUS”) contacted Mail.ru (formerly known as Digital Sky Technologies Limited) and, subsequently, Mail.ru and AOL submitted a joint voluntary filing to CFIUS commencing a review of the transaction under Section 721 of Title VII of the Defense Production Act of 1950, as amended.

AOL and Mail.ru are currently working with CFIUS to address their concerns. However, we can provide no assurance regarding the resolution of the CFIUS process, including that AOL and Mail.ru will be able to mutually resolve CFIUS’ concerns. If AOL and Mail.ru are unable to resolve CFIUS’ concerns, CFIUS may impose mitigation measures or refer the matter to the President, who has authority to impose a broad range of remedies, which may include, among other things, unwinding the transaction or divesting ICQ by Mail.ru. We can provide no assurance that CFIUS will not impose conditions on our disposition of ICQ that materially increase our estimated costs or that materially increase or extend our anticipated involvement in the operations of ICQ, or that the transaction will not be unwound or materially restructured in excess of our expectations. For additional information regarding the disposition of our ICQ operations see “Note 4” in our accompanying consolidated financial statements.

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

Since January 1, 2010, we have acquired seven businesses, are in the process of acquiring another and we are likely to make additional acquisitions and strategic investments in the future. On February 6, 2011, the Company entered into an Agreement and Plan of Merger with The Huffington Post, which is expected to close in the late first or early second quarter of 2011. The completion of acquisitions, such as The Huffington Post, and strategic investments as well as the integration of acquired companies or assets involve a substantial commitment of resources and we may fail to realize the anticipated benefits of such transactions and incur unanticipated liabilities that could harm our business. In addition, past or future transactions may be accompanied by a number of risks, including:

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

We face risks relating to doing business internationally that could adversely affect our business and we face risks from not doing more international business.

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

We have expanded our international operations through the acquisition of goviral A/S, a company that distributes branded online video for media agencies, creative agencies and content producers. International expansion involves significant investment as well as risks associated with doing business abroad, as described above. Furthermore, investments in some regions can take a long period to generate an adequate return and in some cases there may not be a developed or efficient legal system to protect foreign investment or intellectual property rights. In addition, as we expand into new international regions, we may have limited experience in operating and marketing our products and services in such regions and could be at a disadvantage compared to competitors with more experience.

As part of our recent restructuring activities, we have ceased or reduced operations in a number of countries. We could be at a competitive disadvantage in the long term if we are not able to capitalize on international opportunities, especially as compared to our competitors who maintain a continuous expansive global presence.

We could be subject to additional tax liabilities which could adversely affect our business.

International, federal, state and local tax laws and regulations affecting our business, or interpretations or application of these tax laws and regulations, could change. In addition, new international, federal, state and local tax laws and regulations affecting our business could be enacted or taxing authorities may disagree with our interpretation of tax laws and regulations. Our subscription access service is protected from taxation through the Federal Internet Tax Non-Discrimination Act, which is in effect until November 2014. However, faced with decreasing revenues, several states have sought to increase revenue by taxing advertising generally, and Internet advertising specifically, by changing the definition of “tangible personal property” to include digital products such as parental controls and digital storage, or by increasing general business taxes. Imposing new taxes on advertising or Internet advertising would adversely affect us. A tax on digital products in a particular state would require us to either pay the sales tax on all non-access paid services sold in that state or implement a system to collect the tax from our customers and remit it to that state. An increase in general business taxes would adversely affect us if it occurred in a jurisdiction in which we operate. Other states have sought to expand the definition of “nexus” for the purpose of taxing goods and services sold over the Internet. If enacted, these new taxes would adversely affect our consumers and, as a result, could adversely affect our business.

We could be required to record significant impairment charges in the future.

We are required under generally accepted accounting principles to test goodwill for impairment at least annually, and to review our identifiable intangible assets when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that could lead to impairment of goodwill and identifiable intangible assets include significant adverse changes in the business climate and declines in the value of our business. We recorded a significant goodwill impairment charge in 2010 and we may be required to record additional impairment charges (which would reduce our net income) in the future. Our estimated fair value is primarily based on our market capitalization and volatility in our stock price could have a significant impact on the estimated fair value of our sole reporting unit. As of December 31, 2010, our goodwill totaled $810.9 million.

Our historical financial information is not necessarily representative of the results we would have achieved as an independent, publicly-traded company and may not be a reliable indicator of our future results.

The historical financial information we have included in this Annual Report may not reflect what our results of operations, financial position and cash flows would have been had we been an independent, publicly-traded company during the periods presented before 2010, or what our results of operations, financial position and cash flows will be in the future as an independent company. This is primarily because:

•

we have entered into transactions with Time Warner that either have not existed historically or that are on different terms than the terms of arrangements or agreements that existed prior to the spin-off;

•

our historical financial information reflects allocations for certain services historically provided to us by Time Warner that may not reflect the costs we have incurred or will incur for similar services in the future as an independent company; and

•

our historical financial information does not reflect changes that we have experienced or may experience in the future as a result of our separation from Time Warner, including changes in the cost structure, personnel needs, financing and operations of our business.

We are responsible for the additional costs associated with being an independent, publicly-traded company, including costs related to corporate governance and public reporting. Therefore, our financial statements for the years before 2010 may not be indicative of our future performance as an independent company. For additional information about our past financial performance and the basis of presentation of our financial statements, see “Item 6—Selected Financial Data,” “Item 7—Management’s Discussion and Analysis of Financial Condition and

Results of Operations” and our accompanying consolidated financial statements and the notes thereto included elsewhere in this Annual Report.

We may have been able to receive better terms from unaffiliated third parties than the terms we received in our agreements with Time Warner.

The agreements related to our separation from Time Warner were negotiated in the context of our separation from Time Warner while we were still part of Time Warner. Accordingly, these agreements may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties. The terms of the agreements entered into in the context of our separation are related to, among other things, allocations of assets, liabilities, rights, indemnifications and other obligations among Time Warner and us. We may have received better terms from third parties because third parties may have competed with each other to win our business. See “Note 13” in our accompanying consolidated financial statements for further information on the ongoing relationship with Time Warner.

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

Our amended and restated Certificate of Incorporation and By-laws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the raider and to encourage prospective acquirors to negotiate with our Board of Directors (the “Board”) rather than to attempt a hostile takeover. These provisions include rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings and the right of our Board to issue preferred stock without shareholder approval.

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

Our headquarters located in New York City is leased property consisting of approximately 230 thousand square feet. We own a corporate campus in Dulles, Virginia comprising office buildings, a data center and support facilities of approximately 840 thousand square feet, and undeveloped land adjacent to the corporate campus of approximately 68 acres. We lease or own office space and data centers located in California and Virginia, totaling approximately 715 thousand square feet. We also lease property consisting of approximately 260 thousand square feet in Bangalore, India for technology development, operations and administrative support, and a network operations center. In addition to these properties, we lease approximately 60 facilities for use as corporate offices, sales offices, development centers, data centers and other operations in other locations in California, Colorado, the District of Columbia, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, New York, Ohio, Pennsylvania, Tennessee and Virginia and in the countries of Canada, China, Denmark, France, Germany, India, Ireland, Israel, Japan, Sweden and the United Kingdom. We sublease to third parties approximately 393 thousand square feet of the properties discussed above.

We believe that our facilities are sufficient to meet our current and projected needs. We also have an ongoing process to review and update our real estate portfolio to meet changing business needs.

ITEM 3.	LEGAL PROCEEDINGS

On September 22, 2006, Salvadore Ramkissoon and two unnamed plaintiffs filed a putative class action against AOL LLC in the U.S. District Court for the Northern District of California asserting claims under the Electronic Communications Privacy Act, the California Consumer Records Act, the California Consumer Legal Remedies Act, the California False Advertising Law, and the California Unfair Competition Law, as well as common law claims for unjust enrichment and public disclosure of private facts. The claims arise out of AOL’s public posting of AOL member search queries in late July 2006.

The Court has dismissed without prejudice the named Plaintiff (Salvadore Ramkisoon) and all but the California False Advertising Law and California Unfair Competition Law claims, under which the unnamed plaintiffs seek only declaratory and injunctive relief regarding AOL’s search query retention practices. No claims for monetary relief remain in the case. On February 11, 2011, the parties filed briefs in response to the Court’s order to address the issue of whether the Court lacks jurisdiction over the subject matter of the remaining claims.

In addition to the matter listed above, we are a party to a variety of legal proceedings that arise in the normal course of our business. While the results of such normal course legal proceedings cannot be predicted with certainty, management believes that, based on current knowledge, the final outcome of the current pending matters will not have a material adverse effect on our business, financial position, results of operations or cash flows. Regardless of the outcome, legal proceedings can have an adverse effect on the Company because of defense costs, diversion of management resources and other factors. See “Item 1A—Risk Factors—Risks Relating to Our Business—If we cannot continue to enforce and protect our intellectual property rights, our business could be adversely affected” and “Item 1A—Risk Factors—Risks Relating to Our Business—We have been, and may in the future be, subject to claims of intellectual property infringement or tort law violations that could adversely affect our business” included elsewhere in this Annual Report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

AOL Inc.’s common stock is listed on the New York Stock Exchange under the symbol “AOL.” The following table presents the quarterly high and low sales prices for the common stock on the New York Stock Exchange since November 24, 2009, the day that our common stock began “when-issued” trading on the NYSE, as reported on the NYSE:

	High	Low
2009 Quarters Ended:
December 31, 2009 (since November 24, 2009)	$27.00	$22.01

2010 Quarters Ended:
March 31, 2010	$26.53	$23.23
June 30, 2010	29.45	19.61
September 30, 2010	25.56	19.80
December 31, 2010	27.65	23.48

As of February 18, 2011 there were approximately 19,400 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The closing price of the common stock on the New York Stock Exchange on February 18, 2011 was $21.99.

Sales of Unregistered Securities

None.

Dividend Policy

We have not paid cash dividends. We do not anticipate the payment of cash dividends on our common stock in the immediate future.

Performance Graph

The following graph compares the relative performance of our common stock, the S&P Midcap 400 index and the Morgan Stanley High-Technology index. This graph covers the period from November 24, 2009 (the first day our common stock began “when-issued” trading on the NYSE) through December 31, 2010.

*	$100 invested on 11/24/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2011 S&P, a division of The McGraw -Hill Companies Inc. All rights reserved.

	11/24/09	12/31/09	3/31/10	6/30/10	9/30/10	12/31/10
AOL Inc.	100.00	92.86	100.84	82.93	98.72	94.58
S&P Midcap 400	100.00	105.03	114.58	103.60	117.19	133.01
Morgan Stanley High-Technology	100.00	103.44	106.75	92.07	102.92	114.43

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

The following financial information for the five years ended December 31, 2010 has been derived from the Company’s consolidated financial statements. The selected consolidated financial data as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 is derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated financial data as of December 31, 2008 and 2007 and for the years ended December 31, 2007 and 2006 is derived from audited financial statements not included herein and the selected historical consolidated financial data as of December 31, 2006 is derived from our unaudited consolidated financial statements that are not included in this Annual Report. The unaudited financial statements have been prepared on the same basis as the audited financial statements, and in the opinion of our management include all adjustments, consisting of only ordinary recurring adjustments, necessary for a fair presentation of the information set forth in this Annual Report. Certain reclassifications have been made to previously reported financial data to reflect the financial condition, results of operations and cash flows of buy.at as discontinued operations. The financial condition, results of operations and cash flows of ICQ are presented within continuing operations for all periods presented. See the discussion of discontinued operations in “Note 4” in our accompanying consolidated financial statements.

The selected historical financial data presented below should be read in conjunction with our consolidated financial statements and the accompanying notes thereto, and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report. Prior to December 9, 2009, the effective date of the spin-off, we were a subsidiary of Time Warner. Our historical financial information included herein may not necessarily be indicative of our future financial condition, results of operations and cash flows. In addition, for the periods prior to December 9, 2009, the financial information included herein may not necessarily indicate our financial position, results of operations and cash flows in the future or what our financial position, results of operations and cash flows would have been had we been an independent, publicly-traded company during the periods presented.

	Years Ended December 31,
	2010	2009	2008	2007	2006
($ in millions, except per share amounts)		(recast)	(recast)	(recast)	(recast)
Statement of Operations Data:
Revenues:
Advertising	$1,284.1	$1,736.7	$2,083.3	$2,230.6	$1,886.1
Subscription	1,023.6	1,388.8	1,929.3	2,787.9	5,783.6
Other	109.0	120.3	140.1	162.2	117.0

Total revenues	$2,416.7	$3,245.8	$4,152.7	$5,180.7	$7,786.7
Costs of revenues	$1,420.6	$1,893.2	$2,273.1	$2,652.6	$4,129.0
Operating income (loss) (a)	$(982.6)	$462.6	$(1,163.5)	$1,853.8	$1,167.8
Income (loss) from continuing operations	$(790.7)	$251.4	$(1,520.6)	$1,213.3	$716.5
Net income (loss) attributable to AOL Inc. (b)	$(782.5)	$248.8	$(1,525.8)	$1,396.1	$749.7

Per share information attributable to AOL Inc. common stockholders: (c)
Basic and diluted income (loss) per common share from continuing operations	$(7.42)	$2.38	$(14.36)	$11.48	$6.77
Discontinued operations	0.08	(0.03)	(0.06)	1.72	0.18
Cumulative effect of accounting change, net of tax	—	—	—	—	0.14

Basic and diluted net income (loss) per common share	$(7.34)	$2.35	$(14.42)	$13.20	$7.09

Shares used in computing basic and diluted income (loss) per share (in millions)	106.6	105.8	105.8	105.8	105.8

(a)	2010 includes a $1,414.4 million non-cash impairment charge to reduce the carrying value of goodwill and a $106.0 million gain on the sale of ICQ. 2009 includes $27.9 million in amounts incurred related to securities litigation and government investigations. 2008 includes a $2,207.0 million non-cash impairment charge to reduce the carrying value of goodwill and $20.8 million in amounts incurred related to securities litigation and government investigations. 2007 includes a net pre-tax gain of $668.2 million on the sale of the German access service business and $171.4 million in amounts incurred related to securities litigation and government investigations. 2006 includes a $767.4 million gain on the sales of the French and United Kingdom access service businesses and $705.2 million in amounts incurred related to securities litigation and government investigations.
(b)	Includes net income (loss) of $8.2 million in 2010, ($2.9) million in 2009, ($6.0) million in 2008, $182.1 million in 2007 and $18.9 million in 2006 related to discontinued operations.
(c)	On November 2, 2009, the Company converted from AOL Holdings LLC, a limited liability company wholly owned by Time Warner, to AOL Inc., a corporation wholly owned by Time Warner. On December 9, 2009, the date of our spin-off, 105.8 million shares of $0.01 par value AOL common stock were distributed to Time Warner shareholders of record as of 5 p.m. on November 27, 2009. For periods prior to 2009, the same number of shares is being used for basic and diluted income (loss) per common share as no common stock of the Company existed prior to November 2, 2009 and no dilutive securities of the Company were outstanding for any prior period.
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

	As of December 31,
	2010	2009	2008	2007	2006
(in millions)		(recast)	(recast)	(recast)	(unaudited and recast)
Balance Sheet Data:
Cash and equivalents	$801.8	$146.1	$134.8	$151.9	$401.5
Total assets	$2,962.3	$3,963.1	$4,861.3	$6,863.1	$6,786.4

Long-term notes payable and obligations under capital leases	$50.9	$41.5	$33.7	$24.7	$105.1
Total equity	$2,286.9	$3,062.9	$3,737.7	$5,269.5	$4,505.8

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Introduction

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on our business, recent developments, results of operations, liquidity and capital resources and critical accounting policies. MD&A is organized as follows:

•

Overview. This section provides a general description of our business and outlook into 2011, as well as recent developments we believe are important in understanding our results of operations and financial condition or in understanding anticipated future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three years in the period ended December 31, 2010.

•

Liquidity and capital resources. This section provides a discussion of our current financial condition and an analysis of our cash flows for the three years in the period ended December 31, 2010. This section also provides a discussion of our principal debt obligations, contractual obligations and commitments, off-balance sheet arrangements, indemnification obligations and customer credit risk that existed at December 31, 2010. This section also includes a discussion of the amount of financial capacity available to fund our future commitments and ongoing operating activities.

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

In connection with the spin-off, we entered into transactions with Time Warner that either have not existed historically or that are on terms different from the terms of arrangements or agreements that existed prior to the

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

spin-off. See “Note 13” in our accompanying consolidated financial statements for more detail. Our historical financial information does not reflect changes that we have experienced since the spin-off or expect to experience in the future as a result of our separation from Time Warner, including changes in the financing, operations, cost structure and personnel needs of our business. Further, the financial statements for the years ended December 31, 2009 and 2008 include allocations of certain Time Warner corporate expenses. We believe the assumptions and methodologies underlying the allocation of general corporate expenses are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by us if we had operated as an independent, publicly-traded company or of the costs we have incurred since the spin-off or that are expected to be incurred in the future. These allocated expenses relate to various services that historically were provided to us by Time Warner, including cash management and other treasury services, administrative services (such as government relations, tax, employee benefit administration, internal audit, accounting and human resources), equity-based compensation plan administration, aviation services, insurance coverage and the licensing of certain third-party patents. During the years ended December 31, 2009 and 2008, we incurred $20.9 million and $23.3 million, respectively, of expenses related to charges for services performed by Time Warner.

Our Business

We are a leading global web services company with an extensive suite of brands and offerings and a substantial worldwide audience. Our business spans online content, products and services that we offer to consumers, publishers and advertisers. We are focused on attracting and engaging consumers and providing valuable online advertising services. We market our offerings to advertisers on both AOL Properties and the Third Party Network under the brand “AOL Advertising.” Our AOL-brand access subscription service, which we offer consumers in the United States for a monthly fee, is a valuable distribution channel for AOL properties.

During the first quarter of 2011, we expect that our advertising revenues on both AOL Properties and the Third Party Network will continue to decline significantly as compared to the same period in 2010, driven by search and contextual and Third Party Network declines. We believe that advertising revenues generated on AOL Properties will be negatively impacted by the decline in our domestic AOL-brand access subscribers, particularly as it relates to search and contextual revenues and the decline in international operations due to ceasing or reducing operations in a number of countries. Visibility into advertising revenue is limited due to the fact that many advertising agreements are executed during the quarter that the advertising is displayed. Finally, we expect our Third Party Network revenues will be negatively impacted by the international reductions and closures previously discussed as well as the de-emphasis of our search engine campaign management and lead generation affiliate products, which are discussed in “Item 1—Business—Third Party Network”, with the majority of the impact occurring in the first quarter of 2011.

Growth of our advertising revenues depends on our ability to attract consumers and increase engagement on AOL Properties by offering compelling content, products and services, as well as on our ability to monetize such engagement by offering effective advertising solutions. In order to attract consumers and generate increased engagement, we have developed and acquired, and in the future will continue to develop and acquire, content, products and services designed to meet these goals. These actions include the development and acquisition of a number of platforms that are designed to facilitate the production, aggregation, distribution and consumption of local content.

As our subscriber base declines, we need to maintain the engagement of former subscribers and increase the number and engagement of other consumers on AOL Properties. In addition to developing and offering engaging

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

content, products and services, we seek to retain our access subscriber base by offering our access subscribers certain products and services that are available to Internet consumers generally for no additional charge or at a discounted rate. Further, we have transitioned and will continue to seek to transition a substantial percentage of those access subscribers who are terminating their paid access subscriptions to free AOL Properties offerings.

Historically, our primary subscription service has been our subscription access service. Moving forward, we seek to market new products and services that are either co-branded, third party or AOL-developed products. To facilitate this goal, in 2010 we launched the initial phase of a single consumer-facing platform that allows us to manage and distribute these additional products to Internet consumers along with our subscription access service. We offer those products to our access subscribers as well as other Internet consumers. Revenue related to these new product and service offerings was not material for the year ended December 31, 2010.

Our subscription revenues have relatively low direct costs, and accordingly, our subscription access service represents the source of the vast majority of our operating income. Although our subscription revenues have declined and are expected to continue to decline, we believe that our subscription access service will continue to provide us with an important source of revenue and cash flow for the foreseeable future. The revenue and cash flow generated from our subscription access service will help us to pursue our strategic initiatives and continue the transition of our business toward attracting and engaging Internet consumers and generating advertising revenues. We expect our total revenues and operating income (excluding the goodwill impairment charge recorded in 2010) to decline in the near term, even if our strategy is successful and we are able to grow our advertising revenues, primarily due to declines in subscription revenue and search and contextual revenue as a result of the continuing decline in our subscriber base.

Key indicators to understanding our operating results include:

•	Growth of advertising revenues, particularly display revenues on AOL Properties;

•	Unique visitors to our properties;

•	Monthly average churn and average paid tenure of our AOL-brand access subscribers;

•	Our investment in growth areas, such as the local online market; and

•	Our ability to manage our operating cost structure.

Current Economic Environment

The global economic recession adversely impacted our advertising revenues for the years ended December 31, 2009 and 2008. We do not believe that the global economic environment had a material impact on our advertising revenues for the year ended December 31, 2010. Further, we do not believe the global economic recession had a material impact on our subscription revenues for any period presented in this Annual Report.

Trends, Challenges and Uncertainties Impacting Our Business

The web services industry is highly competitive and rapidly changing. Trends, challenges and uncertainties that may have a significant impact on our business, our opportunities and our ability to execute our strategy include the following:

•

Advertising, commerce and information continue to migrate to the Internet and away from traditional media outlets at both the national and local levels. Additionally, traditional media outlets are facing significant economic challenges. We believe these continuing trends will create strategic growth

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

opportunities for us to attract new consumers and develop new and effective advertising solutions. As part of a restructuring initiative that began late in 2009, we announced a plan to reduce operating costs and reinvest up to $100 million of those savings in existing strategic areas. As part of this plan and to expand our local strategic initiatives, we reinvested the majority of the $100 million in Patch, our community-specific news and information platform, during 2010. As a result of our additional investment in Patch, we had 790 active towns as of February 18, 2011.

•

As the behavior of Internet consumers continues to change, a migration on the Internet towards social networking could adversely affect usage of AOL products and services. This trend may have an adverse effect on our ability to rely on traditional sources of traffic and revenues. We seek to mitigate these potential competitive pressures by leveraging social networks to deliver content. Additionally, competition among companies offering content and advertising products, such as demand-side platforms, is intense. Competitors are providing more free products and services, for example, data storage, that may require substantial expenditures by us in order to offer comparable products and services. As a result of the increased competition, Third Party Network advertising revenues may continue to decline.

•

Beginning in the first quarter of 2010, we made changes to our content, products and services to enhance the consumer experience (e.g., fewer advertisements on certain AOL Properties). These changes have involved and may continue to involve eliminating or modifying advertising practices that historically have been a source of revenues. While difficult to quantify, we believe that these changes had a negative impact on our advertising revenues during 2010. We intend to ultimately increase our revenues by increasing the attractiveness of our content, product and service offerings to consumers and therefore their value to advertisers through these enhancements to the consumer experience. Specifically, we have undertaken efforts on certain AOL Properties to reduce the number of display advertising units, reduce monetization of search results and reduce the number of contextual advertising links. Additionally, we are shifting our focus from the number of sites that we offer to fewer, bigger sites that better address the needs of users and advertisers. During the third quarter of 2010, we introduced a new advertising format that seeks to enhance the consumer experience by improving the aesthetic quality, impact and interactivity of online advertising, while also providing solutions for advertisers looking for innovative ways to showcase their products and services to consumers. In a departure from traditional display advertising, the new advertising format offers an ad space segmented into interactive panels, allowing advertisers to customize different streams of functionality within one interface, which will increase consumer engagement with online advertising. We are also expanding our distribution of our content, products and services on multiple platforms and digital devices, including on portable wireless devices such as smartphones and tablets (e.g. iPhone, iPad, Android-based devices and Blackberry).

•

As the amount of content that is available online continues to expand, consumers are increasingly fragmenting across the Internet. To address this fragmentation, we own and we partner with third parties to offer a variety of niche sites (e.g. Engadget and Cambio) that we expect to continue to drive consumer engagement. We have organized our content to align under the broad categories of either News, Entertainment, Women and Lifestyle or Marketplace. On February 6, 2011, we announced that we entered into a definitive agreement to acquire The Huffington Post. We believe that our acquisition of The Huffington Post will solidify our strategy of creating a global content network while providing our consumers with an array of news, analysis, commentary and entertainment. Furthermore, the Third Party Network, which reaches thousands of websites, will allow us to continue to provide advertising solutions across a fragmenting Internet environment.

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•

We are actively supplementing our business strategy through targeted acquisitions and dispositions. Since January 1, 2010, we acquired seven companies and, as mentioned above, have recently agreed to acquire The Huffington Post with the objective of broadening and improving upon content provided to users. We expect the integration of key talent and products resulting from these acquisitions to help us achieve our objective of increasing traffic by enhancing the user experience. Also since January 1, 2010, we have disposed of three non-core businesses as well as other assets and investments.

•

Part of our strategy with respect to targeted acquisitions is to ensure that the key employees are incentivized to remain with AOL following the acquisition. In connection with the seven acquisitions mentioned above, we have entered into certain incentive compensation arrangements with key employees of the acquired companies. We record amounts associated with these arrangements as compensation expense over the future service period of the employees of the acquired companies. For the year ended December 31, 2010, we recorded compensation expense of $6.2 million related to incentive compensation arrangements made in connection with our 2010 acquisitions. Based on our current estimated forfeiture rates, we expect to record compensation expense associated with the incentive arrangements with key employees of these seven acquisitions of $35.7 million, $15.5 million and $3.0 million in 2011, 2012 and 2013, respectively. We expect the future cash outlay related to these incentive arrangements to be $11.5 million, $27.6 million and $20.3 million in 2011, 2012 and 2013, respectively. These amounts are subject to change based on actual forfeitures and the impact of any new acquisitions completed in the future.

Recent Developments

Acquisitions

We completed the following acquisitions during the fourth quarter of 2010:

•

On December 15, 2010, we completed the acquisition of Pictela, Inc. (“Pictela”), a company that provides a global technology platform for serving and distributing high-definition brand content across online advertising and social media. This business was acquired to further our ability to provide high quality advertising content.

•

On December 20, 2010, we completed the acquisition of About.me, Inc. (“About.me”), a company that provides a web service product that empowers people to create a single personal profile page that presents their online identities together in one place, simplifying the social experience across the web. This business was acquired to enhance our ability to provide relevant and meaningful content to consumers.

The aggregate purchase price of these acquisitions was $31.4 million, net of cash acquired. In addition, we agreed to pay up to $11.5 million in aggregate to certain employees of the acquired companies over the next three years contingent on their future service to AOL. The payments of up to $11.5 million will be recognized as compensation expense over the requisite service periods of up to three years. See “Note 4” in our accompanying consolidated financial statements for additional information on these acquisitions.

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On January 31, 2011, we completed the acquisition of goviral A/S (“goviral”), a provider of an online branded video syndication platform used by advertisers to distribute their branded videos to be viewed online, for a purchase price of $74.1 million, net of cash acquired. In addition, we agreed to pay up to $22.6 million in aggregate to certain employees of the acquired company over the expected future service period of two years contingent on their future service to AOL. The payments of up to $22.6 million will be recognized as compensation expense over the expected future service period of two years. See “Note 4” in our accompanying consolidated financial statements for additional information on this acquisition.

On February 6, 2011, we signed an agreement to acquire all of the outstanding equity of TheHuffingtonPost.com, Inc. (“The Huffington Post”) for estimated aggregate consideration of $315 million, in a transaction expected to be completed by April 2011. The Huffington Post is an innovative, internet source of online news, analysis, commentary and entertainment. This acquisition is expected to enhance our ability to serve our audiences across several platforms, including social, local, video, mobile and tablet. We currently expect cash restructuring charges of approximately $30 million in the aggregate in connection with this transaction, of which $10 million is included in the aggregate consideration of $315 million disclosed above and will be reflected as a restructuring charge immediately following the acquisition, as this amount is associated with stock options that will vest upon the termination of certain The Huffington Post employees. See “Note 4” in our accompanying consolidated financial statements for additional information on this acquisition.

Disposition-Related Activities

On November 15, 2010, we sold a portion of our campus in Dulles, Virginia referred to as “Pacific Corporate Park” for a sales price of $144.5 million in cash, exclusive of customary closing costs. Based on the estimated sales proceeds at the time we entered into the agreement to sell, we determined that the carrying value of Pacific Corporate Park exceeded the fair value less costs to sell. As a result, an impairment charge of $6.2 million was recorded within costs of revenues during 2010. We did not record a significant gain or loss upon completion of this sale in the fourth quarter of 2010.

During the fourth quarter of 2010, we sold our investment in Brightcove, Inc. (“Brightcove”) for $17.0 million in net cash proceeds, which resulted in a pre-tax gain of $8.0 million recorded in “Other income, net” in our accompanying consolidated financial statements.

On July 8, 2010, we completed the sale of ICQ resulting in a pre-tax gain of $119.6 million recorded in the third quarter of 2010. Sales proceeds included $5.4 million which was allocated to our obligation to provide certain network infrastructure related services to the buyer. This amount has been deferred and will be recognized as other income when the obligation is fulfilled.

After our disposition of ICQ, the Committee on Foreign Investment in the United States (“CFIUS”) contacted Mail.ru and, subsequently, we submitted a joint voluntary filing, with Mail.ru, to CFIUS commencing a review of the transaction under Section 721 of Title VII of the Defense Production Act of 1950, as amended. AOL and Mail.ru are currently working with CFIUS to address their concerns. As a result of this process, it is probable that we will agree to provide certain network infrastructure and other operational services to Mail.ru at a level and for a period in excess of our contractual obligations under the original transaction agreements as well as other modifications to the parties’ respective obligations under the transaction agreements. Our estimate of the range of loss to be incurred as a result of these developments is $13.6 million to $28 million. Given that no amount within the range of loss appears to be a better estimate as of the date of issuing these financial statements, we have accrued a loss of $13.6 million, the low end of the range of estimated loss, in our fourth quarter 2010 consolidated statement of operations and reflected such loss as a reduction to the previously recorded $119.6

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million gain. The $5.4 million of sales proceeds continues to be deferred and will be recognized when the obligation is fulfilled at the end of the extended service period.

During the second and third quarters of 2010, we concluded that ICQ met the requirements for presentation as discontinued operations. However, given the probable extension and modification of the services we are providing to ICQ, we have subsequently concluded that the ICQ operations for the period prior to the sale, no longer meet the criteria for presentation as discontinued operations. As a result, we have recast the assets and liabilities of ICQ as of December 31, 2009 from assets and liabilities of discontinued operations to their natural classifications within the accompanying 2009 consolidated balance sheet. Results of discontinued operations and cash flows for the years ended December 31, 2009 and 2008 were not impacted by the recast, as ICQ was never presented as a part of discontinued operations for those historical periods. The results of operations of ICQ, excluding the related income tax benefit, were not material to the Company’s consolidated financial statements.

Revenue related to ICQ was $17.9 million, $39.1 million and $40.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. Operating income related to ICQ was $10.1 million, $24.5 million and $25.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Restructuring Actions

We completed a significant restructuring initiative in the fourth quarter of 2010, which began late in 2009. We reduced our total workforce by nearly one-third in connection with this restructuring initiative, prior to hiring new employees in areas of strategic focus. As part of this initiative, we reduced our cost base in the United Kingdom and ceased or reduced operations in a number of other countries including France and Germany. We are continuing to operate certain French and German web properties and sell display advertising, leveraging our centralized European infrastructure and we recently acquired goviral to expand our video advertising capabilities in Europe. However, we expect advertising revenues generated in those countries to continue to decline in the near term. In connection with this restructuring initiative, we incurred $33.8 million of restructuring expense during the year ended December 31, 2010. We do not expect to incur significant additional expenses related to this initiative in 2011. As a result of this restructuring initiative, our operating expenses were lower in 2010 and we expect them to continue to be lower, at least in the near term, due primarily to lower headcount and fewer facilities in which we conduct operations. We estimate that the restructuring initiative will result in a reduction to annual compensation expense and facility operating expenses as compared to 2009 levels of approximately $230 million in total. However, this estimate does not include the impacts of other changes to our business such as reductions in TAC and estimated increased costs related to the employees hired in areas of strategic focus.

In connection with our acquisition of TheHuffingtonPost.com, we currently expect to incur cash restructuring charges of approximately $30 million, of which $10 million represents cash consideration that will be reflected as a restructuring charge immediately following the acquisition. As we continue to refine and optimize our assets and operations, we may identify additional restructuring actions separate and apart from the restructuring initiative which began in late 2009 and the restructuring charges associated with the acquisition of The Huffington Post. If additional restructuring actions are identified, we would incur additional restructuring costs.

Key Metrics

Audience Metrics

We utilize unique visitor numbers to evaluate the performance of AOL Properties as well as AOL Media, a subset of AOL Properties that excludes Mail, Instant Messaging, Search, Ventures and Local. In addition, we

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

utilize unique visitor numbers to evaluate the reach of our total advertising network, which includes both AOL Properties and the Third Party Network. Unique visitor numbers provide an indication of our consumer reach. Although our consumer reach does not correlate directly to advertising revenue, we believe that our ability to broadly reach diverse demographic and geographic audiences is attractive to brand advertisers seeking to promote their brands to a variety of consumers without having to partner with multiple content providers. AOL’s unique visitor numbers also include unique visitors attributable to co-branded websites owned by third parties for which certain criteria have been met, including that the Internet traffic has been assigned to us through a traffic assignment letter. As of December 31, 2010, approximately 5% of our unique visitors to AOL Properties were attributable to co-branded websites owned by third parties where the Internet traffic was assigned to us.

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

In 2009, Media Metrix announced the availability of an alternate methodology (currently referred to as “panel-centric unified” or “Media Metrix 360”) to estimate unique visitors, in order to provide a more accurate count of a website’s audience, and has continued to refine this methodology. We adopted this alternate methodology for our average monthly unique visitors to AOL Properties and AOL Media starting in December 2009 and going forward. As a result, our average monthly unique visitors to AOL Properties and AOL Media based on Media Metrix 360 will not be comparable to the data under the previous panel-only methodology. For comparison purposes, domestic average monthly unique visitors to AOL Properties and AOL Media are reported under both the Media Metrix 360 and panel-only methodology for the year ended December 31, 2010.

The following table presents our unique visitor metrics for the periods presented (in millions):

	Three Months Ended December 31,		Years Ended December 31,
	2010	2009	2010	2009
Domestic average monthly unique visitors to AOL Properties (Media Metrix 360)	112	NA	111	NA
Domestic average monthly unique visitors to AOL Properties (Panel-only methodology)	97	100	100	104
Domestic average monthly unique visitors to AOL Media (Media Metrix 360)	84	NA	83	NA
Domestic average monthly unique visitors to AOL Media (Panel-only methodology)	70	75	72	74
Domestic average monthly unique visitors to AOL Advertising Network	181	184	184	179

Subscriber Access Metrics

The primary metrics we monitor for subscription access service are monthly average churn and average paid tenure. Monthly average churn represents on average the number of AOL-brand access subscribers that terminate or cancel our services each month, factoring in new and reactivated subscribers. The domestic AOL-brand access subscriber monthly average churn was 2.6%, 3.4% and 3.6% for the years ended December 31, 2010, 2009 and 2008, respectively. Average paid tenure represents the average period of time subscribers have paid for domestic AOL-brand internet access. The average paid tenure of the remaining domestic AOL-brand access subscribers

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

has been increasing, and was approximately nine years, eight years and seven years for the years ended December 31, 2010, 2009 and 2008, respectively.

Results of Operations

The results of operations for the years ended December 31, 2009 and 2008 have been recast so that the basis of presentation is consistent with that of the results of operations for the year ended December 31, 2010. This recast reflects the financial condition, results of operations and cash flows of buy.at as discontinued operations. As previously discussed, the results of operations of ICQ are presented within continuing operations for all periods presented.

Consolidated Results

The following table presents our revenues, by revenue type, for the periods presented (in millions):

	Years Ended December 31,
	2010	2009	% Change from 2009 to 2010	2008	% Change from 2008 to 2009
Revenues:
Advertising	$1,284.1	$1,736.7	(26)%	$2,083.3	(17)%
Subscription	1,023.6	1,388.8	(26)%	1,929.3	(28)%
Other	109.0	120.3	(9)%	140.1	(14)%

Total revenues	$2,416.7	$3,245.8	(26)%	$4,152.7	(22)%

The following table presents our revenues, by revenue type, as a percentage of total revenues for the periods presented:

	Years Ended December 31,
	2010	2009	2008
Revenues:
Advertising	53%	54%	50%
Subscription	42	43	46
Other	5	3	4

Total revenues	100%	100%	100%

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

In addition to advertising revenues generated on AOL Properties, we also generate revenues from our advertising offerings on the Third Party Network. To generate revenues on the Third Party Network, we purchase

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

advertising inventory from publishers (both large and small) in the Third Party Network using proprietary optimization, targeting and delivery technology to best match advertisers with available advertising inventory. Advertising arrangements for the sale of Third Party Network inventory typically take the form of impression-based contracts or performance-based contracts.

Advertising revenues on AOL Properties and the Third Party Network for the years ended December 31, 2010, 2009 and 2008 are as follows (in millions):

	Years Ended December 31,
	2010	2009	% Change from 2009 to 2010	2008	% Change from 2008 to 2009
AOL Properties:
Display	$520.4	$603.9	(14)%	$729.2	(17)%
Display—domestic	472.6	513.7	(8)%	583.4	(12)%
Display—international	47.8	90.2	(47)%	145.8	(38)%
Search and Contextual	428.1	609.8	(30)%	721.2	(15)%

Total AOL Properties	948.5	1,213.7	(22)%	1,450.4	(16)%
Third Party Network	335.6	523.0	(36)%	632.9	(17)%

Total advertising revenues	$1,284.1	$1,736.7	(26)%	$2,083.3	(17)%

2010 vs. 2009

Advertising revenue declined $452.6 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. Of this decline, $268.2 million was related to AOL-implemented initiatives to wind down or shut down certain products and shut down or reduce operations internationally. The most significant impact from these initiatives drove declines in Third Party Network revenue of $177.1 million associated with European shutdowns and de-emphasis of the typically low margin search engine campaign management and lead generation affiliate products. In addition, we experienced declines in search and contextual revenue of $54.2 million, primarily due to the de-emphasis of our contextual products, fewer queries in Germany and France where we have reduced operations and declines of $14.3 million from ICQ which we sold in the third quarter of 2010. International display revenues declined by $36.9 million related to our reduced operations in Germany and France, declines from Bebo, Inc. (“Bebo”) which we sold in the second quarter of 2010 and declines of $5.7 million from ICQ which we sold in the third quarter of 2010.

Apart from the impacts of the AOL-implemented initiatives, advertising revenue reflects further declines in search and contextual, display and Third Party Network revenue. Search and contextual revenue for the year ended December 31, 2010 declined $127.6 million as compared to the year ended December 31, 2009. Of this decline, $93.7 million reflects the impact of fewer domestic search queries on AOL Properties, related primarily to a 23% year-over-year decrease in domestic AOL-brand access subscribers as well as lower traffic on AOL Properties. The search and contextual revenue declines also include international declines of $33.9 million due to fewer queries primarily in the United Kingdom. Domestic display revenue declines of $43.4 million reflect a slight decline in premium inventory sales as well as the impact of less inventory from AOL Properties being monetized through the Third Party Network, resulting primarily from our efforts to improve the user experience. Premium inventory sales declines reflect the impact on sales of a salesforce reorganization in the first quarter of 2010, which resulted in subsequent quarters beginning with a significantly smaller sales pipeline. Domestic display revenue declines were partially offset by approximately $2.0 million related to acquisitions made in

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2010. Third Party Network declines of $12.6 million reflect a reduction in sales due to increased competition at Ad.com and a reduction in contextual advertising. These Third Party Network declines were partially offset by $2.3 million related to acquisitions made in 2010.

2009 vs. 2008

Advertising revenues generated on AOL Properties decreased 16%, or $236.7 million, for the year ended December 31, 2009 as compared to the year ended December 31, 2008, driven by decreases in display advertising and search and contextual revenues. The decrease in display advertising was due to weak global economic conditions that resulted in lower advertising demand. Specifically, international display revenue declined reflecting weakness in the U.K., Germany and France and domestic display revenue reflected weakness in certain advertiser categories, including Classifieds, Finance and Telecommunications. The decline in search and contextual revenue was primarily due to a decline in search revenues due to decreases in search query volume (partially due to the decline in domestic AOL-brand access subscribers) on certain AOL Properties which contributed $71.8 million to the decline and lower revenues per search query on certain AOL Properties which contributed $30.4 million to the decline. Contextual revenues declined $10.4 million primarily due to reduced monetization on MapQuest, partially offset by increased prioritization of certain contextual links in the first half of 2009.

The 17% decrease in advertising revenues on the Third Party Network for the year ended December 31, 2009 as compared to the year ended December 31, 2008 was due to weak global economic conditions that resulted in lower advertising demand, as well as a decrease of $23 million due to the wind-down of a contract with a major customer. Revenues associated with this major customer were $3 million for the year ended December 31, 2009 compared to $26 million for the year ended December 31, 2008.

Revenues Associated with Google and Advertising Revenue Expectations

For all periods presented in this Annual Report, we have had a contractual relationship with Google whereby we generate revenues through paid text-based search and contextual advertising on AOL Properties provided by Google, which represent a significant percentage of the advertising revenues generated by AOL Properties. For the years ended December 31, 2010, 2009 and 2008, the revenues associated with the Google relationship (substantially all of which were search and contextual revenues generated on AOL Properties) were $398.4 million, $556.7 million and $677.9 million, respectively.

During the first quarter of 2011, we expect that our advertising revenues on both AOL Properties and the Third Party Network will continue to decline significantly as compared to the same period in 2010, driven by search and contextual and Third Party Network declines. We believe that advertising revenues generated on AOL Properties will be negatively impacted by the decline in our domestic AOL-brand access subscribers, particularly as it relates to search and contextual revenues and the decline in international operations due to ceasing or reducing operations in a number of countries. Visibility into advertising revenue is limited due to the fact that many advertising agreements are executed during the quarter that the advertising is displayed. Finally, we expect our Third Party Network revenues will be negatively impacted by the international reductions and closures previously discussed as well as the de-emphasis of our search engine campaign management and lead generation affiliate products, which are discussed in “Item 1—Business—Third Party Network” above, with the majority of the impact occurring in the first quarter of 2011.

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Subscription Revenues

Subscription revenues declined 26% for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The decline was due to an approximate 23% decrease in the number of domestic AOL-brand access subscribers between December 31, 2009 and December 31, 2010 (which is discussed further in “Overview—Our Business—AOL Properties”). Also contributing to the decline in subscription revenues was a $0.30 decline in domestic average monthly revenue per AOL-brand access subscriber (which we refer to in this Annual Report as ARPU). Partially offsetting these declines was $5.4 million related to the favorable resolution of a legal dispute with the counterparty to whom we sold our German access business in 2007. The 28% decline in subscription revenues for the year ended December 31, 2009 as compared to the year ended December 31, 2008 was due to a 28% decrease in the number of domestic AOL-brand access subscribers between December 31, 2008 and December 31, 2009.

The number of domestic AOL-brand access subscribers was 3.9 million, 5.0 million and 6.9 million at December 31, 2010, 2009 and 2008, respectively. ARPU was $18.16, $18.46 and $18.38 for the years ended December 31, 2010, 2009 and 2008, respectively. We include in our subscriber numbers individuals, households and entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL access service. Individuals who have registered for our free offerings, including subscribers who have migrated from paid subscription plans, are not included in the AOL-brand access subscriber numbers presented above. Subscribers to our subscription access service contribute to our ability to generate advertising revenues.

As noted previously, our access service subscriber base has declined and is expected to continue to decline. While we expect that our subscription revenues will continue to decline for the foreseeable future, they will provide us with an important source of revenue in the near term.

Other Revenues

Other revenues consist primarily of fees associated with our mobile e-mail and instant messaging functionality from mobile carriers, licensing revenues from third-party customers from MapQuest’s business-to-business services and licensing revenues from licensing our proprietary ad serving technology to third parties through our subsidiary, ADTECH AG. In addition, other revenues include amounts associated with hosting certain Time Warner websites on our servers as part of the transition services provided to Time Warner. Other revenues also include amounts earned in connection with transition support services for our disposed operations.

Other revenues decreased 9% for the year ended December 31, 2010, as compared to the year ended December 31, 2009 due to lower revenues from our mobile messaging services of $17.3 million as mobile carriers are moving away from paying on a per message basis and a decline in licensing revenues from MapQuest’s business-to-business services of $6.9 million. These declines were partially offset by increases in third party web hosting revenues of $8.8 million, increases in ADTECH AG and other licensing revenues of $2.7 million and increases in transition services revenue of $2.9 million.

Other revenues decreased 14% for the year ended December 31, 2009 as compared to the year ended December 31, 2008, due to declines in the revenues associated with the transition support services agreements with the purchasers of our European access service businesses (which ended in 2008). These agreements contributed $23 million in revenue for the year ended December 31, 2008. The decline in revenue from these agreements was partially offset by increases in mobile e-mail and instant messaging revenues of $6 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Operating Costs and Expenses

The following table presents our operating costs and expenses for the periods presented (in millions):

	Years Ended December 31,
	2010	2009	% Change from 2009 to 2010	2008	% Change from 2008 to 2009
Costs of revenues	$1,420.6	$1,893.2	(25)%	$2,273.1	(17)%
Selling, general and administrative	491.2	535.0	(8)%	640.0	(16)%
Amortization of intangible assets	145.3	137.9	5%	159.0	(13)%
Amounts related to securities litigation and government investigations, net of recoveries	—	27.9	(100)%	20.8	34%
Restructuring costs	33.8	189.2	(82)%	16.6	NM
Goodwill impairment charge	1,414.4	—	NM	2,207.0	(100)%
(Gain) loss on disposal of assets and consolidated businesses, net	(106.0)	—	NM	(0.3)	(100)%

NM = not meaningful

The following table represents our operating costs and expenses as a percentage of revenues for the periods presented:

	Years Ended December 31,
	2010	2009	2008
Operating costs and expenses:
Costs of revenues	59%	58%	55%
Selling, general and administrative	20	17	15
Amortization of intangible assets	6	4	4
Amounts related to securities litigation and government investigations, net of recoveries	—	1	1
Restructuring costs	1	6	—

Subtotal of operating costs and expenses before goodwill impairment charge	86%	86%	75%

Goodwill impairment charge	59	—	53
Gain on disposal of assets and consolidated businesses, net	(4)	—	—

Total operating costs and expenses	141%	86%	128%

Costs of Revenues

The following categories of costs are generally included in costs of revenues: network-related costs, TAC, product development costs and other costs of revenues. The largest component of our costs of revenues is

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Costs of revenues decreased $472.6 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The primary drivers of the decrease in costs of revenues were decreases in TAC, personnel costs and network-related costs. TAC decreased by $269.1 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. TAC was impacted by the decrease in advertising revenues, which drove a decline of $165.4 million primarily due to lower variable revenue share payments to our publishing partners for the year ended December 31, 2010 as compared to the year ended December 31, 2009. In addition, there were declines from a significant product distribution agreement, whereby payments previously were based on the number of personal computers shipped. Under the agreement, which was amended in the first quarter of 2010, new distributions have ceased and payments are now based on a percentage of the advertising revenue we earn on the associated co-branded website. As a result, TAC associated with this agreement declined by $94.1 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. Personnel costs, including salaries and bonuses, declined by $103.5 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009, due to reduced headcount as a result of our 2009 restructuring initiatives. The declines related to our restructuring initiatives were partially offset by an increase of $33.2 million related to the impact of hiring new employees in areas of strategic focus and an increase of $23.4 million as we had lower capitalization of personnel costs in 2010 due to fewer product development projects qualifying for capitalization. Network-related costs declined by $76.4 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009, due to declines in depreciation expense on network equipment due to a higher percentage of in-service assets being fully depreciated and declines in narrowband network and other network-related costs, partially due to terminated and renegotiated maintenance agreements and the decline in domestic AOL-brand access subscribers. Costs of revenues also included a decrease in non-network depreciation and amortization of $20.3 million and a decrease in asset impairment charges of $4.1 million related to $10.3 million recorded in 2009, partially offset by an impairment charge of $6.2 million recorded in the third quarter of 2010. This charge was related to the writedown of Pacific Corporate Park assets in connection with the sale of the property. Additionally, the decreases discussed above were partially offset by increased content costs of $16.3 million mainly related to Patch.

Costs of revenues decreased $379.9 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. TAC decreased by $119.1 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008 due to the decrease in advertising revenues and, to a lesser extent, declines in product distribution costs related to an amendment to a product distribution agreement in the third quarter of 2008. Network-related costs declined by $84.4 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008, due to declines in narrowband network and other network-related costs related to cost reduction initiatives undertaken in response to the decline in domestic AOL-brand access subscribers. Product development costs declined by $65.5 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008, due to reduced headcount and reduced product development efforts. Other costs of revenues declines for the year ended December 31, 2009 as compared to the year ended December 31, 2008

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

included declines in outside services costs of $47.2 million due to a $30.0 million decline related to reduced consulting and lower outsourced call center expenses and $17.2 million decline related to the transition to internally developed ad serving technology beginning in the first quarter of 2009. Depreciation and amortization expense declined by $40.2 million, which includes declines in depreciation of capitalized software associated with our subscription access service. We also had declines in customer billing and collection costs of $27.6 million for the year ended December 31, 2009 due to the decline in domestic AOL-brand access subscribers. Partially offsetting the decreases described above was an increase in personnel costs of $48.4 million resulting from the decision not to pay most annual bonuses for 2008.

Selling, General and Administrative

Selling, general and administrative expenses decreased $43.8 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The decrease was due to declines in external legal costs and other legal matters of $25.1 million, a decline related to the resolution of a French value-added tax matter in 2009 of $14.7 million, declines in bad debt expense of $14.5 million due to improved collections on aged balances including the impact of the decline in subscribers. The decrease also included declines in personnel costs of $12.6 million related to reduced headcount, declines in depreciation and amortization expenses of $6.6 million and a $5.2 million decline related to a business tax expense recorded in 2009. Personnel cost declines included a reduction of $43.0 million related to reduced headcount as a result of our 2009 restructuring initiatives, partially offset by an increase in equity-based compensation expense of $17.9 million and an increase in recruiting expenses of $11.2 million including Patch. These decreases were partially offset by an increase in marketing costs of $23.3 million primarily associated with our rebranding efforts and support of our new products and initiatives including Patch, an increase in consulting costs of $8.2 million and an increase in other corporate costs of $6.5 million.

Selling, general and administrative expenses decreased $105.0 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The decrease was due to declines in marketing costs of $52.3 million, reflecting reduced payments to marketing partners due to the decline in domestic AOL-brand access subscribers and reduced spending due to cost savings initiatives. Further contributing to the decline in selling, general and administrative expenses for the year ended December 31, 2009 as compared to the year ended December 31, 2008 were decreases in consulting costs of $33.1 million, partially due to the costs incurred in 2008 associated with Time Warner’s evaluation of various strategic alternatives related to our business, which were $22.0 million for the year ended December 31, 2008, and personnel related declines of $31.3 million due to reduced headcount. Partially offsetting the decline was an increase of $14.7 million for the year ended December 31, 2009 related to the resolution of a French value-added tax matter associated with our historical European access service businesses and an increase in personnel related costs of $15.4 million for the year ended December 31, 2009, resulting from the decision not to pay most annual bonuses for 2008.

Amortization of Intangible Assets

Amortization of intangible assets results primarily from acquired intangible assets including technology, customer relationships and trade names. Amortization of intangible assets increased $7.4 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009, due to our reevaluation of the useful lives of certain intangible assets in the fourth quarter of 2009 in connection with our restructuring initiatives, which resulted in incremental amortization expense of $31.5 million for the year ended December 31, 2010 and $7.4 million for the year ended December 31, 2009. The increase for the year ended December 31, 2010 was partially offset by a decline of $17.8 million due to certain intangible assets becoming fully amortized in 2009. Amortization of intangible assets decreased $21.1 million for the year ended December 31, 2009 as

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

compared to the year ended December 31, 2008, due to certain intangible assets becoming fully amortized at the end of 2008, partially offset by an increase in acquired intangible assets resulting from the acquisition of Bebo in May 2008.

Amounts Related to Securities Litigation and Government Investigations, Net of Recoveries

Amounts related to securities litigation and government investigations, net of recoveries consist of legal settlement costs and legal and other professional fees incurred by Time Warner prior to the spin-off related to the defense of various securities lawsuits involving us or our or Time Warner’s present or former officers and employees. While these amounts were historically incurred by Time Warner and reflected in Time Warner’s financial results, they have been reflected as an expense and a corresponding additional capital contribution by Time Warner in our consolidated financial statements for the periods when we were a wholly-owned subsidiary of Time Warner because they involve us. We recognized $27.9 million and $20.8 million of expense related to these matters, respectively, for the years ended December 31, 2009 and 2008. Following the spin-off, these costs continue to be incurred by Time Warner to the extent that proceeds from a settlement with insurers are available to pay those costs, and thereafter AOL has an obligation to indemnify Time Warner for such costs to the extent they are associated with present or former officers and employees of AOL. We do not view our remaining potential obligation related to this matter to be material.

Restructuring Costs

In connection with our restructuring initiatives, we incurred restructuring expense of $33.8 million, $189.2 million and $16.6 million, respectively, for the years ended December 31, 2010, 2009 and 2008, respectively, related to voluntary and involuntary employee terminations, facility closures and contract termination costs. The restructuring activities were completed in an effort to better align our organizational structure and costs with our strategy.

Goodwill Impairment Charge

During the three months ended June 30, 2010, we entered into an agreement to sell our ICQ operations and we completed the sale of substantially all of our assets of Bebo. We expect to treat the common stock of Bebo as worthless for U.S. income tax reporting purposes in our 2010 consolidated U.S. federal income tax return. In addition, we experienced a significant decline in our stock price in the second quarter of 2010. Our net assets also increased significantly during that time due to cash generated from operations and the deferred tax asset associated with the Bebo worthless stock deduction. Based on these events, we concluded that it was more likely than not that the fair value of our single reporting unit was less than its carrying amount. As such, we performed an interim goodwill impairment test as of June 30, 2010.

Based on our interim impairment analysis, we recorded a goodwill impairment charge of $1,414.4 million in the second quarter of 2010 to write goodwill down to its implied fair value. Based on our annual goodwill impairment analysis in December 2010, we have determined that the estimated fair value of AOL exceeds its carrying value as of December 31, 2010 and therefore no additional goodwill impairment charge was recorded for 2010.

We also incurred a goodwill impairment charge in 2008 after the annual goodwill impairment analysis was performed during the fourth quarter of 2008. In that analysis, we determined that the carrying value of our goodwill was impaired and, accordingly, recorded a goodwill impairment charge of $2,207.0 million to write goodwill down to its implied fair value.

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See “Note 3” in our accompanying consolidated financial statements for additional information.

Gain (loss) on disposal of assets and consolidated businesses, net

The gain on disposal of assets and consolidated businesses, net for the year ended December 31, 2010 of $106.0 million was related to the gain on the sale of ICQ recorded in the third quarter of 2010 with an adjustment recorded in the fourth quarter as discussed above.

Operating Income (Loss)

Operating loss was $982.6 million for the year ended December 31, 2010, as compared to operating income of $462.6 million for the year ended December 31, 2009. This decline was due to the goodwill impairment charge recorded in the second quarter of 2010 and the decline in revenues, partially offset by decreases in costs of revenues and in restructuring costs and the gain on the sale of ICQ.

Operating income was $462.6 million for the year ended December 31, 2009, as compared to an operating loss of $1,163.5 million for the year ended December 31, 2008. This increase was due to the goodwill impairment charge recorded in the fourth quarter of 2008 and decreases in costs of revenues and selling, general and administrative costs in 2009, partially offset by the decline in revenues and increase in restructuring costs in 2009.

Other Income Statement Amounts

The following table presents our other income statement amounts for the periods presented (in millions):

	Years Ended December 31,
	2010	2009	% Change from 2009 to 2010	2008	% Change from 2008 to 2009
Other income (loss), net	$13.4	$(2.5)	NM	$(4.1)	(39)%
Income tax provision (benefit)	(178.5)	208.7	NM	353.0	(41)%
Discontinued operations, net of tax	8.2	(2.9)	NM	(6.0)	(52)%

Other Income (Loss), Net

Other income, net was $13.4 million for the year ended December 31, 2010, as compared to other loss, net of $2.5 million for the year ended December 31, 2009. This increase was primarily due to the $17.5 million gain from the sale of our investment in Kayak in the third quarter of 2010, the $8.0 million gain from the sale of our investment in Brightcove in the fourth quarter of 2010 and $5.2 million of transaction costs incurred in 2009 related to the spin-off, partially offset by unfavorable foreign currency impacts of $6.6 million and credit facility fees of $6.0 million incurred in 2010.

Other loss, net was $2.5 million for the year ended December 31, 2009, as compared to other loss, net of $4.1 million for the year ended December 31, 2008. This decrease was primarily due to favorable foreign currency impacts and decreases in interest expense, partially offset by decreases in interest income and transaction costs incurred in 2009 related to the spin-off.

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Tax Provision (Benefit)

We reported a loss from continuing operations before income taxes of $969.2 million for the year ended December 31, 2010. Included in the loss for the year ended December 31, 2010 was a goodwill impairment charge of $1,414.4 million. In addition, we recorded an income tax benefit for the year ended December 31, 2010 of $178.5 million, which is net of the tax effect of the nondeductible portion of the goodwill impairment charge and includes $300.0 million related to the tax benefit associated with the Bebo worthless stock deduction. Approximately $141.6 million of this benefit was used to offset 2010 federal and state income tax obligations. The remaining $158.4 million benefit is expected to offset cash taxes associated with our future ordinary income and capital gains. In addition, we recognized a benefit of $30.5 million related to state and local taxes, net of the federal income tax effect and a benefit of $8.2 million related to the release of foreign reserves, partially offset by $13.1 million provided to establish valuation allowances, the majority of which are related to foreign net operating losses. As a result of the goodwill impairment charge (the majority of which was non-deductable for income tax purposes), Bebo worthless stock deduction and the discrete items mentioned above, the effective tax rate for the year ended December 31, 2010 is significantly lower than the statutory U.S. federal income tax rate of 35.0%.

Our effective tax rate for income from continuing operations was 18.4% for the year ended December 31, 2010, as compared to an effective tax rate of 45.4% for the year ended December 31, 2009. The effective tax rate for the year ended December 31, 2010 differed from the statutory U.S. federal income tax rate of 35.0% and the effective tax rates for the year ended December 31, 2009 primarily due to the decrease in the effective tax rate related to the nondeductible portion of the goodwill impairment charge, partially offset by the effect of the Bebo worthless stock deduction.

For the year ended December 31, 2010, we recorded an income tax benefit on discontinued operations of $27.6 million. This benefit was primarily derived from utilization of $21.9 million of the buy.at capital loss against other capital gains recognized during the year. See “Note 4” for additional information on the sale of buy.at and related capital loss deferred tax assets.

We recorded income from continuing operations before income taxes of $460.1 million for the year ended December 31, 2009 and a loss from continuing operations before income taxes of $1,167.6 million for the year ended December 31, 2008. Included in the loss for the year ended December 31, 2008 was a goodwill impairment charge of $2,207.0 million.

Our effective tax rate was 45.4% for the year ended December 31, 2009, as compared to a negative effective rate of 30.2% for the year ended December 31, 2008. The effective tax rate for the year ended December 31, 2008 included the effect of the $2,207.0 million goodwill impairment charge, the majority of which was non-deductible for income tax purposes. Excluding the effect of this charge, our effective tax rate for the year ended December 31, 2008 was 43.0%. The increase in the effective tax rate (after excluding the effect of this charge) was primarily due to taxable distributions from foreign jurisdictions. The effective tax rate for the year ended December 31, 2009 differs from the statutory U.S. federal income tax rate of 35.0% due principally to state income taxes and the impact of uncertain tax positions.

Discontinued Operations, Net of Tax

The financial results for the years ended December 31, 2010, 2009 and 2008 include the impact of reflecting the results of operations, financial condition and cash flows of buy.at as discontinued operations. We completed the sale of buy.at on February 26, 2010 and accordingly, the year ended December 31, 2010 included the gain on the sale as well as the results of buy.at for the period from January 1, 2010 through February 26, 2010. See “Note 4” in our accompanying consolidated financial statements for more information regarding this divestiture.

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Adjusted OIBDA

We use Adjusted OIBDA as a supplemental measure of our performance. We define Adjusted OIBDA as operating income before depreciation and amortization excluding the impact of gains and losses on all disposals of assets (including those recorded in costs of revenues) and non-cash asset impairments. We consider Adjusted OIBDA to be a useful metric for management and investors to evaluate and compare the ongoing operating performance of our business on a consistent basis across reporting periods, as it eliminates the effect of non-cash items such as depreciation of tangible assets, amortization of intangible assets that were primarily recognized in business combinations and asset impairments, as well as the effect of gains and losses on asset sales, which we do not believe are indicative of our core operating performance. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business. Moreover, the Adjusted OIBDA measures do not reflect gains and losses on asset sales or impairment charges related to goodwill, intangible assets and fixed assets which impact our operating performance. We evaluate the investments in such tangible and intangible assets through other financial measures, such as capital expenditure budgets, investment spending levels and return on capital.

Adjusted OIBDA is a non-GAAP financial measure and may be different than similarly-titled non-GAAP financial measures used by other companies. The presentation of this financial information is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with generally accepted accounting principles (GAAP).

The following table presents our reconciliation of Adjusted OIBDA to operating income (in millions):

	Years Ended December 31,
	2010	2009	% Change from 2009 to 2010	2008	% Change from 2008 to 2009
Operating income (loss)	$(982.6)	$462.6	NM	$(1,163.5)	NM
Add: Depreciation	196.3	261.1	(25)%	310.6	(16)%
Add: Amortization of intangible assets	145.3	137.9	5%	159.0	(13)%
Add: Asset impairments	1,426.5	23.1	NM%	2,240.0	(99)%
Add: Losses/(gains) on disposal of consolidated businesses, net	(106.0)	—	NM	(0.3)	(100)%
Add: Losses/(gains) on asset sales	(2.0)	(2.5)	(20)%	(1.8)	39%

Adjusted OIBDA	$677.5	$882.2	(23)%	$1,544.0	(43)%

Adjusted OIBDA declined for the year ended December 31, 2010 as compared to year ended December 31, 2009 due to the declines in revenues discussed above, partially offset by lower costs of revenues and restructuring costs and the gain on the sale of ICQ.

Adjusted OIBDA declined for the year ended December 31, 2009 as compared to year ended December 31, 2008 due to the decline in revenues and increase in restructuring costs, partially offset by decreases in costs of revenues and selling, general and administrative costs discussed above.

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Current Financial Condition

Historically, the cash we generate has been sufficient to fund our working capital, capital expenditure and financing requirements. While our ability to forecast future cash flows is limited, we expect to fund our ongoing working capital, investing and financing requirements through our existing cash balance and cash flows from operations. While we expect to continue to generate positive cash flows from operations, we expect our cash flows from operations to decline in the near term principally due to the continued decline in the number of domestic AOL-brand access subscribers as well as a related projected decline in search and contextual advertising revenues. Growth in cash flows from operations will only be achieved when, and if, the growth in earnings from our online advertising services more than offsets the continued decline in domestic AOL-brand access subscribers. In order for us to achieve such increase in earnings from advertising services, we believe it will be important to increase the number and engagement of consumers who visit our properties, so as to enable us to increase our overall volume of display advertising sold, including through our higher-priced channels, and to maintain or increase pricing for advertising. Advertising revenues, however, are more unpredictable and variable than our subscription revenues, and are more likely to be adversely affected during economic downturns, as spending by advertisers tends to be cyclical in line with general economic conditions.

If we are unable to successfully implement our strategic plan and grow the earnings generated by our online advertising services, we may need to reassess our cost structure or seek other financing alternatives to fund our business. We may also consider other financing alternatives, as a result of our recent acquisition activities. If it is necessary to seek other financing alternatives, our ability to obtain future financing will depend on, among other things, our financial condition and results of operations as well as the condition of the capital markets or other credit markets at the time we seek financing. We currently do not have any ratings from the credit rating agencies, so our access to the capital markets may be limited. As part of our ongoing assessment of our business and availability of capital and to enhance our liquidity position, we have divested of certain assets and product lines and may consider divesting of additional assets or product lines.

On September 30, 2010 (the “Termination Date”), we terminated our secured credit agreement, dated December 9, 2009 (the “Credit Agreement”) for the Revolving Credit Facility. We terminated the Revolving Credit Facility given our cash balance at that date and projected cash flows from operations. From December 9, 2009 through the Termination Date, we did not borrow under the terms of the Revolving Credit Facility. The Revolving Credit Facility was set to expire on December 8, 2010 and we did not pay any penalties as a result of the early termination. See “Principal Debt Obligations” for additional information on the Revolving Credit Facility.

At December 31, 2010, our cash and equivalents totaled $801.8 million, as compared to $146.1 million at December 31, 2009.

Summary Cash Flow Information

Our cash flows from operations are driven by net income adjusted for non-cash items such as depreciation, amortization, goodwill impairment, equity-based compensation expense and other activities impacting net income such as the gains and losses on the sale of assets or operating subsidiaries. Cash flows from investing activities consist primarily of the cash used in the acquisitions of various businesses as part of our strategy, proceeds received from the sale of assets or operating subsidiaries and cash used for capital expenditures. Cash flows from financing activities prior to the spin-off relate primarily to our distributions of cash to Time Warner as part of our historical cash management and treasury operations and for all periods, principal payments made on capital lease obligations.

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Activities

The following table presents cash provided by continuing operations for the periods presented (in millions):

	Years Ended December 31,
	2010	2009	2008
Net income (loss)	$(782.5)	$248.5	$(1,526.6)
Less: Discontinued operations, net of tax	8.2	(2.9)	(6.0)

Net income (loss) from continuing operations	(790.7)	251.4	(1,520.6)
Adjustments for non-cash and non-operating items:
Depreciation and amortization	341.6	399.0	469.6
Non-cash asset impairments	1,426.5	23.1	2,240.0
(Gain) loss on sale of investments and consolidated businesses, net	(132.5)	0.2	(0.3)
Non-cash equity-based compensation	36.1	12.5	19.6
Amounts related to securities litigation and government investigations, net of recoveries	—	27.9	20.8
Deferred income taxes	(183.9)	(4.7)	(51.0)
All other, net, including working capital changes	(103.6)	197.3	(241.0)

Cash provided by continuing operations	$593.5	$906.7	$937.1

Cash provided by continuing operations decreased $313.2 million for the year ended December 31, 2010, as compared to the year ended December 31, 2009. Our operating loss was $982.6 million for the year ended December 31, 2010, a decrease of $1,445.2 million as compared to the year ended December 31, 2009. Excluding the decline in operating income related to the $1,414.4 million non-cash goodwill impairment charge in 2010, operating income decreased by $30.8 million. This decrease in operating income along with the decrease in cash provided by changes in working capital drove the decline in cash provided by continuing operations. The decrease in cash provided by working capital was due primarily to restructuring costs incurred in 2009 and paid in 2010.

Cash provided by continuing operations decreased $30.4 million for the year ended December 31, 2009, as compared to the year ended December 31, 2008. Our operating income was $462.6 million for the year ended December 31, 2009, an increase of $1,626.1 million as compared to the year ended December 31, 2008. Excluding the decline in operating income for the year ended December 31, 2008 related to the $2,207.0 million non-cash goodwill impairment charge, operating income decreased by $580.9 million driving the decrease in cash provided by operations. The decrease in operating income was partially offset by an increase in cash provided by working capital, driven mainly by lower employee bonus payments in 2009 and the restructuring charge incurred in 2009, the majority of which was paid in 2010.

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investing Activities

The following table presents cash provided (used) by investing activities for the periods presented (in millions):

	Years Ended December 31,
	2010	2009	2008
Investments and acquisitions, net of cash acquired	$(154.0)	$(18.1)	$(1,035.4)
Proceeds from disposal of assets and consolidated businesses, net	344.2	2.2	135.3
Capital expenditures and product development costs	(95.9)	(135.3)	(172.2)
Investment activities from discontinued operations	14.8	(0.5)	—

Cash provided (used) by investing activities	$109.1	$(151.7)	$(1,072.3)

Cash provided by investing activities was $109.1 million for the year ended December 31, 2010, as compared to cash used by investing activities of $151.7 million for the year ended December 31, 2009. The increase in cash provided by investing activities was due to the net cash proceeds received in the year ended December 31, 2010 from the sale of ICQ of $173.1 million and Pacific Corporate Park of $127.9 million as well as a decrease in capital expenditures and product development costs, partially offset by an increase in cash used for acquisitions. The increase in cash used for acquisitions is due to the acquisition of 5min Media, Thing Labs, TechCrunch, Pictela, About.me and StudioNow during 2010.

Cash used by investing activities was $151.7 million for the year ended December 31, 2009, as compared to cash used by investing activities of $1,072.3 million for the year ended December 31, 2008. The decrease in cash used by investing activities was due to a decrease in cash used for acquisitions as well as a decrease in capital expenditures and product development costs, partially offset by a decrease related to proceeds received in 2008 from the sale of our United Kingdom access service business.

Capital expenditures and product development costs are mainly for the purchase of computer hardware, software, network equipment, furniture, fixtures and other office equipment.

Financing Activities

The following table presents cash used by financing activities for the periods presented (in millions):

	Years Ended December 31,
	2010	2009	2008
Debt repayments	$—	$—	$(54.0)
Principal payments on capital leases	(37.5)	(31.1)	(25.1)
Net contribution from (distribution to) Time Warner	—	(709.3)	210.4
Excess tax benefit on equity-based compensation	—	—	2.1
Tax withholdings related to net share settlements of restricted stock units	(4.3)	—	—
Other	—	(9.2)	1.5

Cash provided (used) by financing activities	$(41.8)	$(749.6)	$134.9

Cash used by financing activities was $41.8 million for the year ended December 31, 2010, compared to $749.6 million for the year ended December 31, 2009. This change was due to the $709.3 million of net cash

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

distributed to Time Warner in the year ended December 31, 2009, as we swept the majority of our domestic cash to Time Warner prior to the spin-off.

Cash used by financing activities was $749.6 million for the year ended December 31, 2009, compared to cash provided by financing activities of $134.9 million for the year ended December 31, 2008. This change was due to the $709.3 million of net cash distributed to Time Warner in 2009, compared to $210.4 million of net cash contributed by Time Warner in 2008. Cash was contributed by Time Warner in 2008 as a result of our significant acquisitions in 2008, which required cash in excess of the amount generated by operations.

Free Cash Flow

We use Free Cash Flow as a supplemental measure of our performance. We define Free Cash Flow as cash provided by continuing operations, less capital expenditures, product development costs and principal payments on capital leases. We consider Free Cash Flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the continuing business that, after capital expenditures, capitalized product development costs and principal payments on capital leases, can be used for strategic opportunities, including investing in our business, making strategic acquisitions, and strengthening the balance sheet. Analysis of Free Cash Flow also facilitates management’s comparisons of our operating results to competitors’ operating results. A limitation on the use of this metric is that Free Cash Flow does not represent the total increase or decrease in cash for the period because it excludes the identified non-operating cash flows and the results of discontinued operations.

Free Cash Flow is a non-GAAP financial measure and may be different than similarly-titled non-GAAP financial measures used by other companies. The presentation of this financial information is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

The following table presents our reconciliation of Free Cash Flow to cash provided by continuing operations (in millions):

	Years Ended December 31,
	2010	2009	2008
Cash provided by continuing operations	$593.5	$906.7	$937.1
Less: Capital expenditures and product development costs	95.9	135.3	172.2
Less: Principal payments on capital leases	37.5	31.1	25.1

Free Cash Flow	$460.1	$740.3	$739.8

Free Cash Flow decreased for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This decrease is due to the decline in cash provided by continuing operations, discussed in “Summary Cash Flow Information—Operating Activities” above, partially offset by reduced capital expenditures and product development costs. Free Cash Flow slightly increased for the year ended December 31, 2009 as compared to the year ended December 31, 2008 as the decrease in cash provided by continuing operations was essentially offset by the decrease in capital expenditures and product development costs. We expect to have negative free cash flow for the three months ended March 31, 2011 due to employee bonus payments made in the quarter.

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Time Warner guaranteed all of our obligations under the Revolving Credit Facility, pursuant to a guarantee dated as of December 9, 2009 (the “Time Warner Guarantee”). In connection with the termination of the Revolving Credit Facility, the Time Warner Guarantee also terminated. We continue to engage in certain lease guarantees and other transactions with Time Warner. See “Note 13” in our accompanying consolidated financial statements.

See “Note 5” in our accompanying consolidated financial statements and “Part I. Item 1A—Risk Factors—We may need to raise additional capital, and we cannot be sure that additional financing will be available” herein for additional information.

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

The following table presents certain payments due under contractual obligations with minimum firm commitments as of December 31, 2010 (in millions):

	Total	2011	2012-2013	2014-2015	Thereafter
Capital lease obligations	$93.5	$39.2	$46.3	$8.0	$—
Net operating lease obligations	325.6	41.5	72.5	65.3	146.3
Purchase obligations	103.0	63.8	35.2	3.3	0.7

Total contractual obligations	$522.1	$144.5	$154.0	$76.6	$147.0

The following is a description of our material contractual obligations at December 31, 2010:

•

Capital lease obligations represent the minimum lease payments under non-cancelable capital leases, primarily for network equipment financed under capital leases. See “Note 5” in our accompanying consolidated financial statements for more information.

•

Net operating lease obligations represent the minimum lease payments under non-cancelable operating leases, net of contractually committed sublease income, primarily for our real estate and operating equipment in various locations around the world. Included in the above table are approximately

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$212.7 million of payments associated with the lease of our corporate headquarters in New York. We have leased our corporate headquarters for a non-cancelable initial lease term that ends February 2023, and we have the option to extend the lease for an additional five years. Monthly rental payments to the landlord under this lease escalate by approximately 7% after the end of the fifth year and tenth year of the lease term. In 2010 AOL entered into a new lease of a building in California, and included in the above table are approximately $46.8 million of payments associated with this property. AOL has leased this space for a non-cancelable initial lease term that ends in June 2017 with no renewal options. Rent is abated for the first nine months of the lease term with partial rent abatement for an additional three months. Only operating expenses are to be paid during the rent abatement period. Also included in the above table are payments for ongoing leases associated with AOL’s restructuring activities. AOL has recorded a liability on the balance sheet of $18.0 million related to these payments. See “Note 11” in our accompanying consolidated financial statements for more information.

•

Purchase obligations, as used herein, refer to a purchase obligation representing an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We expect to receive consideration (i.e., products or services) for these purchase obligations. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which we are contractually obligated. Examples of the types of obligations included within purchase obligations include narrowband network agreements and guaranteed royalty payments. Additionally, we also purchase products and services as needed with no firm commitment. For this reason, the amounts presented in the table above do not provide a reliable indicator of our expected future cash outflows. For purposes of identifying and accumulating purchase obligations, we have included all material contracts meeting the definition of a purchase obligation (e.g., legally binding for a fixed or minimum amount or quantity). For those contracts involving a fixed or minimum quantity but with variable pricing terms, we have estimated the contractual obligation based on our best estimate of the pricing that will be in effect at the time the obligation is incurred. Additionally, we have included only the obligations represented by those contracts as they existed at December 31, 2010, and did not assume renewal or replacement of the contracts at the end of their respective terms. See “Note 11” in our accompanying consolidated financial statements.

The liability for uncertain tax positions of $2.3 million is not reflected in the above contractual obligations table as we are not able to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of audit outcomes.

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any relationships with unconsolidated special purpose entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements.

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

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the ordinary course of business, we incur indemnification obligations of varying scope and terms to third parties, which could include, without limitation, customers, vendors, distributors, licensors, licensees, lessors, purchasers of assets or operating subsidiaries and other parties related to certain matters, including losses arising out of our breach of agreements or representations and warranties made by us, services, software, data or content to be provided by us, taxes, tariffs, our use of services, software, data or content provided by third parties, the export or import of our software or data, compliance with applicable laws and regulations, infringement of third party intellectual property or property rights or, with respect to the divestiture of assets or operating subsidiaries, matters related to our conduct of the business and tax matters prior to the sale. It is not possible to determine the aggregate maximum potential loss under such indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, we have not incurred material costs as a result of claims made in connection with indemnifications provided and, as of December 31, 2010, management concluded that the likelihood of any material amounts being paid by us under such indemnifications is not probable. As of December 31, 2010, amounts accrued in our financial statements related to indemnification obligations are not material.

Customer Credit Risk

Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed-upon contractual payment obligations. Credit risk originates from sales of advertising and subscription access service and is dispersed among many different counterparties.

We had gross accounts receivable of approximately $323.8 million and maintained an allowance for doubtful accounts of $16.1 million at December 31, 2010. Our exposure to customer credit risk relates primarily to our advertising customers and individual subscribers to our subscription access service, and is dispersed among many different counterparties. No single customer had a receivable balance at December 31, 2010 greater than 10% of total net receivables.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP, which require management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management considers an accounting policy to be critical if it is important to our financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by our management. Due to the significant judgment involved in selecting certain of the assumptions used in these areas, it is possible that different parties could choose different assumptions and reach different conclusions. We consider the policies related to the following matters to be

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

critical accounting policies: (a) gross versus net revenue recognition; (b) impairment of goodwill; and (c) income taxes.

Gross versus Net Revenue Recognition

We generate a significant portion of our advertising revenues from our advertising offerings on the Third Party Network, which consist of sales of display and video advertising. In connection with our advertising offerings on the Third Party Network, we typically act as or use an intermediary or agent in executing transactions with third parties. The significant judgments made in accounting for these arrangements relate to determining whether we should report revenue based on the gross amount billed to the customer or on the net amount received from the customer after commissions and other payments to third parties. To the extent revenues are recorded on a gross basis, any commissions or other payments to third parties are recorded as costs of revenues so that the net amount (gross revenues less expense) is reflected in operating income. Accordingly, the impact on operating income is the same whether we record revenue on a gross or net basis.

The determination of whether revenue should be reported gross or net is based on an assessment of whether we are acting as the principal or an agent in the transaction. If we are acting as a principal in a transaction, we report revenue on a gross basis. If we are acting as an agent in a transaction, we report revenue on a net basis. The determination of whether we are acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of an arrangement. We recognize revenue on a gross basis in situations in which we believe we are the principal in the transactions, considering all of the indicators set forth in the accounting guidance for principal agent considerations. While none of the indicators individually are considered presumptive or determinative, in reaching our conclusions on gross versus net revenue recognition, we place the most weight on the analysis of whether or not we are the primary obligor in the arrangement.

As an example of the judgments relating to recognizing revenue on a gross or net basis, we sell advertising on behalf of third parties on the Third Party Network. The determination of whether we should report our revenue based on the gross amount billed to our advertising customers, with the amounts paid to the Third Party Network website owner (for the advertising inventory acquired) reported as costs of revenues, requires a significant amount of judgment based on an analysis of several factors. In these arrangements, we are generally responsible for (i) identifying and contracting with third-party advertisers, (ii) establishing the selling prices of the inventory sold, (iii) serving the advertisements at our cost and expense, (iv) performing all billing and collection activities including retaining credit risk and (v) bearing sole liability for fulfillment of the advertising. Accordingly, in these arrangements, we generally believe we are the primary obligor and therefore report revenues earned and costs incurred related to these transactions on a gross basis. During 2010, we earned and reported gross advertising revenues of $335.6 million and incurred costs of revenues of $251.3 million related to providing advertising services on the Third Party Network.

Impairment of Goodwill

Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired, which could result from significant adverse changes in the business climate and declines in the value of our business. Such indicators may include a sustained, significant decline in our stock price; a decline in our expected future cash flows; significant disposition activity; a significant adverse change in the economic or business environment; the testing for recoverability of a significant asset group, among others. The occurrence of these indicators could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The testing of goodwill for impairment is required to be performed at the level referred to as the reporting unit. A reporting unit is either the “operating segment level” or one level below, which is referred to as a “component.” The level at which the impairment test is performed requires judgment as to whether there exist any components below the operating segment that constitute one or more self-sustaining businesses with discrete results reviewed by management. If the operations below the operating segment level are determined to be one or more self-sustaining businesses with discrete results reviewed by management, testing is generally required to be performed at this level; however, if multiple self-sustaining business units exist within an operating segment, an evaluation would be performed to determine if the multiple business units share resources that support the overall goodwill balance and should be combined for purposes of this test. For purposes of our goodwill impairment test, we operate as a single reporting unit, as management does not regularly review discrete financial information below the consolidated unit level.

There is considerable judgment involved in determining our operating segments, which impacts our reporting unit conclusion. We have concluded that we have one operating segment based on the fact that our Chief Executive Officer, who is also our chief operating decision maker, continues to evaluate performance and make operating decisions based on consolidated financial data. Additionally, there are no managers who are held accountable by our chief operating decision maker, or anyone else, for an operating measure of profit or loss for any operating unit below the consolidated unit level. Based in part on our single operating segment conclusion, we concluded for purposes of our impairment analysis that AOL consists of a single reporting unit. This conclusion is also based on the shared infrastructure and interdependency of our revenue streams. Different judgments relating to the determination of reporting units could significantly affect the testing of goodwill for impairment and the amount of any impairment recognized.

Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of our reporting unit to its carrying amount, including goodwill. If the estimated fair value of our reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of our reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. To measure the amount of impairment loss, if any, we determine the implied fair value of goodwill in the same manner as the amount of goodwill recognized in a business combination. Specifically, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Determining the fair value of assets and liabilities of a reporting unit involves significant judgment and impacts the implied fair value of goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

During the second quarter of 2010, we entered into an agreement to sell our ICQ operations and we completed the sale of substantially all of our assets of Bebo. In addition, we experienced a significant decline in our stock price in the second quarter of 2010. Based on these events, we determined that it was more likely than not that the fair value of our single reporting unit was less than its carrying amount and accordingly, we performed an interim goodwill impairment test as of June 30, 2010.

The estimated fair value of our reporting unit was determined utilizing a market-based approach, as the primary input in this approach was a quoted market price in an active market. To determine the estimated fair value of our reporting unit, we calculated our market capitalization based on our stock price and adjusted it by a control premium of 25%. The premium used to arrive at a controlling interest equity value was determined based

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Based on our interim impairment analysis as of June 30, 2010, we determined that the carrying value of our reporting unit exceeded its fair value. Accordingly, step two of the goodwill impairment test was performed, where we used an independent valuation specialist to assist us in determining the fair value of our individual assets and liabilities in order to perform a “hypothetical purchase price allocation” assuming that the estimated fair value of the reporting unit was the purchase price paid. The implied fair value of goodwill in the hypothetical purchase price allocation was calculated by comparing the estimated fair value of the reporting unit to the aggregate fair value of recorded assets and liabilities and unrecognized identifiable intangible assets. Our unrecognized identifiable intangible assets consisted primarily of subscribers to our access service, advertiser relationships and technology related to our advertising operations, and the fair value of such assets had the effect of increasing the magnitude of our goodwill impairment charge. Determining the fair value of these unrecognized identifiable intangible assets in the step two evaluation requires significant judgment, including judgments about appropriate discount rates and our estimated future cash flows, which are subject to change. As a result of our step two evaluation, we recorded a goodwill impairment charge of $1,414.4 million during the second quarter of 2010.

Based on our year-end goodwill impairment analysis as of December 1, 2010, we determined that the estimated fair value of our sole reporting unit exceeded its carrying value by approximately 42%. In determining the estimated fair value of our sole reporting unit for the annual impairment analysis, we again used a market-based approach, calculating our market capitalization based on our stock price adjusted by a 25% control premium. As the estimated fair value of our sole reporting unit exceeded its carrying value, the second step of the goodwill impairment test did not need to be performed and therefore no additional impairment charge was recorded during 2010. However, a significant future decline in estimated fair value of our reporting unit could result in a significant goodwill impairment charge. As the market-based approach is based on our market capitalization, volatility in our stock price could have a significant impact on the estimated fair value of our sole reporting unit. Further, the use of a different control premium could have a significant impact on the estimated fair value of our sole reporting unit.

Income Taxes

Subsequent to the spin-off, AOL began to file its own U.S. federal consolidated income tax return (beginning with the short period December 10 – December 31, 2009) and income taxes are presented in the consolidated financial statements using the asset and liability method prescribed by the accounting guidance for income taxes. Prior to the spin-off, income taxes as presented in the consolidated financial statements represented current and deferred income taxes of Time Warner attributed to us in a manner that is systematic, rational and consistent with the asset and liability method prescribed by the accounting guidance for income taxes. AOL’s income tax provision prior to the spin-off was prepared under the “separate return method.” The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if AOL were a separate taxpayer and a standalone enterprise.

Income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

any difference between GAAP and tax reporting. Deferred income taxes reflect expected future tax benefits (i.e., assets) and future tax costs (i.e., liabilities). The tax effect of net operating losses, capital losses and general business credit carryovers result in deferred tax assets. The net tax effect of temporary differences between the carrying amount of assets and liabilities for financial statement and the basis amount for income tax purposes, as determined based upon currently-enacted tax laws and rates, result in deferred tax assets and liabilities. Significant judgments are made in computing our income tax provision and deferred income taxes. Valuation allowances are established when management determines it is “more likely than not” that some portion or all of the deferred tax asset will not be realized. We consider all positive and negative evidence in evaluating our ability to realize our deferred income tax assets, including our operating results, ongoing tax planning, and forecast of future taxable income, on a jurisdiction by jurisdiction basis. Significant judgment is required with respect to the determination of whether or not a valuation allowance is required for certain of our deferred tax assets. We performed an analysis of the recoverability of our net deferred tax assets as of December 31, 2010, which took into consideration our historical operating results, including the effects of goodwill impairment charges recorded in 2010 and 2008, as well as our projections of future operating results and taxable income. Certain deferred tax assets related to capital losses, certain state net operating losses, the majority of the foreign net operating losses and certain other foreign temporary differences did not reach the “more likely than not” realizability criteria and accordingly, were already subject to a valuation allowance. We analyzed the remaining net deferred tax assets using all positive and negative evidence to determine whether we met the “more likely than not” criteria. We considered the fact that we have reported a cumulative loss in recent years, which generally provides negative evidence regarding realizability of deferred tax assets. However, such losses resulted from the goodwill impairment charges recorded in 2010 and 2008, a substantial majority of which had no impact on taxable income, as these charges primarily related to non-deductible goodwill. Our conclusion that such remaining net deferred tax assets were “more likely than not” realizable relied primarily on the weight of positive evidence related to projecting future taxable income based on management’s financial projections and based on our historical results of operations (excluding impairment charges related to non-deductible goodwill). As a result of this analysis, we concluded that our net deferred tax assets, other than those for which a valuation allowance was previously recorded, continued to be more likely than not to be realized. However, in the circumstance that the financial projections are not achieved, our ability to realize these net deferred tax assets may be significantly impacted.

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

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Accounting Standards Impacting Future Periods

In October 2009, new guidance was issued related to the accounting for multiple-deliverable revenue arrangements. This new guidance amends the existing guidance for allocating consideration in multiple deliverable arrangements and establishes a selling price hierarchy for determining the selling price of a deliverable. This new guidance became effective for us on January 1, 2011 and we have chosen to apply the new guidance on a prospective basis.

We reviewed our historical revenue arrangements and determined the types of arrangements that could be impacted by this new guidance. We concluded that performance-method arrangements, which are the substantial majority of our arrangements, do not have multiple deliverables as we are providing a single online advertising deliverable. The revenue arrangements impacted by the guidance generally consist of arrangements where we are providing online advertising as well as non-advertising elements (i.e., production of a “micro-site”). However, we currently do not enter into a significant number of these arrangements. The adoption is not expected to have a material impact on our financial statements for 2011.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential gain or loss arising from changes in market rates and prices, which historically, for us, has been associated primarily with changes in foreign currency exchange rates. We used derivative instruments (principally foreign exchange forward contracts), which historically were entered into by Time Warner on our behalf, to manage the risk associated with exchange rate volatility. Prior to the spin-off, all outstanding derivative instruments were settled. Subsequent to the spin-off and through December 31, 2010, we have not entered into any derivative instruments or hedges. While we may enter into derivative instruments or hedges in the future, we do not currently believe our exposure to foreign exchange risk is significant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of AOL Inc.

We have audited the accompanying consolidated balance sheets of AOL Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AOL Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AOL Inc.’s internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 25, 2011

AOL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Years Ended December 31,
	2010	2009	2008
		(recast)	(recast)
Revenues:
Advertising	$1,284.1	$1,736.7	$2,083.3
Subscription	1,023.6	1,388.8	1,929.3
Other	109.0	120.3	140.1

Total revenues	2,416.7	3,245.8	4,152.7
Costs of revenues	1,420.6	1,893.2	2,273.1
Selling, general and administrative	491.2	535.0	640.0
Amortization of intangible assets	145.3	137.9	159.0
Amounts related to securities litigation and government investigations, net of recoveries	—	27.9	20.8
Restructuring costs	33.8	189.2	16.6
Goodwill impairment charge	1,414.4	—	2,207.0
(Gain) on disposal of assets and consolidated businesses, net	(106.0)	—	(0.3)

Operating income (loss)	(982.6)	462.6	(1,163.5)
Other income (loss), net	13.4	(2.5)	(4.1)

Income (loss) from continuing operations before income taxes	(969.2)	460.1	(1,167.6)
Income tax provision (benefit)	(178.5)	208.7	353.0

Income (loss) from continuing operations	(790.7)	251.4	(1,520.6)
Discontinued operations, net of tax	8.2	(2.9)	(6.0)

Net income (loss)	(782.5)	248.5	(1,526.6)
Less: Net loss attributable to noncontrolling interests	—	0.3	0.8

Net income (loss) attributable to AOL Inc.	$(782.5)	$248.8	$(1,525.8)

Amounts attributable to AOL Inc.:
Income (loss) from continuing operations	$(790.7)	$251.7	$(1,519.8)
Discontinued operations, net of tax	8.2	(2.9)	(6.0)

Net income (loss) attributable to AOL Inc.	$(782.5)	$248.8	$(1,525.8)

Per share information attributable to AOL Inc. common stockholders:
Basic and diluted income (loss) per common share from continuing operations	$(7.42)	$2.38	$(14.36)
Discontinued operations, net of tax	0.08	(0.03)	(0.06)

Basic and diluted net income (loss) per common share	$(7.34)	$2.35	$(14.42)

Shares used in computing basic and diluted income per common share	106.6	105.8	105.8

See accompanying notes.

AOL INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	December 31,
	2010	2009
		(recast)
Assets
Current assets:
Cash and equivalents	$801.8	$146.1
Accounts receivable, net of allowances of $16.1 and $31.6, respectively	307.7	440.0
Prepaid expenses and other current assets	46.8	33.1
Deferred income taxes	82.9	44.7
Current assets of discontinued operations	—	23.5

Total current assets	1,239.2	687.4

Property and equipment, net	529.2	704.7
Goodwill	810.9	2,171.6
Intangible assets, net	99.6	210.4
Long-term deferred income taxes	258.4	136.8
Long-term assets of discontinued operations	—	27.0
Other long-term assets	25.0	25.2

Total assets	$2,962.3	$3,963.1

Liabilities and Equity
Current liabilities:
Accounts payable	$80.0	$100.4
Accrued compensation and benefits	114.5	90.7
Accrued expenses and other current liabilities	236.3	400.4
Deferred revenue	92.6	113.5
Current portion of obligations under capital leases	35.2	32.4
Current liabilities of discontinued operations	—	14.0

Total current liabilities	558.6	751.4

Obligations under capital leases	50.9	41.5
Restructuring liabilities	7.0	28.3
Deferred income taxes	—	2.4
Long-term liabilities of discontinued operations	—	7.0
Other long-term liabilities	58.9	69.6

Total liabilities	675.4	900.2

Commitments and contingencies (See Note 11)
Equity:
Common stock, $0.01 par value, 106.7 million and 105.8 million shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	1.1	1.1
Additional paid-in capital	3,376.6	3,355.5
Accumulated other comprehensive loss, net	(287.9)	(275.1)
Accumulated deficit for the period subsequent to November 2, 2009	(802.9)	(20.4)

Total AOL Inc. stockholders’ equity	2,286.9	3,061.1
Noncontrolling interest	—	1.8

Total equity	2,286.9	3,062.9

Total liabilities and equity	$2,962.3	$3,963.1

See accompanying notes.

AOL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2010	2009	2008
		(recast)	(recast)
Operations
Net income (loss)	$(782.5)	$248.5	$(1,526.6)
Less: Discontinued operations, net of tax	8.2	(2.9)	(6.0)

Net income (loss) from continuing operations	(790.7)	251.4	(1,520.6)
Adjustments for non-cash and non-operating items:
Depreciation and amortization	341.6	399.0	469.6
Asset impairments	1,426.5	23.1	2,240.0
(Gain) loss on sale of investments and consolidated businesses, net	(132.5)	0.2	(0.3)
Equity-based compensation	36.1	12.5	19.6
Amounts related to securities litigation and government investigations, net of recoveries	—	27.9	20.8
Other non-cash adjustments	10.6	7.1	(1.7)
Deferred income taxes	(183.9)	(4.7)	(51.0)
Changes in operating assets and liabilities, net of acquisitions
Receivables	129.6	56.7	83.0
Accrued expenses	(168.7)	123.6	(287.0)
Deferred revenue	(21.5)	(28.2)	(21.7)
Other balance sheet changes	(53.6)	38.1	(13.6)

Cash provided by continuing operations	593.5	906.7	937.1
Cash provided (used) by discontinued operations	(1.1)	1.4	(3.5)

Cash provided by operations	592.4	908.1	933.6

Investing Activities
Investments and acquisitions, net of cash acquired	(154.0)	(18.1)	(1,035.4)
Proceeds from disposal of assets and consolidated businesses, net	344.2	2.2	135.3
Capital expenditures and product development costs	(95.9)	(135.3)	(172.2)
Investment activities from discontinued operations	14.8	(0.5)	—

Cash provided (used) by investing activities	109.1	(151.7)	(1,072.3)

Financing Activities
Debt repayments	—	—	(54.0)
Principal payments on capital leases	(37.5)	(31.1)	(25.1)
Net contribution from (distribution to) Time Warner	—	(709.3)	210.4
Excess tax benefit on equity-based compensation	—	—	2.1
Tax withholdings related to net share settlements of restricted stock units	(4.3)	—	—
Other	—	(9.2)	1.5

Cash provided (used) by financing activities	(41.8)	(749.6)	134.9

Effect of exchange rate changes on cash and equivalents	(4.9)	5.5	(13.4)

Increase (decrease) in cash and equivalents	654.8	12.3	(17.2)

Cash and equivalents at beginning of year	147.0	134.7	151.9

Cash and equivalents at end of year	801.8	147.0	134.7

Less: Cash and equivalents of discontinued operations at end of year	—	0.9	(0.1)

Cash and equivalents of continuing operations at end of year	$801.8	$146.1	$134.8

Supplemental disclosures of cash flow information
Cash paid for interest	$9.8	$7.3	$10.5

Cash paid for taxes (a)	$9.9	$216.8	$516.6

(a)	The amount of cash paid for taxes includes $210.8 million and $504.2 million for the years ended December 31, 2009 and 2008, respectively, paid to Time Warner under the tax matters agreement. See “Note 13” for further information on the tax matters agreement.

See accompanying notes.

AOL INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In millions)

	Common Stock		Divisional Equity	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2007	—	$—	$5,474.1	$—	$(206.9)	$—	$2.3	$5,269.5
Net loss	—	—	(1,525.8)	—	—	—	(0.8)	(1,526.6)
Foreign currency translation adjustments	—	—	—	—	(95.5)	—	—	(95.5)

Comprehensive loss	—	—	(1,525.8)	—	(95.5)	—	(0.8)	(1,622.1)
Net transactions with Time Warner	—	—	90.3	—	—	—	—	90.3

Balance at December 31, 2008	—	$—	$4,038.6	$—	$(302.4)	$—	$1.5	$3,737.7

Net income (loss)	—	—	269.2	—	—	(20.4)	(0.3)	248.5
Unrealized gains on derivatives and investments, net of tax	—	—	—	—	(0.7)	—	—	(0.7)
Foreign currency translation adjustments	—	—	—	—	28.0	—	0.6	28.6

Comprehensive income (loss)	—	—	269.2	—	27.3	(20.4)	0.3	276.4
Net transactions with Time Warner	—	—	(915.6)	—	—	—	—	(915.6)
Distribution to Time Warner (a)	—	—	(36.2)	—	—	—	—	(36.2)
Issuance of common stock (b)	105.8	1.1	—	(1.1)	—	—	—	—
Reclassification of divisional equity to additional paid-in capital (b)	—	—	(3,356.0)	3,356.0	—	—	—	—
Amounts related to equity-based compensation	—	—	—	0.6	—	—	—	0.6

Balance at December 31, 2009	105.8	$1.1	$—	$3,355.5	$(275.1)	$(20.4)	$1.8	$3,062.9

Net loss	—	—	—	—	—	(782.5)	—	(782.5)
Foreign currency translation adjustments	—	—	—	—	(12.8)	—	—	(12.8)

Comprehensive loss	—	—	—	—	(12.8)	(782.5)	—	(795.3)
Deconsolidation of variable interest entity	—	—	—	—	—	—	(1.8)	(1.8)
Spin-off deferred tax adjustments (c)	—	—	—	(27.0)	—	—	—	(27.0)
Issuance of common stock in connection with acquisitions	0.7	—	—	18.7	—	—	—	18.7
Amounts related to equity-based compensation, including tax benefits	0.2	—	—	31.8	—	—	—	31.8
Other	—	—	—	(2.4)	—	—	—	(2.4)

Balance at December 31, 2010	106.7	$1.1	$—	$3,376.6	$(287.9)	$(802.9)	$—	$2,286.9

(a)	AOL completed a number of transactions with Time Warner in connection with the spin-off. The reduction to AOL’s equity included the reversal of AOL’s liability to Time Warner for certain tax positions, which resulted in an increase to equity of $368.1 million and the reversal of AOL’s equity-based compensation deferred tax assets, which resulted in a decrease to equity of $436.1 million. These amounts were retained by Time Warner following the spin-off.
(b)	Upon the effective date of the spin-off, AOL’s divisional equity was reclassified and allocated between common stock and additional paid-in capital based on the number of shares of AOL common stock issued and outstanding.
(c)	Under the terms of the Company’s tax matters agreement with Time Warner, amounts payable or receivable to Time Warner prior to the spin-off were reflected as adjustments to divisional equity. During the year ended December 31, 2010, the Company adjusted its deferred tax assets and estimated amount payable to Time Warner for income taxes prior to the spin-off and these adjustments resulted in a $27.0 million reduction to additional paid-in capital.

See accompanying notes.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

AOL Inc. (“AOL” or the “Company”) is a leading global web services company with an extensive suite of brands and offerings and a substantial audience. AOL’s business spans online content, products and services that it offers to consumers, publishers and advertisers. AOL is focused on attracting and engaging consumers and providing valuable online advertising services on both its owned and operated properties and third-party websites. AOL generates advertising revenues from the owned and operated content, products and services, which are referred to as “AOL Properties”, through the sale of display advertising and search and contextual advertising. AOL Properties also include co-branded websites owned by third parties for which certain criteria have been met, including that the Internet traffic has been assigned to us. A valuable distribution channel for AOL Properties is through the AOL-brand subscription access service, which is offered to consumers in the United States for a monthly fee. AOL also generates advertising revenues through the sale of advertising on third-party websites, which are referred to as the “Third Party Network.”

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

Basis of Presentation

The consolidated financial statements for 2009 and 2008 have been recast so that the basis of presentation is consistent with that of the consolidated financial statements for 2010. This recast reflects the financial condition, results of operations and cash flows of Perfiliate Limited (doing business as buy.at) as discontinued operations for all periods presented. The financial condition, results of operations and cash flows of the Company’s ICQ operations (“ICQ”) are presented within continuing operations for all periods presented. See “Note 4” for additional information on ICQ.

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

Through the date of the spin-off, the consolidated financial statements include allocations of certain Time Warner corporate expenses. Management believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses are reasonable. However, such expenses may not be indicative of the

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

actual level of expense that would have been incurred by AOL if it had operated as an independent, publicly-traded company or of the costs expected to be incurred in the future. These allocated expenses relate to various services that were provided to AOL by Time Warner, including cash management and other treasury services, administrative services (such as government relations, tax, employee benefit administration, internal audit, accounting and human resources), equity-based compensation plan administration, aviation services, insurance coverage and the licensing of certain third-party patents. See “Note 13” for further information regarding the allocation of Time Warner corporate expenses and the relationship with Time Warner.

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

Advertising Revenues

Advertising revenues are generated on AOL Properties through display advertising and search and contextual advertising. Display advertising revenue is generated by the display of graphical advertisements and other performance-based advertising. Search and contextual advertising revenue is generated when a user clicks on a text-based advertisement on the user’s screen. These text-based advertisements are either generated from a user-initiated search query or generated based on the content of the webpage the user is viewing. Advertising revenues derived from impression-based contracts, in which AOL provides impressions in exchange for a fixed fee (generally stated as cost-per-thousand impressions), are generally recognized as the impressions are delivered. An “impression” is delivered when an advertisement appears in pages viewed by users. Revenues derived from time-based contracts, in which AOL provides a minimum number of impressions over a specified time period for a fixed fee, are recognized on a straight-line basis over the term of the contract, provided that AOL is meeting and will continue to meet its obligations under the contract (e.g., delivery of impressions over the term of the contract). Advertising revenues derived from contracts where AOL is compensated based on certain performance criteria are recognized as AOL completes the contractually specified performance. Performance can be measured in terms of “click-throughs” when a user clicks on a company’s advertisement or other user actions such as product/customer registrations, survey participation, sales leads or product purchases.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In addition to advertising revenues generated on AOL Properties, the Company also generates revenue from its advertising offerings on its Third Party Network, which consist primarily of sales of display and video advertising on behalf of third parties on a cost-per-impression basis, a fixed-fee basis or on a pay-for-performance basis.

Gross versus Net Revenue Recognition

In the normal course of business, the Company sometimes acts as or uses an intermediary or agent in executing transactions with third parties. The determination of whether revenue should be reported gross or net is based on an assessment of whether the Company is acting as the principal or an agent in the transaction. If the Company is acting as a principal in a transaction, the Company reports revenue on a gross basis. If the Company is acting as an agent in a transaction, the Company reports revenue on a net basis. In determining whether the Company acts as the principal or an agent, the Company follows the accounting guidance for principal agent considerations.

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Restructuring Costs

Restructuring costs consist primarily of employee termination benefits and contract termination costs, including lease exit costs. One-time involuntary termination benefits are recognized as a liability at estimated fair value when the plan of termination has been communicated to employees and certain other criteria are met. Special termination benefits offered to employees in connection with voluntary termination arrangements offered for a short period of time for a special purpose are recognized as a liability at estimated fair value when the employees accept the offer and the amount of benefits can be reasonably estimated. With respect to certain contractual termination benefits or employee terminations in certain foreign countries operating under ongoing benefit arrangements, a liability for termination benefits is recognized at estimated fair value when it is probable that amounts will be paid to employees and such amounts are reasonably estimable. Contract termination costs are recognized as a liability at fair value when a contract is terminated in accordance with its terms, or when AOL has otherwise executed a written termination of the contract. When AOL ceases using a facility but does not intend to or is unable to terminate the operating lease, AOL records a liability for the present value of the remaining lease payments, net of estimated sublease income that could be reasonably obtained for the property (even if the Company does not intend to sublease the facility for the remaining term of the lease). Costs associated with exit or disposal activities are reflected as restructuring costs in the consolidated statement of operations. See “Note 9” for additional information about the Company’s restructuring activities.

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

In accounting for equity-based compensation awards, the Company follows the accounting guidance for equity-based compensation, which requires that a company measure the cost of employee services received in

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

exchange for an award of equity instruments based on the grant-date fair value of the award. The cost associated with stock options is estimated using the Black-Scholes option-pricing model. The cost of equity instruments is recognized in the consolidated statement of operations on a straight-line basis (net of estimated forfeitures) over the period during which an employee is required to provide service in exchange for the award. This accounting guidance also requires that excess tax benefits, as defined, realized from the exercise of stock options be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flows from operations. Excess tax benefits attributable to equity-based compensation are recorded as an increase to additional-paid-in-capital and a reduction to taxes payable when the benefit reduces AOL’s current tax liability. See “Note 8” for additional information on equity-based compensation.

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

Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of its reporting unit using a market-based approach based on the Company’s market capitalization. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its carrying amount to measure the amount of impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The Company determined that certain events occurring in the second quarter of 2010 constituted substantive changes in circumstances that would more likely than not reduce the fair value of the Company’s single reporting unit below its carrying amount. Accordingly, the Company tested its goodwill for impairment as of June 30, 2010 (the “interim testing date”), which resulted in the Company recording a goodwill impairment charge of $1,414.4 million during the second quarter of 2010. See “Note 3” for further information.

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

AOL recorded non-cash asset impairments related to long-lived assets held and used and held for sale of $12.1 million, $23.1 million and $33.0 million in 2010, 2009 and 2008, respectively, included in costs of revenues in the consolidated statement of operations. The impairment charge recorded in 2010 included a $6.2 million impairment charge related to the sale of Pacific Corporate Park. See Note 4 for more information about this impairment charge. The impairment charge recorded in 2009 related primarily to an intangible asset write-off in connection with the Company’s anticipated disposition of Yedda, Inc., as well as the write-off of certain trade name intangible assets that were abandoned in 2009. The impairment charge recorded in 2008 related primarily to asset write-offs in connection with facility consolidations.

Income Taxes

Subsequent to the spin-off, AOL began filing its own U.S. federal consolidated income tax return (beginning with the short period December 10—December 31, 2009) and income taxes are presented in the consolidated financial statements using the asset and liability method prescribed by the accounting guidance for income taxes. Prior to the spin-off, income taxes as presented in the consolidated financial statements represented current and deferred income taxes of Time Warner attributed to us in a manner that is systematic, rational and consistent with the asset and liability method prescribed by the accounting guidance for income taxes. AOL’s income tax provision prior to the spin-off was prepared under the “separate return method.” The separate return method applies the accounting guidance for income taxes to the financial statements as if AOL were a separate taxpayer and a standalone enterprise.

Income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any difference between GAAP and tax reporting basis. Deferred income taxes reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when the taxes are actually paid or recovered. The tax effect of net operating loss, capital loss and general business credit carryovers result in deferred tax assets. Valuation allowances are established when management determines it is “more likely than not” that some portion or all of the deferred tax asset will not be realized. The Company considers all positive and negative evidence in evaluating its ability to realize its deferred income tax assets, including its operating results, ongoing tax planning, and forecast of future taxable income, on a jurisdiction by jurisdiction basis.

With respect to uncertain tax positions, AOL recognizes in the consolidated financial statements those tax positions determined to be “more likely than not” of being sustained upon examination, based on the technical merits of the positions. AOL records a liability for the difference between the benefit recognized and measured pursuant to the accounting guidance for income taxes and the tax position taken on its tax return. The Company adjusts its estimated liabilities for uncertain tax positions periodically because of ongoing examinations by, and

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated tax provision for any given year includes adjustments to prior year income tax accruals that are considered appropriate and any related estimated interest. The Company’s policy is to recognize, when applicable, interest and penalties on uncertain tax positions as part of income tax expense. Effective with the spin-off, the Company and Time Warner entered into the Second Tax Matters Agreement, which generally provides that Time Warner shall indemnify AOL for consolidated income taxes relating to any period prior to the spin-off. Accordingly, $368.1 million of liabilities for uncertain tax positions were reversed on the separation date, with an offsetting increase to equity. Liabilities for uncertain tax positions are included in other long-term liabilities in the consolidated balance sheet. For further information, see “Note 6” and “Note 13”.

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

The Company’s exposure to customer credit risk relates primarily to advertising customers and individual subscribers to AOL’s subscription access service, and is dispersed among many different counterparties, with no single customer having a receivable balance in excess of 10% of total net receivables at December 31, 2010 or 2009.

For each of the periods presented herein, the Company has had a contractual relationship with Google whereby Google provides paid text-based search advertising and contextual advertising on AOL Properties. For the years ended December 31, 2010, 2009 and 2008, the revenues associated with the Google relationship (substantially all of which were search and contextual revenues generated on AOL Properties), were $398.4 million, $556.7 million and $677.9 million, respectively.

Property and equipment, net located outside the United States, which represent less than 1% of total assets, are not material. Revenues in different geographical areas are as follows (in millions):

	Years Ended December 31, (a)
	2010	2009	2008
United States	$2,193.3	$2,863.6	$3,623.6
United Kingdom	102.4	157.9	244.5
Germany	43.3	59.2	82.2
France	17.3	70.3	82.0
Canada	36.5	35.7	48.0
Other international	23.9	59.1	72.4

Total international	223.4	382.2	529.1

Total	$2,416.7	$3,245.8	$4,152.7

(a)	Revenues are attributed to countries based on the location of customers.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Cash and Equivalents

Cash equivalents primarily consist of money market accounts and overnight deposits that are readily convertible into cash with original maturities of less than three months. Cash equivalents are carried at cost, which approximates fair value.

Allowance for Doubtful Accounts

AOL’s receivables consist primarily of two components, receivables from individual subscribers to AOL’s subscription access service and receivables from advertising customers. Management performs separate evaluations of these components to determine if the balances will ultimately be fully collected considering management’s views on trends in the overall aging of receivables as well as past collection experience. In addition, for certain advertising receivables, management prepares an analysis of specific risks on a customer-by-customer basis. Using this information, management reserves an amount that is expected to be uncollectible. At December 31, 2010 and 2009, the total allowance for doubtful accounts was $16.1 million and $31.6 million, respectively. Receivables are written off when amounts are deemed to be uncollectible and internal collection efforts are closed.

Property and Equipment

Property and equipment are stated at cost. Depreciation, which includes amortization of capitalized software costs and amortization of assets under capital leases, is provided on a straight-line basis over the estimated useful lives of the assets. AOL evaluates the depreciation periods of property and equipment to determine whether events or circumstances warrant revised estimates of useful lives. Depreciation expense, recorded in costs of revenues and selling, general and administrative expense, totaled $196.3 million, $261.1 million and $310.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Property and equipment, including assets under capital lease, consist of ($ in millions):

	December 31,		Estimated Useful Lives
	2010	2009
Land (a)	$40.5	$47.0	—
Buildings and building improvements	275.5	407.6	15 to 40 years
Capitalized internal-use software costs	561.9	772.0	1 to 5 years
Leasehold improvements	109.1	164.9	5 to 15 years
Furniture, fixtures and other equipment	778.7	898.1	2 to 5 years

	1,765.7	2,289.6
Less accumulated depreciation	(1,236.5)	(1,584.9)

Total	$529.2	$704.7

(a)	Land is not depreciated.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Research and Development

Research and development costs related to the Company’s software development efforts, which are expensed as incurred, are included in costs of revenues and totaled $41.9 million, $63.2 million and $68.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. These costs consist primarily of personnel and related costs that are incurred related to the development of software and user-facing Internet offerings that do not qualify for capitalization.

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

Rent expense under operating leases is recognized on a straight-line basis over the lease term taking into consideration scheduled rent increases and any lease incentives.

Intangible Assets

AOL has a significant number of intangible assets, including acquired technology, trademarks and customer relationships. AOL does not recognize the fair value of internally generated intangible assets. Intangible assets acquired in business combinations are recorded at fair value on the Company’s consolidated balance sheets and are amortized over estimated useful lives on a straight-line basis. Intangible assets subject to amortization are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising expense to third parties was $79.3 million, $59.1 million and $116.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Loss Contingencies

In the normal course of business, the Company is involved in legal proceedings, tax audits (other than income taxes) and other matters that give rise to potential loss contingencies. The Company accrues a liability for such matters when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In situations where the Company can determine a best estimate within the range of potential loss, the Company records the best estimate of the potential loss as a liability. In situations where the Company has

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

determined a range of loss, but no amount within the range is a better estimate than any other amount within the range, the Company records the minimum amount of the range of loss as a liability. See “Note 4” for information on a contingency related to ICQ.

Discontinued Operations

In determining whether a group of assets disposed (or to be disposed) of should be presented as a discontinued operation, the Company makes a determination of whether the group of assets being disposed of comprises a component of the entity; that is, whether it has historical operations and cash flows that can be clearly distinguished (both operationally and for financial reporting purposes). The Company also determines whether the cash flows associated with the group of assets have been significantly (or will be significantly) eliminated from the ongoing operations of the Company as a result of the disposal transaction and whether the Company has no significant continuing involvement in the operations of the group of assets after the disposal transaction. If these determinations can be made affirmatively, the results of operations of the group of assets being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from continuing operating results of the Company in the consolidated financial statements. See “Note 4” for additional information.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is included within stockholders’ equity in the consolidated balance sheets and consists of net income (loss) and other gains and losses affecting equity that, under GAAP, are excluded from net income (loss). For AOL, such items consist primarily of foreign currency translation gains (losses). The following table sets forth other comprehensive income (loss), net of tax, accumulated in stockholders’ equity (in millions):

	Foreign currency translation gains (losses)	Net unrealized gains (losses) on securities	Net derivative financial instrument gains (losses)	Net accumulated other comprehensive income (loss)
Balance at December 31, 2007	$(207.6)	$0.1	$0.6	$(206.9)
2008 activity	(95.5)	(0.1)	0.1	(95.5)

Balance at December 31, 2008	(303.1)	—	0.7	(302.4)
2009 activity	28.0	—	(0.7)	27.3

Balance at December 31, 2009	(275.1)	—	—	(275.1)
2010 activity	(12.8)	—	—	(12.8)

Balance at December 31, 2010	$(287.9)	$—	$—	$(287.9)

Recent Accounting Standards

Variable Interest Entities

In June 2009, new guidance was issued which modified the provisions of the variable interest consolidation model that specify whether an enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The modifications define the primary beneficiary of a variable interest entity as the enterprise that has (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. In addition, this guidance amends the accounting for variable interest

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

entities to (i) require ongoing assessments of whether an entity is the primary beneficiary of a variable interest entity, (ii) eliminate the quantitative approach for determining the primary beneficiary of a variable interest entity, (iii) amend certain guidance for determining whether an entity is a variable interest entity and (iv) require enhanced disclosures. This guidance became effective for AOL on January 1, 2010 and as a result of applying this guidance, the Company deconsolidated an international variable interest entity on January 1, 2010. This deconsolidation did not have a material impact on the Company’s consolidated financial statements.

NOTE 2—INCOME (LOSS) PER COMMON SHARE

Basic income per common share is calculated by dividing net income attributable to AOL common stockholders by the weighted average number of shares of common stock issued and outstanding during the reporting period. Diluted income per common share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The dilutive effect of outstanding equity-based compensation awards is reflected in diluted income per common share by application of the treasury stock method, only in periods in which such effect would have been dilutive. For the year ended December 31, 2010, the Company had 5.8 million of weighted-average potentially dilutive common shares that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive for that year. For the year ended December 31, 2009, the number of weighted-average potentially dilutive common shares was not significant.

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

For the year ended December 31, 2010, the Company had 106.6 million weighted-average shares outstanding which were used to calculate basic income (loss) per common share. The Company did not include any weighted-average potentially dilutive common shares in the computation of diluted income (loss) per common share for the year ended December 31, 2010, because to do so would have been anti-dilutive for the period.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

A summary of changes in the Company’s goodwill during the years ended December 31, 2010 and 2009 is as follows (in millions):

	Gross Goodwill	Impairments	Net Goodwill
December 31, 2008	$36,372.2	$(34,210.7)	$2,161.5
Amount reclassified to discontinued operations	(12.6)	—	(12.6)
Acquisitions	7.5	—	7.5
Impairments	—	—	—
Deferred tax adjustments	(6.5)	—	(6.5)
Translation adjustments	21.7	—	21.7

December 31, 2009	36,382.3	(34,210.7)	2,171.6

Acquisitions	132.0	—	132.0
Dispositions	(50.3)	—	(50.3)
Impairments	—	(1,414.4)	(1,414.4)
Deferred tax adjustments	(10.4)	—	(10.4)
Translation adjustments	(17.6)	—	(17.6)

December 31, 2010	$36,436.0	$(35,625.1)	$810.9

Impairment Testing of Goodwill

Goodwill is tested annually for impairment in December or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired.

During the second quarter of 2010, the Company entered into an agreement to sell its ICQ operations and the Company completed the sale of substantially all of its assets of Bebo, Inc. (“Bebo”). We expect to treat the common stock of Bebo as worthless for U.S. income tax reporting purposes in our 2010 consolidated U.S. federal income tax return. In addition, the Company experienced a significant decline in its stock price in the second quarter of 2010. As of June 30, 2010, the Company’s stock price had declined 26% from its closing stock price on April 27, 2010. The Company determined that these events occurring in the second quarter of 2010 constituted substantive changes in circumstances that would more likely than not reduce the fair value of the Company’s single reporting unit below its carrying amount. Accordingly, the Company tested its goodwill for impairment as of June 30, 2010 (the “interim testing date”).

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Based on our annual goodwill impairment analysis performed as of December 1, 2010, we have determined that the estimated fair value of our sole reporting unit exceeded its carrying value by approximately 42%. In determining the fair value of the Company’s sole reporting unit for the annual impairment analysis, the Company again used a market-based approach, calculating its market capitalization based on its stock price adjusted by a 25% control premium. As the estimated fair value of the Company’s sole reporting unit exceeded its carrying value, the second step of the goodwill impairment test did not need to be performed and therefore no additional impairment charge was recorded during 2010.

In connection with the annual impairment analysis performed during the fourth quarter of 2009, the results of the Step 1 process indicated that the fair value of AOL exceeded its carrying value. As a result, the second step of the goodwill impairment test did not need to be performed, and therefore no impairment charge was recorded for 2009.

In connection with the annual impairment analysis performed during the fourth quarter of 2008, AOL determined that the carrying value of its goodwill was impaired and, accordingly, recorded a goodwill impairment charge of $2,207.0 million to write goodwill down to its implied fair value.

Intangible Assets

The Company’s intangible assets and related accumulated amortization at December 31, 2010 and 2009 consisted of the following (in millions):

	December 31, 2010			December 31, 2009
	Gross	Accumulated Amortization (a)	Net	Gross	Accumulated Amortization (a)	Net
Acquired technology	$848.8	$(783.9)	$64.9	$873.5	$(770.5)	$103.0
Customer relationships	174.5	(150.2)	24.3	205.4	(139.3)	66.1
Trade names	59.3	(55.1)	4.2	96.4	(65.6)	30.8
Other intangible assets	60.0	(53.8)	6.2	55.8	(45.3)	10.5

Total	$1,142.6	$(1,043.0)	$99.6	$1,231.1	$(1,020.7)	$210.4

(a)	Amortization of intangible assets is provided on a straight-line basis over their respective useful lives, which range from two to seven years. The Company evaluates the useful lives of its finite-lived intangible assets each reporting period to determine whether events or circumstances warrant revised estimates of useful lives.

The Company recorded amortization expense of $145.3 million, $137.9 million and $159.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Based on the amount of intangible assets as of December 31, 2010 , the estimated amortization expense for each of the succeeding five years ending December 31 is as follows (in millions):

2011	$74.8
2012	11.1
2013	6.5
2014	4.1
2015	3.1

Total	$99.6

The amounts above may vary as acquisitions and dispositions occur in the future.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—BUSINESS ACQUISITIONS, DISPOSITIONS AND OTHER SIGNIFICANT TRANSACTIONS

The businesses acquired by the Company during the periods presented herein were all in their early stages of development. This fact, along with market conditions at the time of acquisition, contributed to purchase prices that resulted in the allocation of a significant portion of such purchase prices to goodwill.

2010 Acquisitions

AOL completed the following acquisitions during 2010. Unaudited pro forma results of operations assuming these acquisitions had taken place at the beginning of each period are not provided because the historical operating results of the acquired companies were not significant and pro forma results would not be significantly different from reported results for the periods presented.

StudioNow, Inc.

On January 22, 2010, the Company completed the acquisition of StudioNow, Inc. (“StudioNow”), a provider of a proprietary digital platform that allows clients to create, produce, manage and distribute professional quality videos at scale, for a purchase price of $32.1 million. Of the total consideration, $14.1 million was paid through the issuance of 594,749 shares of AOL common stock valued as of the closing date. Of the remaining $18.0 million, $14.0 million was paid in cash at the closing date and $4.0 million reflects the present value of the cash consideration due two years after the closing date.

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

5 Minutes Ltd.

On September 28, 2010, the Company completed the acquisition of 5 Minutes Ltd. (“5min Media”), a company that provides a syndication platform for web-based videos, for a purchase price of $64.7 million, net of cash acquired. The acquisition offers AOL and partners significant web distribution, which, along with market conditions at the time of acquisition, contributed to a purchase price that resulted in the allocation of a significant portion of the purchase price to goodwill. The Company recorded $49.6 million of goodwill (which is not deductible for tax purposes) and $20.0 million of intangible assets related to this acquisition. The intangible assets associated with this acquisition consist of technology, advertiser relationships and a trade name to be amortized on a straight-line basis over a weighted average period of approximately five years.

Other 2010 Acquisitions

The Company also completed the following acquisitions during the year ended December 31, 2010.

•

On September 28, 2010, the Company completed the acquisition of Thing Labs, Inc. (“Thing Labs”), a company that produces software to simplify the creation and sharing of web content. This acquisition will allow the Company to continue its initiative to provide consumers with the best venues to discover and share content.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•

On September 29, 2010, the Company completed the acquisition of TechCrunch, Inc. (“TechCrunch”), a company that owns and operates a network of websites dedicated to technology news, information and analysis. This business was acquired to enhance AOL’s offerings of high-quality, technology-oriented content.

•

On December 15, 2010, the Company completed the acquisition of Pictela, Inc. (“Pictela”), a provider of rich media advertising formats used by agencies and publishers. This business was acquired to further the Company’s ability to provide high quality advertising content.

•

On December 20, 2010, the Company completed the acquisition of About.me, Inc. (“About.me”), a company that provides a web service product that empowers people to create a single personal profile page that presents their online identities together in one place, simplifying the social experience across the web. This business was acquired to enhance the Company’s ability to provide relevant and meaningful content to consumers.

The aggregate purchase price of these acquisitions was $63.8 million, net of cash acquired. AOL recorded $55.7 million of goodwill (which is not deductible for tax purposes) and $10.1 million of intangible assets related to these acquisitions.

The intangible assets associated with these acquisitions consist of acquired technology, trademarks, non-compete agreements and customer relationships to be amortized on a straight-line basis over a weighted average period of approximately three years.

Additional Information on 2010 Acquisitions

In addition to the purchase prices paid for these businesses acquired in 2010, the Company agreed to pay up to $37.7 million in aggregate to certain employees of the acquired companies over the next three years contingent on their future service to AOL. The payments of up to $37.7 million will be recognized as compensation expense on an accelerated basis over a requisite service period of up to three years. For tax purposes, approximately 40% of the incentive compensation is expected to be treated as additional basis in the acquired companies and a tax deduction will only be obtained upon disposition of the related acquisitions. For the year ended December 31, 2010, AOL recorded compensation expense of $6.2 million related to incentive compensation arrangements made in connection with the 2010 acquisitions listed above.

2008 Acquisitions

AOL completed the following acquisitions during 2008:

Bebo

On May 14, 2008, the Company completed the acquisition of Bebo, a global social media network, for $859.8 million, net of cash acquired, of which $852.0 million was paid in cash in May 2008, and $7.8 million of which was paid by the Company in the first quarter of 2009. AOL recognized $765.8 million of goodwill (which is not deductible for tax purposes) and $86.5 million of intangible assets related to this acquisition.

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As discussed below, buy.at and substantially all of the assets of Bebo were sold during 2010.

2011 Acquisition Activity

Unaudited pro forma results of operations assuming these acquisitions had taken place at the beginning of each period are not provided because the historical operating results of the acquired companies were not significant and pro forma results would not be significantly different from reported results for the periods presented.

goviral

On January 31, 2011, the Company completed the acquisition of goviral A/S (“goviral”), a company that distributes branded online video for media agencies, creative agencies and content producers, for a purchase price of $74.1 million, net of cash acquired. In addition to the purchase price paid for this business, the Company agreed to pay up to $22.6 million to certain employees of goviral over the expected future service period of two years contingent on their future service to AOL. The payments of up to $22.6 million will be recognized as compensation expense on an accelerated basis over the expected future service period of two years. For tax purposes, a significant majority of the incentive compensation is expected to be treated as additional basis in goviral and a tax deduction will only be obtained upon disposition of goviral.

It is anticipated that a significant portion of the purchase price will be allocated to intangible assets and goodwill. The Company has not completed the allocation of the consideration transferred to acquired assets and liabilities assumed. The acquisition offers AOL and partners significant web distribution, which, along with market conditions at the time of acquisition, contributed to a purchase price that is expected to result in the allocation of a significant portion of the purchase price to goodwill.

The Huffington Post

On February 6, 2011, the Company entered into an agreement and a plan of merger with TheHuffingtonPost.com, Inc. (“The Huffington Post”). The Huffington Post is an innovative internet source of online news, commentary, and information. This merger is expected to enhance AOL’s ability to serve its audiences across several platforms, including social, local, video, mobile and tablet.

AOL will acquire The Huffington Post for estimated aggregate consideration of approximately $315 million, subject to working capital adjustments and reduction for indebtedness and transaction expenses of The Huffington Post that remain unpaid as of closing.

This acquisition is subject to customary conditions, including expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, no material adverse effect with respect to The Huffington Post having occurred and the execution of employment arrangements by certain employees of The Huffington Post. The acquisition is expected to close by April 2011.

Disposition-Related Activities

Buy.at

On February 26, 2010, the Company sold buy.at to Digital Window Limited for $16.4 million in net cash. The Company recorded a pre-tax loss on this sale of $18.9 million, calculated as the excess of the carrying value of the net assets sold (including goodwill allocated to the sale of $12.6 million) over the cash proceeds, net of transaction costs. Due primarily to the Company’s ability to utilize a portion of the capital loss deferred tax asset generated by the sale of buy.at to offset capital gains, the Company recorded an income tax benefit on the sale of buy.at of $27.6 million for the year ended December 31, 2010. The financial condition, results of operations and

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

cash flows of buy.at have been reflected as discontinued operations for all periods presented. The results of operations of buy.at, excluding the related income tax benefit, were not material to the Company’s consolidated financial statements.

As discussed above, the sale of buy.at generated a capital loss deferred tax asset in the United States of $65.8 million. As a result of the Company’s disposition activity to date, $21.9 million of the deferred tax asset is expected to be utilized to offset capital gains generated during the year ended December 31, 2010; however, significant uncertainty exists regarding the future realization of the remaining portion of this capital loss deferred tax asset which may be carried forward for five years to offset any capital gains. Accordingly, the valuation allowance associated with the capital loss deferred tax asset as of December 31, 2010 was $43.9 million. If in the future the Company believes that it is more likely than not that all or an additional portion of this deferred tax asset will be realized, a reduction in the valuation allowance will be recognized within the statement of operations for that respective period.

Bebo

On June 16, 2010, the Company sold substantially all the assets of Bebo, resulting in a pre-tax loss of approximately $1.8 million. The Company expects to treat the common stock of Bebo as worthless for U.S. income tax reporting purposes in its 2010 consolidated U.S. federal income tax return. The Company’s current estimated U.S. income tax basis in Bebo is $759.3 million. As a result of the worthless stock deduction for the common stock of Bebo under U.S. income tax law, the Company recorded a deferred tax asset and corresponding income tax benefit of $300.0 million in 2010. The Company utilized $141.6 million of this deferred tax asset to offset federal and state income tax obligations. Following this transaction, the Company expects to continue to generate advertising revenues on AOL Properties from customers who previously purchased advertising on Bebo properties and accordingly, under the accounting guidance for presentation of financial statements, the financial condition, results of operations and cash flows of Bebo have not been reflected as discontinued operations.

ICQ

On July 8, 2010, the Company completed the sale of ICQ for $187.5 million in cash to Digital Sky Technologies Limited, now known as Mail.ru Group Limited (“Mail.ru”). ICQ provides online instant messaging services and products, as well as software related to such services and products, primarily to international online consumers. Sales proceeds included $5.4 million which was allocated to the Company’s obligation to provide certain network infrastructure related services to the buyer. This amount has been deferred and will be recognized as other income when the obligation is fulfilled.

As a result of the sale, the Company recorded a pre-tax gain on this sale of $119.6 million during the third quarter of 2010. From a tax perspective, $40.5 million of the gain related to the sale of ICQ qualifies as a capital gain. The tax effect of this capital gain is being offset by a portion of the capital loss deferred tax asset recorded in connection with the sale of buy.at.

After the disposition of ICQ, the Committee on Foreign Investment in the United States (“CFIUS”) contacted Mail.ru and, subsequently, Mail.ru and the Company submitted a joint voluntary filing to CFIUS commencing a review of the transaction under Section 721 of Title VII of the Defense Production Act of 1950, as amended. AOL and Mail.ru are currently working with CFIUS to address their concerns. As a result of this process, it is probable that the Company will agree to provide certain network infrastructure and other operational services to Mail.ru at a level and for a period in excess of the Company’s contractual obligations under the original transaction agreements as well as other modifications to the parties’ respective obligations under the transaction agreements. The Company’s estimate of the range of loss to be incurred as a result of these

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

developments is $13.6 million to $28 million. Given that no amount within the range of loss appears to be a better estimate as of the date of issuing these financial statements, the Company accrued a loss of $13.6 million, the low end of the range of estimated loss, in the fourth quarter of 2010 and reflected such loss as a reduction to the previously recorded $119.6 million gain. The estimated loss includes the Company’s best estimate of the fair value of the future services anticipated to be provided without remuneration as well as the write-off of certain amounts due from Mail.ru. The Company will continue to evaluate the estimate of the loss as the matter progresses toward resolution. The $5.4 million of sales proceeds allocated to a performance obligation of AOL continues to be deferred at December 31, 2010 and will be recognized when the obligation is fulfilled at the end of the extended service period.

During the second and third quarters of 2010, the Company concluded that ICQ met the requirements for presentation as discontinued operations. However, given the probable extension and modification of the services the Company is providing to ICQ, the Company subsequently concluded that the ICQ operations, for the period prior to the sale, no longer meets the criteria for presentation as discontinued operations. As a result, the Company has recast the assets and liabilities of ICQ as of December 31, 2009 from assets and liabilities of discontinued operations to their natural classifications within the accompanying 2009 consolidated balance sheet. Results of discontinued operations and cash flows for the years ended December 31, 2009 and 2008 were not impacted by the recast, as ICQ was never presented as a part of discontinued operations for those historical annual periods.

Other Dispositions

During 2010, the Company sold its investments in Kayak Software Corporation and Brightcove, Inc. for $35.9 million in net cash proceeds. The Company recorded a pre-tax gain of $25.5 million on these sales within “Other income, net” in the consolidated financial statements.

During 2010, the Company sold a portion of its campus in Dulles, Virginia referred to as “Pacific Corporate Park” for a sales price of $144.5 million in cash, exclusive of customary closing costs. In accordance with the accounting guidance for property, plant and equipment, assets held for sale are measured at the lower of the carrying value or fair value less costs to sell. Upon meeting the assets held for sale criteria during the third quarter of 2010, the Company determined the carrying value of the Pacific Corporate Park assets exceeded their fair value, determined by the selling price, less costs to sell. As a result, an impairment charge of $6.2 million was recorded within costs of revenues during 2010. The Company did not record a significant gain or loss upon completion of this sale.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Summary of Discontinued Operations

Discontinued operations for the years ended December 31, 2010, 2009 and 2008 reflect the financial condition, results of operations and cash flows of buy.at. The consolidated statement of operations for the year ended December 31, 2010 includes the results of operations of buy.at for the period from January 1, 2010 through the sale date of February 26, 2010, the pre-tax loss on the sale of buy.at and the income tax benefit associated with the capital loss generated by the buy.at sale. Financial data for discontinued operations for the years ended December 31, 2010, 2009 and 2008 is as follows (in millions):

	Years Ended December 31,
	2010	2009	2008
Total revenues	$2.0	$11.6	$13.1
Pre-tax loss (before loss on sale of business)	(0.5)	(4.9)	(4.0)
Pre-tax loss on sale of business	(18.9)	—	—
Income tax (provision)/benefit	27.6	2.0	(2.0)

Net income (loss) attributable to AOL Inc.	$8.2	$(2.9)	$(6.0)

NOTE 5—LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Capital Leases

Capital lease obligations consist of ($ in millions):

	Weighted Average Interest Rate at December 31, 2010	Maturities	Outstanding Amount
			December 31, 2010	December 31, 2009
Capital lease obligations	5.81%	2011-2014	$86.1	$73.9
Amount due within one year			(35.2)	(32.4)

Total long-term capital lease obligations			$50.9	$41.5

Assets recorded under capital lease obligations totaled $163.7 million and $138.4 million at December 31, 2010 and 2009, respectively. Related accumulated amortization totaled $84.5 million and $67.0 million at December 31, 2010 and 2009, respectively.

Future minimum capital lease payments at December 31, 2010 are as follows (in millions):

2011	$39.2
2012	28.2
2013	18.1
2014	8.0

Total	93.5
Amount representing interest	(7.4)

Present value of minimum lease payments	86.1
Current portion	(35.2)

Total long-term portion	$50.9

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Time Warner guaranteed all of the Company’s obligations under the Revolving Credit Facility, pursuant to a guarantee dated as of December 9, 2009 (the “Time Warner Guarantee”). In connection with the termination of the Revolving Credit Facility, the Time Warner Guarantee also terminated. The Company continues to engage in certain lease guarantees and other transactions with Time Warner. See “Note 13” for additional information on these transactions.

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

Interest Expense

Interest expense amounted to $11.2 million, $5.2 million and $8.0 million for the years ended December 31, 2010, 2009 and 2008, respectively, and is included in “Other income (loss), net” on the consolidated statements of operations. Interest expense for 2010 consists of $4.3 million related to interest on capital leases and $6.9 million related to credit facility fees paid to Time Warner. The weighted-average interest rate on AOL’s capital lease obligations was 5.81% and 5.67% at December 31, 2010 and 2009, respectively. The rate on capital lease obligations due within one year was 5.78% at December 31, 2010.

NOTE 6—INCOME TAXES

The components of income (loss) from continuing operations before income taxes were as follows (in millions):

	Years Ended December 31,
	2010	2009	2008
		(recast)	(recast)
Domestic	$(805.8)	$583.6	$(1,123.0)
Foreign	(163.4)	(123.5)	(44.6)

Total	$(969.2)	$460.1	$(1,167.6)

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of the provision for income tax expense (benefit) provided on income from continuing operations were as follows (in millions):

	Years Ended December 31,
	2010	2009	2008
		(recast)	(recast)
U.S. federal:
Current	$2.0	$172.3	$309.7
Deferred	(167.7)	(1.5)	(35.1)
Foreign:
Current	(6.2)	1.1	12.6
Deferred	(3.2)	(0.8)	(2.2)
State and local:
Current	9.6	40.0	81.7
Deferred	(13.0)	(2.4)	(13.7)

Total	$(178.5)	$208.7	$353.0

The items accounting for the difference between income tax expense (benefit) computed at the federal statutory rate of 35% and the provision for income taxes were as follows:

	Years Ended December 31,
	2010	2009	2008
		(recast)	(recast)
U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. federal tax benefits	3.7	3.6	(3.6)
Non-deductible goodwill	(50.8)	—	(59.6)
Change in valuation allowance for deferred tax assets	(1.4)	1.9	(0.4)
Unrecognized tax (liabilities) benefits	0.5	3.8	(2.2)
Worthless stock deduction	31.0	—	—
Other	0.4	1.1	0.6

Total	18.4%	45.4%	(30.2)%

Income taxes related to the year ended December 31, 2010 and the short period from December 10, 2009 through December 31, 2009 are calculated based on AOL’s separate income tax status. For the periods prior to the spin-off, AOL’s income taxes are computed and reported under the “separate return method.” The separate return method applies the accounting guidance for income taxes to the financial statements as if AOL were a separate taxpayer and a standalone enterprise for the entire period. Prior to the spin-off, AOL was included in Time Warner’s consolidated U.S. federal income tax return filings.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The significant components of AOL’s deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2010	2009
		(recast)
Deferred tax assets:
Reserves and allowances	$18.9	$38.8
Equity-based compensation	19.0	4.2
Tax loss and credit carryforwards	1,448.4	1,301.0
Intangible assets and goodwill	15.4	—
Other	212.9	239.8

Subtotal	1,714.6	1,583.8
Less: Valuation allowance	(1,169.6)	(1,002.4)

Total deferred tax assets	545.0	581.4

Deferred tax liabilities:
Capitalized software	(19.3)	(38.0)
Unrealized foreign exchange tax gain	(110.6)	(175.3)
Intangible assets and goodwill	—	(161.1)
Other	(73.8)	(27.9)

Total deferred tax liabilities	(203.7)	(402.3)

Net deferred tax assets	$341.3	$179.1

AOL had net operating losses from various foreign jurisdictions of $4,094.0 million and $4,383.0 million as of December 31, 2010 and 2009, respectively. Many of these foreign losses are attributable to specific operations and may not be utilized to offset taxable income of other operations of AOL. The expiration period of the foreign net operating losses ranges from 2011 to indefinite, including approximately $4.9 million of Canadian net operating losses set to expire in 2011. The valuation allowance outstanding at December 31, 2010 and 2009 is primarily attributable to the foreign net operating loss carryforwards.

AOL had $456.9 million and $81.3 million of federal net operating loss carryforwards as of December 31, 2010 and 2009, respectively. Certain of these federal net operating loss carryforwards are subject to statutory annual use limitations. AOL had approximately $1,057.4 million and $771.2 million of net operating loss carryforwards in various state and local jurisdictions as of December 31, 2010 and 2009, respectively. Certain of these state tax losses are subject to a valuation allowance because they are attributable to specific operations and may not be utilized against taxable income of other operations of AOL. These federal, state and local net operating loss carryforwards will expire between 2011 and 2030.

AOL has a capital loss carryforward of $110.5 million as of December 31, 2010, which will expire by the end of 2015. Significant uncertainty exists regarding the future realization of the $43.9 million deferred tax asset related to this capital loss carryforward and as a result, AOL has recorded a full valuation allowance on this deferred tax asset as of December 31, 2010.

During the year ended December 31, 2010, AOL increased its valuation allowance by $167.2 million primarily related to foreign net operating losses and federal capital losses. As of December 31, 2010, the total valuation allowance of $1,169.6 million consisted of $1,125.7 million on net operating loss carryforwards and some foreign net deferred tax assets and $43.9 million on capital loss carryforwards. The total valuation allowance was established based on management’s determination that the deferred tax assets are not more likely

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

than not to be realized. Management believes that the remaining deferred tax assets are more likely than not to be realized based upon consideration of all positive and negative evidence, including AOL’s operating results and forecast of future taxable income, on a jurisdiction by jurisdiction basis.

On June 16, 2010, the Company sold substantially all the assets of Bebo, resulting in a pre-tax loss of approximately $1.8 million. The Company expects to treat the common stock of Bebo as worthless for U.S. income tax reporting purposes in its 2010 consolidated U.S. federal income tax return. The Company’s current estimated U.S. income tax basis in Bebo is $759.3 million. As a result of the worthless stock deduction for the common stock of Bebo under U.S. income tax law, the Company recorded a deferred tax asset and corresponding income tax benefit of $300.0 million in 2010. During 2010, the Company utilized $141.6 million of this deferred tax asset to offset federal and state income tax obligations.

U.S. federal income taxes are provided on the portion of AOL’s income from certain foreign subsidiaries that is expected to be remitted to the United States. We have recorded deferred income taxes and foreign withholding taxes on unremitted earnings from foreign subsidiaries in the amount of $8.9 million and $9.2 million, as of December 31, 2010 and 2009, respectively. For AOL’s other foreign subsidiaries, we have not provided for U.S. income and foreign withholding taxes on approximately $15.7 million of certain foreign subsidiaries’ undistributed earnings, because such earnings have been retained and are intended to be indefinitely reinvested by the subsidiaries. It is currently not practicable to determine the amount of unrecorded deferred tax liability for AOL’s investment in these subsidiaries.

Accounting for Uncertainty in Income Taxes

Changes in unrecognized tax benefits, excluding the related accrual for interest, from January 1 to December 31 are set forth below (in millions):

	Years Ended December 31,
	2010	2009	2008
		(recast)	(recast)
Beginning balance	$154.7	$657.6	$638.6
Additions for current year tax positions	6.1	11.1	19.0
Reductions for prior year tax positions	(3.0)	—	—
Unrecognized tax benefits retained by Time Warner following spin-off	—	(512.5)	—
Reductions as a result of expiration of statute of limitations	(7.2)	(1.5)	—

Total	$150.6	$154.7	$657.6

AOL entered into a Second Tax Matters Agreement with Time Warner, effective December 9, 2009, that governs the respective post spin-off rights, responsibilities and obligations of Time Warner and AOL with respect to tax matters for the pre spin-off tax periods. As a member of Time Warner’s consolidated U.S. federal income tax group, AOL has (and continues to have following the spin-off) joint and several liability with Time Warner to the IRS for the consolidated U.S. federal income taxes of the Time Warner group relating to the taxable periods in which AOL was part of the group. Under the Second Tax Matters Agreement, however, Time Warner agreed to assume this liability and any similar liability for U.S. federal, state or local income taxes, including liability for uncertain income tax positions taken by Time Warner with respect to AOL, that are determined on a consolidated, combined, unitary or similar basis for each taxable period in which AOL was included in such consolidated, combined, unitary or similar group with Time Warner. As a result, at the date of the spin-off, AOL reversed the recorded liability (including accrued interest) to Time Warner related to these uncertain tax positions, with an offsetting $368.1 million adjustment to equity. AOL remains responsible for any foreign income taxes and any other income taxes (primarily state taxes) that are not determined on a consolidated, combined, unitary or similar basis with Time Warner.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company accrues interest and penalties where there is an underpayment of taxes, based on management’s best estimate of the amount ultimately to be paid, in the same period that 1) the interest would begin accruing or 2) the penalties would first be assessed. Our policy on the classification of interest and penalties is to record both as part of income tax expense. Interest expense recorded through the income tax provision (benefit) related to uncertain tax positions was $0.4 million, $14.3 million, and $18.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, the amount of accrued interest in the consolidated balance sheet associated with uncertain tax positions was $0.7 million and $3.2 million, respectively. As of December 31, 2010 and 2009, no penalties were accrued.

The statute of limitations of certain foreign jurisdictions in which AOL filed separately from Time Warner (including the United Kingdom) have not expired and therefore, the periods from 2003 through the current period remain open to examination by the taxing authorities. For the periods following the spin-off, the examination periods in all significant jurisdictions, including the United States, Virginia, New York and the United Kingdom, remain open and subject to examination by the taxing authorities.

As of December 31, 2010, the amount of unrecognized tax benefits which, if recognized, would affect our effective tax rate is $150.6 million. A number of years may elapse before an uncertain tax position is finally resolved. It is difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position. We reevaluate and adjust our reserves for income taxes, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position would usually require the use of cash and result in the reduction of the related liability. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution.

NOTE 7—STOCKHOLDERS’ EQUITY

AOL is authorized to issue up to 660.0 million shares of all classes of stock, consisting of 60.0 million shares of preferred stock, par value $0.01 per share (“Preferred Stock”), and 600.0 million shares of common stock, par value $0.01 per share. Rights and privileges associated with shares of Preferred Stock are subject to authorization by the Company’s Board of Directors and may differ from those of any and all other series at any time outstanding. All shares of common stock will be identical and will entitle the holders thereof to the same rights and privileges.

As of December 31, 2010, 106,744,387 shares of common stock were issued and outstanding. No dividends were declared or paid for the year ended December 31, 2010.

On January 22, 2010, the Company issued 594,749 shares of AOL common stock as partial consideration for the acquisition of StudioNow, Inc. During 2010, the Company also issued 194,857 shares of AOL common stock to Polar Capital Group, LLC, in satisfaction of its contractual obligation to return its CEO’s initial investment of approximately $4.5 million in Patch Media Corporation (“Patch”), which arose from the acquisition of Patch on June 10, 2009. See “Note 13” for additional information on this transaction.

Under the terms of the Company’s tax matters agreement with Time Warner, amounts payable or receivable to Time Warner prior to the spin-off were reflected as adjustments to divisional equity. During the year ended December 31, 2010, the Company adjusted its deferred tax assets and estimated amount payable to Time Warner for income taxes prior to the spin-off and these adjustments resulted in a $27.0 million reduction to additional paid-in capital.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Expenses related to AOL’s contribution to the Time Warner and AOL plans amounted to $11.5 million, $17.3 million and $19.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Equity-Based Compensation

AOL Equity Plan

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

Upon the (i) exercise of a stock option award, (ii) vesting of a RSU or (iii) grant of restricted stock, shares of AOL common stock are issued from authorized but unissued shares or from treasury stock. At both December 31, 2010 and December 31, 2009, the Company did not have any shares of treasury stock.

Time Warner Equity Plans

Until consummation of the separation from Time Warner, AOL employees participated in Time Warner’s equity plans. Time Warner had two active equity plans under which it was authorized to grant equity awards of

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the legal and structural separation of the Company from Time Warner, AOL employees ceased participating in the Time Warner equity plans once the spin-off was completed. Employees holding Time Warner equity awards at the time of the separation were treated as if their employment with Time Warner was terminated without cause. For most AOL employees, this treatment resulted in the forfeiture of unvested stock options, shortened exercise periods for vested stock options and pro rata vesting of the next installment of (and forfeiture of the remainder of) restricted stock and restricted stock unit grants.

Equity-Based Compensation Expense

Compensation expense recognized by AOL related to its equity-based compensation plan and for its participation in Time Warner’s equity-based compensation plans, prior to the spin-off, is as follows (in millions):

	Years Ended December 31,
	2010	2009	2008
Stock options	$17.0	$4.3	$8.7
RSUs and performance stock units (PSUs) (a)	19.1	8.2	10.9

Total equity-based compensation expense (b)	$36.1	$12.5	$19.6

Tax benefit recognized	$14.4	$5.0	$8.3

(a)	AOL has not granted PSUs to employees. Prior to the spin-off, Time Warner granted RSUs and PSUs to AOL employees.
(b)	Equity-based compensation expense in 2009 included a reduction to expense caused by a change in the estimated forfeiture rate for Time Warner equity awards held by AOL employees, as fewer Time Warner equity awards were expected to vest as a result of the spin-off. Also included in the total equity-based compensation expense for the year ended December 31, 2009 is $0.6 million attributable to AOL’s equity awards.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AOL Stock Options

The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value AOL stock options at their grant date:

	Years Ended December 31,
	2010	2009
Expected volatility	39.9%	42.5%
Expected term to exercise from grant date	5.38 years	5.38 years
Risk-free rate	2.5%	2.9%
Expected dividend yield	0%	0%

Because AOL’s common stock has a limited trading history, the volatility assumption was determined for 2010 and 2009 awards based on a blend of AOL’s implied volatility and the historical and implied volatilities of a comparable peer group of publicly traded companies. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on the historical exercise experience of AOL employees that held similar options to acquire Time Warner common stock. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. As the Company does not currently intend to pay dividends, the dividend yield is zero for all AOL equity awards granted.

The following table summarizes information about AOL stock options that were outstanding at December 31, 2010:

Options	Number of Options (in millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	—
Converted (a)	0.5	$11.90
Granted	3.2	$23.28

Outstanding at December 31, 2009	3.7	$21.85	9.9 years	$1,549

Exercised	—
Granted	2.9	$23.85
Forfeited	(0.4)	$23.33

Outstanding at December 31, 2010	6.2	$22.69	9.1 years	$7,871

Exercisable at December 31, 2009	—

Exercisable at December 31, 2010	1.7	$20.25	8.8 years	$5,940

(a)	Represents the Time Warner stock options held by AOL’s Chairman and Chief Executive Officer that were converted into AOL stock options.

As of December 31, 2010, 6.7 million shares of AOL common stock were available for future grants of stock options. As of December 31, 2010, there was $32.8 million of unrecognized compensation cost related to outstanding employee stock options expected to vest. The Company expects to recognize this amount over a weighted-average period of 2.73 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation expense related to these awards will be different from the Company’s expectations.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average grant date fair value of an AOL stock option granted during the years ended December 31, 2010 and 2009 was $9.41 and $9.94, respectively. No stock options were exercised during the year ended December 31, 2010.

AOL Restricted Stock Units

The following table summarizes information about unvested AOL RSUs at December 31, 2010:

	Number of Shares/Units (in millions)	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2008	—
Converted (a)	0.3	$23.39
Granted	2.9	$23.28

Unvested at December 31, 2009	3.2	$23.29

Vested	(0.4)	$23.38
Granted	1.2	$23.92
Forfeited	(0.7)	$23.45

Unvested at December 31, 2010	3.3	$23.54

(a)	Represents the Time Warner RSUs held by AOL’s Chairman and Chief Executive Officer that were converted into AOL RSUs. The weighted-average grant date fair value amount above for these converted awards represents the fair value on the conversion date.

At December 31, 2010, the intrinsic value of unvested AOL RSUs was $77.6 million. As of December 31, 2010, there was $38.0 million of unrecognized compensation cost related to outstanding RSUs expected to vest. The Company expects to recognize this amount over a weighted-average period of 3.01 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation expense related to these awards will be different from the Company’s expectations. Total fair value of shares vested during the year ended December 31, 2010 was $8.5 million.

Time Warner Stock Options

The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value Time Warner stock options at their grant date.

	Years Ended December 31,
	2009	2008
Expected volatility	38.1%	28.5%
Expected term to exercise from grant date	4.71 years	5.73 years
Risk-free rate	1.9%	3.1%
Expected dividend yield	3.8%	1.7%

The grant date fair value of all Time Warner equity-based awards has been adjusted to reflect the effect of Time Warner’s 1-for-3 reverse stock split which became effective on March 27, 2009. The weighted-average fair value of a Time Warner stock option granted to AOL employees was $4.57 and $12.09 for the years ended December 31, 2009 and 2008, respectively. The total intrinsic value of Time Warner options exercised by AOL employees was $3.3 million and $38.6 million for the years ended December 31, 2009 and 2008, respectively.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Time Warner received cash from the exercise of Time Warner stock options by AOL employees totaling $13.0 million and $90.9 million for the years ended December 31, 2009 and 2008, respectively. The tax benefits realized by AOL from Time Warner stock options exercised in the years ended December 31, 2009 and 2008 were approximately $1.2 million and $15.4 million, respectively.

Time Warner Restricted Stock and Restricted Stock Units

The fair value of Time Warner restricted stock and RSUs granted to AOL employees that vested during the years ended December 31, 2009 and 2008 was $12.1 million and $5.4 million, respectively.

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

NOTE 9—RESTRUCTURING COSTS

2010 Restructuring Costs

In connection with the Company’s restructuring initiatives, the Company incurred $33.8 million in restructuring costs for the year ended December 31, 2010 to better align its organizational structure and costs with its strategy. These restructuring costs included $29.2 million related to employee terminations, facility closures and contract termination costs in 2010 and $4.6 million in restructuring costs associated with actions taken in 2009 and prior years (which includes adjustments to previous estimates). Employee termination costs were attributable to terminations of employees ranging from senior executives to line personnel.

2009 Restructuring Costs

For the year ended December 31, 2009, the Company undertook various restructuring activities in an effort to better align its organizational structure and costs with its strategy. As a result, the Company incurred $189.2 million in restructuring costs, which included $183.9 million in restructuring costs related to employee terminations, facility closures and other exit activities in 2009, and $5.3 million in restructuring costs associated with actions taken in 2008 and prior years (which includes adjustments to previous estimates). Employee termination costs were attributable to terminations of employees ranging from senior executives to line personnel.

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A summary of AOL’s restructuring activity for the years ended December 31, 2010, 2009 and 2008 is as follows (in millions):

	Employee Terminations	Other Exit Costs	Total
Liability at December 31, 2007	$64.2	$26.7	$90.9
2008 restructuring expense	13.3	3.3	16.6
Foreign currency translation and other adjustments	0.5	1.1	1.6
Cash paid	(67.6)	(10.6)	(78.2)

Liability at December 31, 2008	10.4	20.5	30.9
2009 restructuring expense	161.5	27.7	189.2
Foreign currency translation and other adjustments	(10.8)	0.7	(10.1)
Cash paid	(53.0)	(20.6)	(73.6)

Liability at December 31, 2009	108.1	28.3	136.4
2010 restructuring expense	18.8	15.0	33.8
Foreign currency translation and other adjustments	(6.1)	1.2	(4.9)
Cash paid	(102.8)	(26.3)	(129.1)

Liability at December 31, 2010	$18.0	$18.2	$36.2

At December 31, 2010, of the remaining liability of $36.2 million, $29.2 million was classified as a current liability within accrued expenses and other current liabilities, with the remaining $7.0 million classified as a long-term liability in the consolidated balance sheet. Amounts classified as long-term are expected to be paid through 2014.

NOTE 10—DERIVATIVE INSTRUMENTS

Prior to the spin-off, AOL used derivative instruments (principally forward contracts), entered into on its behalf by Time Warner, to manage the risk associated with movements in foreign currency exchange rates. Time Warner monitored its positions with, and the credit quality of, the financial institutions that were a party to any of its financial transactions. Netting provisions were provided for in existing International Swap and Derivative Association Inc. agreements in situations where Time Warner executed multiple contracts with the same counterparty. Prior to the spin-off, all outstanding derivative instruments were settled. Subsequent to the spin-off and through December 31, 2010, AOL has not entered into any derivative instruments or hedges. The following is a summary of AOL’s foreign currency risk management strategies while AOL was a subsidiary of Time Warner and the effect of these strategies on AOL’s consolidated financial statements.

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, AOL hedged a portion of its foreign currency exposures anticipated over the calendar year. This process generally coincided with AOL’s annual strategic planning period. Additionally, as transactions arose (or were planned) during the year that were exposed to foreign currency risk and were unhedged at the time, AOL entered into derivative instruments, primarily foreign currency forward contracts, to mitigate the exposure presented by such transactions. Time Warner reimbursed or was reimbursed by AOL for contract gains and losses related to AOL’s foreign currency exposure. To hedge this exposure, AOL used foreign exchange contracts that generally had maturities of three months to 18 months providing continuing coverage throughout the hedging period with all positions being unwound prior to the spin-off. In the aggregate, the derivative instruments and hedging activities were not material to AOL. Time Warner managed the foreign currency transactions directly and entered into foreign currency purchase and sale transactions directly with counterparties and allocated costs to AOL related to these transactions. For the years ended December 31, 2009 and 2008, AOL recognized net gains (losses) of $10.8 million and ($20.4 million), respectively, within other income, net related to foreign currency management activity performed by Time Warner on behalf of AOL. These amounts were recognized upon the de-designation or settlement of foreign exchange contracts used in hedging relationships, including economic hedges. Such amounts were largely offset by corresponding gains or losses from the respective transaction that was hedged and were generally recognized in income in the same period that the hedged item or transaction affects income. Gains and losses from the ineffectiveness of hedging relationships, including ineffectiveness as a result of the discontinuation of cash flow hedges for which it was probable that the originally forecasted transaction would no longer occur, were not material for any period.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Commitments

AOL’s total rent expense from continuing operations amounted to $34.8 million, $49.8 million and $55.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company has long-term non-cancelable lease commitments for office space and operating equipment in various locations around the world, a number of which have renewal options at market rates to be determined prior to the renewal option being exercised. In addition, certain leases have rent escalation clauses with either fixed scheduled rent increases or rent increases based on the Consumer Price Index. The minimum rental commitments under non-cancelable long-term operating leases during the next five years are as follows (in millions):

	Gross operating lease commitments	Sublease income	Net operating lease commitments
2011	$49.8	$8.3	$41.5
2012	48.2	9.5	38.7
2013	41.0	7.2	33.8
2014	37.9	4.0	33.9
2015	35.4	4.0	31.4
Thereafter	152.5	6.2	146.3

Total (a)	$364.8	$39.2	$325.6

(a)

Included in the above table are approximately $212.7 million of payments associated with the lease of the Company’s corporate headquarters in New York. AOL has leased its corporate headquarters for a non-cancelable initial lease term that ends in February 2023, with the option to extend the lease for an additional five years. Monthly rental payments to the landlord under this lease escalate by 7% after the end of the fifth year and tenth year of the lease term. In 2010 AOL entered into a new lease of a building in

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

California and included in the above table are approximately $46.8 million of payments associated with this property. AOL has leased this space for a non-cancelable initial lease term that ends in June 2017 with no renewal options. Rent is abated for the first nine months of the lease term, with partial rent abatement for an additional three months. Only operating expenses are to be paid during the rent abatement period. Also included in the above table are payments for ongoing leases associated with AOL’s restructuring activities. AOL has recorded a liability on the balance sheet of $18.0 million related to these payments.

AOL has commitments under certain network licensing, royalty and other agreements aggregating approximately $103.0 million at December 31, 2010, which are payable principally over a three-year period, as follows (in millions):

2011	$63.8
2012-2013	35.2
2014-2015	3.3
Thereafter	0.7

Total	$103.0

The Company also has certain contractual arrangements that would require it to make payments or provide funding if certain circumstances occur (“contingent commitments”). At December 31, 2010, these arrangements related primarily to letters of credit and totaled $4.1 million. The Company does not expect that these contingent commitments will result in any material amounts being paid by the Company in the foreseeable future.

Included in the commitment amounts discussed above are certain commitments to Time Warner, see “Note 13” for additional information.

Contingencies

On September 22, 2006, Salvadore Ramkissoon and two unnamed plaintiffs filed a putative class action against AOL LLC in the U.S. District Court for the Northern District of California asserting claims under the Electronic Communications Privacy Act, the California Consumer Records Act, the California Consumer Legal Remedies Act, the California False Advertising Law and the California Unfair Competition Law, as well as common law claims for unjust enrichment and public disclosure of private facts. The claims arise out of AOL’s public posting of AOL member search queries in late July 2006.

The Court has dismissed without prejudice the named Plaintiff (Salvadore Ramkisoon) and all but the California False Advertising Law and California Unfair Competition Law claims, under which the unnamed plaintiffs seek only declaratory and injunctive relief regarding AOL’s search query retention practices. No claims for monetary relief remain in the case. On February 11, 2011, the parties filed briefs in response to the Court’s order to address the issue of whether the Court lacks jurisdiction over the subject matter of the remaining claims. Based on facts and circumstances available, the Company does not believe it is probable or reasonably possible a loss has been incurred related to this matter.

In addition to the matter listed above, AOL is a party to a variety of legal proceedings that arise in the normal course of business. While the results of such normal course legal proceedings cannot be predicted with certainty, management believes that, based on current knowledge, the final outcome of the current pending matters will not have a material adverse effect on the Company’s business, financial position, results of operations or cash flows. Regardless of the outcome, legal proceedings can have an adverse effect on the Company because of defense costs, diversion of management resources and other factors.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

See “Note 4” for information on a contingency related to ICQ.

NOTE 12—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of (in millions):

	December 31,
	2010	2009
TAC	$55.4	$137.6
Restructuring liabilities	29.2	108.1
Taxes	24.7	29.7
Costs of revenues (excluding TAC)	42.1	24.9
Network and related costs	6.9	10.4
Advertising and marketing	9.6	10.0
Rent and facilities expense	5.5	4.5
Member support services	4.8	4.0
Other accrued expenses	58.1	71.2

Total accrued expenses and other liabilities	$236.3	$400.4

NOTE 13—RELATED PARTY TRANSACTIONS

Acquisition of Patch Media Corporation

On June 10, 2009, AOL purchased Patch Media Corporation (“Patch”), a news, information and community platform business dedicated to providing comprehensive local information and services for individual towns and communities, for approximately $7.0 million in cash. Approximately $700,000 of the consideration was held in an indemnity escrow account until the first anniversary of the closing.

At the time of closing, Timothy M. Armstrong, AOL’s Chairman and Chief Executive Officer, held, indirectly, through Polar Capital Group, LLC (“Polar Capital”) (a private investment company which he founded), economic interests in Patch that entitled him to receive approximately 75% of the transaction consideration. Mr. Armstrong’s original investment in Patch, made in December 2007 through Polar Capital, was approximately $4.5 million. In connection with the transaction, Mr. Armstrong, through Polar Capital, waived his right to receive any transaction consideration in excess of his original $4.5 million investment, opting to accept only the return of his initial investment in AOL common stock. In addition, Mr. Armstrong elected to return the $4.5 million (approximately $450,000 of which is being held in the indemnity escrow account for a year) that he was entitled to receive in connection with the transaction to AOL, to be held by AOL until after the Company’s separation from Time Warner in exchange for the subsequent issuance of AOL common stock. In exchange for the $4.5 million he was entitled to receive, during 2010, AOL issued to Polar Capital 194,857 shares of AOL common stock.

The results of operations of Patch have been included in the Company’s consolidated financial statements from the date of acquisition, and were not material to the Company’s consolidated results for the years ended December 31, 2010 and 2009.

Transactions with Time Warner

Through the date of the spin-off, AOL had certain related party relationships with Time Warner and its subsidiaries. In connection with the separation, AOL entered into the Separation Agreement and several other

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

During the years ended December 31, 2009 and 2008, AOL incurred $20.9 million and $23.3 million, respectively, of expenses related to charges for services performed by Time Warner. These expenses were recorded as operating expenses by AOL as incurred.

Subsequent to the separation, Time Warner provided consultation on cash management and other treasury services, as well as tax services. These services were provided on a fixed monthly fee basis through various dates in 2010, when they were terminated or expired under the original terms of the respective transition services agreements. The costs associated with these services were not material to AOL’s consolidated financial statements, and AOL does not expect to incur any future costs associated with transition services from Time Warner.

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

Effective with the spin-off, the Company entered into a Second Tax Matters Agreement with Time Warner that governs the respective rights, responsibilities and obligations of Time Warner and AOL after the spin-off with respect to all tax matters. See “Note 6” for additional information on the Second Tax Matters Agreement.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Guarantee Agreements

In connection with entering into the Revolving Credit Facility, Time Warner guaranteed all of the Company’s obligations with respect to loans and letters of credit under the Revolving Credit Facility. As consideration for Time Warner providing such guarantee, the Company paid Time Warner a fee equal to 1.0% of the aggregate principal amount of the commitments at closing under the Revolving Credit Facility, and an ongoing guarantee fee, which varied with the amount of undrawn commitments and the principal amount of the Company’s obligations outstanding under the Revolving Credit Facility, as well as changes in Time Warner’s senior unsecured long-term debt credit ratings. On September 30, 2010, the Company terminated its Revolving Credit Facility. In connection with the termination of the Revolving Credit Facility, the Time Warner guarantee also terminated.

Through the date of the spin-off, AOL LLC entered into several guarantee agreements with Time Warner or subsidiaries of Time Warner whereby AOL LLC guaranteed debt issued by Time Warner or its subsidiaries on a joint and several basis. As this was an intercompany guarantee, the Company did not recognize an indemnification liability or any income associated with this guarantee in its financial statements. Subsequent to the spin-off, AOL and its subsidiaries no longer guarantee any debt issued by Time Warner or its subsidiaries.

In 2007, in connection with a lease of office space in New York City that the Company entered into with a third party, Time Warner agreed to guarantee up to $10.0 million to the third party as security for AOL’s obligations under the lease. In 2008, in connection with the lease of additional office space at the same building, Time Warner agreed, upon the occurrence of certain events, to increase the total guarantee to approximately $15.7 million to the third party as security for AOL’s obligations under the lease. As of December 31, 2010, these events had not occurred and, accordingly, the amount guaranteed by Time Warner at December 31, 2010 was $10.0 million.

In addition, Time Warner provides credit support for certain AOL lease and trade obligations of approximately $108.1 million ending on the earlier of December 9, 2011 or 30 days after AOL obtains the right to borrow funds under a permanent credit facility, in exchange for a fee equal to a rate per annum of 4.375% of the outstanding principal amount of such obligations, subject to periodic increases. Since the spin-off, AOL has replaced or released Time Warner as the source of the credit support for certain AOL lease and trade obligations or otherwise reduced Time Warner’s credit support obligations.

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

Equity-Based Compensation Reimbursement

As a result of AOL’s participation in Time Warner’s equity-based compensation plans, prior to the date of spin-off AOL was obligated to make cash payments to Time Warner for the intrinsic value of Time Warner

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

RSUs and PSUs held by AOL employees upon vesting and for the intrinsic value of stock options held by AOL employees upon the exercise of those options. For the years ended December 31, 2009 and 2008, AOL remitted cash totaling $2.4 million and $43.8 million, respectively, to Time Warner for stock options exercised by AOL employees and the vesting of RSUs held by AOL employees.

In connection with the separation, AOL employees no longer participate in Time Warner’s equity-based compensation plans and AOL is no longer obligated to reimburse Time Warner for the intrinsic value of Time Warner equity-based compensation awards held by AOL employees.

Other

In the normal course of business, AOL historically entered into commercial transactions with other subsidiaries of Time Warner. AOL recognized $3.7 million and $10.5 million in revenue and $22.0 million and $33.7 million in operating expenses from transactions with other Time Warner subsidiaries for the years ended December 31, 2009 and 2008, respectively.

Prior to AOL’s separation from Time Warner, AOL was a party to a Memorandum of Understanding with Telepictures Productions Inc., an indirect wholly-owned subsidiary of Time Warner, governing the operations of TMZ.com. Under the Memorandum of Understanding, AOL’s contribution to TMZ included the provision of certain technology and the design, development and maintenance of TMZ’s website. Subject to certain performance adjustments and the reimbursement of expenses, revenues were split evenly between the parties. Under this arrangement, Telepictures received payments from AOL of $8.7 million and $12.7 million in the years ended December 31, 2009 and 2008, respectively.

As part of AOL’s separation from Time Warner, the TMZ Memorandum of Understanding between AOL and Telepictures was amended such that Telepictures assumed responsibility for all of TMZ’s ongoing operations. Under the terms of the amended Memorandum of Understanding, AOL provides online distribution to TMZ for a fee. In addition, AOL provides hosting services to TMZ under the Master Services Agreement for ATDN and Hosting Services between Time Warner and AOL. This amended Memorandum of Understanding terminated on December 9, 2010. The financial results related to TMZ are not material to AOL’s business.

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

There are no managers who are held accountable by AOL’s chief operating decision maker, or anyone else, for an operating measure of profit or loss for any operating unit below the consolidated unit level. Accordingly, management has determined that the Company has one segment.

NOTE 15—SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(recast)	(recast)	(recast)
2010
Revenues:
Advertising	$354.3	$304.7	$293.5	$331.6
Subscription	282.7	260.2	244.8	235.9
Other	27.3	27.3	25.9	28.5

Total revenues	664.3	592.2	564.2	596.0
Costs of revenues	364.7	335.0	342.8	378.1
Operating income (loss) (a)	80.7	(1,331.8)	201.1	67.4

Net income (loss) attributable to AOL Inc.	$34.7	$(1,055.0)	$171.6	$66.2

Basic net income (loss) per common share	$0.33	$(9.89)	$1.61	$0.62
Diluted net income (loss) per common share	$0.32	$(9.89)	$1.60	$0.61

	March 31,	June 30,	September 30,	December 31,
	(recast)	(recast)	(recast)	(recast)
2009
Revenues:
Advertising	$439.8	$416.6	$411.7	$468.6
Subscription	393.5	355.7	332.2	307.4
Other	30.7	28.9	30.0	30.7

Total revenues	864.0	801.2	773.9	806.7
Costs of revenues	484.2	463.2	451.4	494.4
Operating income (b)	141.9	159.7	128.6	32.4
Net income	82.5	90.7	73.9	1.4
Less: Net loss attributable to noncontrolling interests	0.2	—	0.1	—

Net income attributable to AOL Inc.	$82.7	$90.7	$74.0	$1.4

Basic net income per common share	$0.78	$0.86	$0.70	$0.01
Diluted net income per common share	$0.78	$0.86	$0.70	$0.01

(a)	Operating income (loss) for the quarter ended June 30, 2010 includes a $1,414.4 million non-cash impairment charge to reduce the carrying value of goodwill. Operating income includes the effects of restructuring charges related primarily to voluntary and involuntary employee terminations and facility closures of $23.4 million and $11.1 million for the quarters ended March 31, 2010 and June 30, 2010, respectively. Operating income (loss) includes $4.9 million, $4.7 million, $120.2 million and ($13.6) million for the quarters ended March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010, respectively, related to ICQ, as the Company has recast the results of operations of ICQ as continuing operations.
(b)

Operating income includes the effects of restructuring charges related primarily to voluntary and involuntary employee terminations and facility closures of $58.3 million, $14.4 million, $10.2 million and

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

$106.3 million for the quarters ended March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009, respectively. Operating income includes $4.8 million, $6.0 million, $6.6 million and $7.2 million for the quarters ended March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009, respectively, related to ICQ, as the Company has recast the results of operations of ICQ as continuing operations. Operating income for the quarter ended December 31, 2009 was not impacted by the recast as ICQ was never presented as a part of discontinued operations for that period. Operating income for the quarter ended December 31, 2009 reflects the recast of buy.at as discontinued operations.

AOL Inc.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2008, 2009 and 2010

(In millions)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
2008	$30.7	$30.2	$(21.1)	$39.8
2009	$39.8	$20.7	$(28.9)	$31.6
2010	$31.6	$6.2	$(21.7)	$16.1

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information we are required to disclose in our financial reports is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to senior management, as appropriate, to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010, at a reasonable assurance level.

Changes to Internal Control Over Financial Reporting

We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended December 31, 2010 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

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

Internal control over financial reporting includes control self-assessments, which are audited by the internal audit function. Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives. It is a process that involves human diligence and compliance and is therefore subject to lapses in judgment and breakdowns resulting from human error. It also can be circumvented by collusion or improper override. Because of its limitations, there is a risk that internal control over financial reporting may not prevent or detect on a timely basis errors or fraud that could cause a material misstatement of the financial statements. Additionally, changes in conditions may impact the effectiveness of controls subsequent to the date of the evaluation of the effectiveness of internal control over financial reporting.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010, using the criteria established in Internal Control—Integrated Framework issued by COSO. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2010, as stated in their report included in Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of AOL Inc.

We have audited AOL Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AOL Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, AOL Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheets of AOL Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2010 of AOL Inc. and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 25, 2011

ITEM 9B.	OTHER INFORMATION

None.

AOL Inc.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In addition to the information set forth under the caption “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K, the information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2011 Annual Meeting of Stockholders.

We have adopted a Code of Ethics for Our Senior Executive and Senior Financial Officers. A copy of the Code is publicly available on our website at http://corp.aol.com/corporate-policy. Amendments to the Code or any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will also be disclosed on our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated by reference to our Proxy Statement to be filed in connection with the 2011 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is hereby incorporated by reference to our Proxy Statement to be filed in connection with the 2011 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is hereby incorporated by reference to our Proxy Statement to be filed in connection with the 2011 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item is hereby incorporated by reference to our Proxy Statement to be filed in connection with the 2011 Annual Meeting of Stockholders.

AOL Inc.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

AOL INC.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2011.

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

Signature	Title	Date

/s/ TIMOTHY M. ARMSTRONG	Chairman and Chief Executive Officer (Principal Executive Officer)	February 25, 2011
Timothy M. Armstrong

/s/ ARTHUR MINSON	Executive Vice President and Chief Financial and Administrative Officer (Principal Financial Officer)	February 25, 2011
Arthur Minson

/s/ DOUGLAS E. HORNE	Deputy CFO, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2011
Douglas E. Horne

/s/ RICHARD L. DALZELL	Director	February 25, 2011
Richard L. Dalzell

/s/ KAREN E. DYKSTRA	Director	February 25, 2011
Karen E. Dykstra

/s/ ALBERTO IBARGÜEN	Director	February 25, 2011
Alberto Ibargüen

/s/ SUSAN M. LYNE	Director	February 25, 2011
Susan M. Lyne

AOL INC.

SIGNATURES

Signature	Title	Date

/s/ PATRICIA E. MITCHELL	Director	February 25, 2011
Patricia E. Mitchell

/s/ MICHAEL K. POWELL	Director	February 25, 2011
Michael K. Powell

/s/ FREDRIC G. REYNOLDS	Director	February 25, 2011
Fredric G. Reynolds

/s/ JAMES R. STENGEL	Director	February 25, 2011
James R. Stengel

AOL INC.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Separation and Distribution Agreement between AOL Inc. and Time Warner Inc., dated November 16, 2009 (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Amendment No. 5 to Form 10 dated November 16, 2009).

2.2	Securities Purchase Agreement between AOL Inc. and Digital Sky Technologies Limited dated April 28, 2010 (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 10-Q dated August 4, 2010).

2.3	Purchase and Sale Agreement between AOL Inc. and RT Pacific Blvd, LLC (the “Pacific Blvd Agreement”) dated October 29, 2010.***

3.1	Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on December 9, 2009 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated December 11, 2009).

3.2	Amended and Restated By-laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated December 11, 2009).

4.1	Specimen Common Stock Certificate of Registration (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated December 11, 2009).

10.1	Credit Support Agreement between AOL Inc. and Time Warner Inc. dated December 9, 2009 (incorporated herein by reference to Exhibit 10.97 to the Registrant’s Form 10-K dated March 2, 2010).

10.2	Transition Services Agreement between AOL Inc. and Time Warner Inc., dated November 16, 2009 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Amendment No. 5 to Form 10 dated November 16, 2009).

10.3	Second Tax Matters Agreement between AOL Inc. and Time Warner Inc., dated November 16, 2009 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Amendment No. 5 to Form 10 dated November 16, 2009).

10.4	Employee Matters Agreement by and among AOL Inc., AOL LLC and Time Warner Inc., dated November 16, 2009 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Amendment No. 5 to Form 10 dated November 16, 2009).

10.5	Employee Matters Assignment and Assumption Agreement by and among AOL Inc., AOL LLC and Time Warner Inc., dated December 3, 2009 (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form 10-K dated March 2, 2010).

10.6	Master Services Agreement for ATDN and Hosting Services between AOL Inc. and Time Warner Inc., dated November 16, 2009 and effective December 1, 2009 (incorporated herein by reference to Exhibit 10.73 to the Registrant’s Amendment No. 5 to Form 10 dated November 16, 2009).

10.7	First Amendment to Master Services Agreement for ATDN and Hosting Services between AOL Inc. and Time Warner Inc., dated January 8, 2010 and effective January 1, 2010 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q dated April 28, 2010).

10.8	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated December 22, 2009).**

10.9	Form of Non-Qualified Stock Option Agreement (Version 2), effective December 9, 2010.**

10.10	Form of Restricted Stock Units Agreement (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated December 22, 2009).**

AOL INC.

EXHIBIT INDEX

Exhibit Number	Description

10.11	Form of Restricted Stock Units Agreement (Version 2), effective December 9, 2010.**

10.12	Amended and Restated AOL Inc. 2010 Stock Incentive Plan (incorporated herein by reference to Annex A of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 16, 2010 (File No. 001-34419)).**

10.13	Amended and Restated Annual Incentive Plan for Executive Officers (incorporated herein by reference to Annex B of the (Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 16, 2010 (File No. 001-34419)).**

10.14	Form of AOL Inc. Annual Bonus Plan (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Form 10-Q dated August 4, 2010).**

10.15	Form of Non-Qualified Stock Option Agreement between AOL Inc. and Timothy Armstrong, dated December 9, 2009 (incorporated herein by reference to Exhibit 10.36 to the Registrant’s Form 10-K dated March 2, 2010).**

10.16	Form of Non-Qualified Stock Option Agreement between AOL Inc. and Timothy Armstrong, dated December 31, 2009 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 22, 2009).**

10.17	Form of Non-Qualified Stock Option Agreement between AOL Inc. and Timothy Armstrong, dated January 4, 2010 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 22, 2009).**

10.18	Form of Restricted Stock Units Agreement between AOL Inc. and Timothy Armstrong, dated January 4, 2010 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated December 22, 2009).**

10.19	Employment Agreement among AOL LLC, Time Warner Inc. and Timothy Armstrong, dated March 12, 2009 and effective as of April 7, 2009 (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to Form 10 dated September 16, 2009).**

10.20	First Amendment to the Employment Agreement between AOL Inc. and Timothy M. Armstrong, dated December 15, 2009 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 22, 2009).**

10.21	Employment Agreement between AOL LLC and Arthur Minson, dated August 24, 2009 and effective as of September 8, 2009 (incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to Form 10 dated September 16, 2009).**

10.22	Executive Employment Agreement between AOL Inc. and Alexander Gounares, dated May 10, 2010.**

10.23	Executive Employment Agreement between AOL Inc. and Julie Jacobs, dated June 11, 2010.**

10.24	2009 Retention Program Letter Agreement between AOL LLC and Julie Jacobs, dated April 1, 2009.**

10.25	RSU Make-Good Program Memo from AOL Inc. to Julie Jacobs, dated March 30, 2010.**

10.26	Separation Agreement and Release of Claims between AOL Inc. and Ira Parker, dated June 10, 2010 and effective July 15, 2010 (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Form 10-Q dated August 4, 2010).**

AOL INC.

EXHIBIT INDEX

Exhibit Number	Description

10.27	Separation Agreement and Release of Claims between AOL Inc. and Ted Cahall, dated April 8, 2010 and effective May 1, 2010 (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Form 10-Q dated August 4, 2010).**

10.28	Separation Agreement and Release of Claims between AOL Inc. and Tricia Primrose Wallace, dated October 27, 2010 and revised December 21, 2010.**

10.29	Amended and Restated Agreement for Delivery of Service between AOL LLC and Level 3 Communications, LLC, dated April 18, 2000 (the “Level 3 ADS”) (incorporated herein by reference to Exhibit 10.53 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.30	Amendment No. 1 to the Level 3 ADS, dated March 29, 2002 (incorporated herein by reference to Exhibit 10.54 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.31	Amendment No. 2 to the Level 3 ADS, dated December 17, 2004 (incorporated herein by reference to Exhibit 10.55 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.32	Third Amendment to the Level 3 ADS, dated February 25, 2008 (incorporated herein by reference to Exhibit 10.56 to the Registrant’s Amendment No. 1 to Form 10 dated September 16, 2009).

10.33	Letter Agreement related to the Level 3 ADS, dated October 13, 2005 (incorporated herein by reference to Exhibit 10.57 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.34	Letter Agreement related to the Level 3 ADS, dated May 31, 2006 (incorporated herein by reference to Exhibit 10.58 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.35	Letter Agreement related to the Level 3 ADS, dated September 13, 2006 (incorporated herein by reference to Exhibit 10.59 to the Registrant’s Amendment No. 1 to Form 10 dated September 16, 2009).

10.36	Letter Agreement related to the Level 3 ADS, dated June 29, 2007 (incorporated herein by reference to Exhibit 10.60 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.37	Letter Agreement related to the Level 3 ADS, dated March 7, 2008 (incorporated herein by reference to Exhibit 10.61 to the Registrant’s Amendment No. 4 to Form 10 dated November 12, 2009).*

10.38	Letter Agreement related to the Level 3 ADS, dated July 1, 2008 (incorporated herein by reference to Exhibit 10.62 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.39	Letter Agreement related to the Level 3 ADS, dated December 15, 2008 (incorporated herein by reference to Exhibit 10.63 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.40	Letter Agreement related to the Level 3 ADS, dated September 1, 2009 (incorporated herein by reference to Exhibit 10.64 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.41	Letter Agreement related to the Level 3 ADS, dated September 29, 2009 (incorporated herein by reference to Exhibit 10.67 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.42	Amended and Restated Interactive Marketing Agreement between AOL LLC and Google Inc., dated October 1, 2003 (the “IMA”) (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

AOL INC.

EXHIBIT INDEX

Exhibit Number	Description

10.43	First Amendment to the IMA, dated December 15, 2003 (incorporated herein by reference to Exhibit 10.23 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.44	Second Amendment to the IMA, dated March 30, 2004 (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.45	Addendum One to the Second Amendment to the IMA, dated October 5, 2004 (incorporated herein by reference to Exhibit 10.25 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.46	Third Amendment to the IMA, dated April 7, 2004 (incorporated herein by reference to Exhibit 10.26 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.47	Fourth Amendment to the IMA, dated June 1, 2004 (incorporated herein by reference to Exhibit 10.27 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.48	Fifth Amendment to the IMA, dated June 14, 2004 (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.49	Sixth Amendment to the IMA, dated December 17, 2004 (incorporated herein by reference to Exhibit 10.29 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.50	Seventh Amendment to the IMA, dated March 28, 2005 (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.51	Eighth Amendment to the IMA, dated April 28, 2005 (incorporated herein by reference to Exhibit 10.31 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.52	Ninth Amendment to the IMA, dated December 15, 2005 (incorporated herein by reference to Exhibit 10.32 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.53	Tenth Amendment to the IMA, dated March 24, 2006 (incorporated herein by reference to Exhibit 10.33 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.54	Eleventh Amendment to the IMA, dated September 28, 2006 (incorporated herein by reference to Exhibit 10.34 to the Registrant’s Amendment No. 1 to Form 10 dated September 16, 2009).

10.55	Twelfth Amendment to the IMA, dated December 15, 2006 (incorporated herein by reference to Exhibit 10.35 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.56	Thirteenth Amendment to the IMA, dated January 12, 2007 (incorporated herein by reference to Exhibit 10.36 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.57	Fourteenth Amendment to the IMA, dated February 16, 2007 (incorporated herein by reference to Exhibit 10.37 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.58	Fifteenth Amendment to the IMA, dated March 2, 2007 (incorporated herein by reference to Exhibit 10.38 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.59	Sixteenth Amendment to the IMA, dated September 24, 2007 (incorporated herein by reference to Exhibit 10.39 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.60	Seventeenth Amendment to the IMA, dated February 29, 2008 (incorporated herein by reference to Exhibit 10.40 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.61	Eighteenth Amendment to the IMA, dated March 31, 2008 (incorporated herein by reference to Exhibit 10.41 to the Registrant’s Amendment No. 1 to Form 10 dated September 16, 2009).

AOL INC.

EXHIBIT INDEX

Exhibit Number	Description

10.62	Nineteenth Amendment to the IMA, dated April 30, 2008 (incorporated herein by reference to Exhibit 10.42 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.63	Twentieth Amendment to the IMA, dated October 1, 2008 (incorporated herein by reference to Exhibit 10.43 to the Registrant’s Amendment No. 1 to Form 10 dated September 16, 2009).

10.64	Twenty-First Amendment to the IMA, dated November 1, 2008 (incorporated herein by reference to Exhibit 10.44 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.65	Twenty-Second Amendment to the IMA, dated March 13, 2009 (incorporated herein by reference to Exhibit 10.45 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.66	Twenty-Third Amendment to the IMA, dated December 4 2009 (incorporated herein by reference to Exhibit 10.70 to the Registrant’s Form 10-K dated March 2, 2010).*

10.67	Consent Letter related to the IMA, dated August 19, 2008 (incorporated herein by reference to Exhibit 10.46 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.68	Twenty-Fourth Amendment to IMA, dated January 29, 2010 and effective February 1, 2010 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form 10-Q dated April 28, 2010).*

10.69	Twenty-Fifth Amendment to IMA, dated February 26, 2010 and effective March 1, 2010 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Form 10-Q dated April 28, 2010).*

10.70	Twenty-Sixth Amendment to IMA, dated March 31, 2010 and effective April 1, 2010 (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 10-Q dated April 28, 2010).*

10.71	Twenty-Seventh Amendment to IMA, dated April 29, 2010 and effective May 1, 2010 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q dated August 4, 2010).*

10.72	Twenty-Eighth Amendment to IMA, dated June 1, 2010 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q dated August 4, 2010).*

10.73	Twenty-Ninth Amendment to IMA, dated July 30, 2010 and effective July 1, 2010 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q dated November 3, 2010).*

10.74	Thirtieth Amendment to IMA, dated September 1, 2010.*

10.75	Thirty-First Amendment to IMA, dated December 22, 2010 and effective December 15, 2010.*

10.76	Network Services Agreement between AOL LLC and MCI Communications Services, Inc., a subsidiary of Verizon Communications Inc., dated January 1, 2004 (the “Verizon NSA”) (incorporated herein by reference to Exhibit 10.47 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.77	Amendment No. 1 to the Verizon NSA, dated June 9, 2004 (incorporated herein by reference to Exhibit 10.48 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.78	Amendment No. 2 to the Verizon NSA, dated February 1, 2005 (incorporated herein by reference to Exhibit 10.49 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.79	Amendment No. 3 to the Verizon NSA, dated July 1, 2006 (incorporated herein by reference to Exhibit 10.50 to the Registrant’s Amendment No. 4 to Form 10 dated November 12, 2009).*

AOL INC.

EXHIBIT INDEX

Exhibit Number	Description

10.80	Amendment No. 4 to the Verizon NSA, dated April 10, 2007 (incorporated herein by reference to Exhibit 10.51 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.81	Amendment No. 5 to the Verizon NSA, dated January 1, 2008 (incorporated herein by reference to Exhibit 10.52 to the Registrant’s Amendment No. 4 to Form 10 dated November 12, 2009).*

10.82	Amendment No. 6 to the Verizon NSA, dated November 1, 2009 (incorporated herein by reference to Exhibit 10.95 to the Registrant’s Amendment No. 4 to Form 10 dated November 12, 2009).*

10.83	Agreement and Plan of Merger by and among AOL LLC, Pumpkin Merger Corporation, Patch Media Corporation and Jon Brod, dated May 30, 2009 (the “Patch Merger Agreement”) (incorporated herein by reference to Exhibit 10.68 to the Registrant’s Amendment No. 2 to Form 10 dated October 26, 2009).

10.84	Side Letter Agreement related to the Patch Merger Agreement, dated June 10, 2009 (incorporated herein by reference to Exhibit 10.69 to the Registrant’s Amendment No. 2 to Form 10 dated October 26, 2009).

10.85	Side Letter Agreement related to the Patch Merger Agreement, dated August 11, 2009 (incorporated herein by reference to Exhibit 10.70 to the Registrant’s Amendment No. 2 to Form 10 dated October 26, 2009).

10.86	Letter Agreement between AOL Inc., Polar Capital Group, LLC and Polar News Company, LLC, dated July 16, 2010 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q dated November 3, 2010).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.†

*	Portions of this agreement have been omitted pursuant to a request for confidential treatment.
**	Management contract or compensatory plan or arrangement.
***	The exhibits to the Pacific Blvd Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request.
†	This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.