Form 10-Q
period 2011-03-31
AOL Inc.
filed 2011-05-04
CIK 1468516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 29, 2011, the number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding was 106,928,933.

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

Various factors could adversely affect our operations, business or financial results in the future and cause our actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 (“Annual Report”). In addition, we operate a web services company in a highly competitive, rapidly changing and consumer- and technology-driven industry. This industry is affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. Our actual results could differ materially from management’s expectations because of changes in such factors.

Further, lower than expected market valuations associated with our cash flows and revenues may result in our inability to realize the value of recorded intangibles and goodwill. In addition, achieving our business and financial objectives, including growth in operations and maintenance of a strong balance sheet and liquidity position, could be adversely affected by the factors discussed or referenced in “Item 1A—Risk Factors” in our Annual Report as well as, among other things:

•	changes in our plans, strategies and intentions;

•	the impact of significant acquisitions, dispositions and other similar transactions;

•	our ability to attract and retain key employees;

•	the success of any cost reductions, restructuring actions or similar efforts, including with respect to any associated savings, charges or other amounts;

•	market adoption of new products and services;

•	the failure to meet earnings expectations;

•	asset impairments;

•	decreased liquidity in the capital markets;

•	our ability to access the capital markets for debt securities or bank financings; and

•	the impact of “cyber warfare” or terrorist acts and hostilities.

References in this Quarterly Report to “we,” “us,” the “Company,” and “AOL” refer to AOL Inc., a Delaware corporation.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition together with our consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report as well as the discussion in the “Item 1—Business” section of our Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in “Item 1A—Risk Factors” in our Annual Report and “Cautionary Statement Concerning Forward-Looking Statements” herein.

Introduction

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on our business, recent developments, results of operations, liquidity and capital resources and critical accounting policies. MD&A is organized as follows:

•

Overview. This section provides a general description of our business and outlook for 2011, as well as recent developments we believe are important in understanding our results of operations and financial condition or in understanding anticipated future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three months ended March 31, 2011 and 2010.

•

Liquidity and capital resources. This section provides a discussion of our current financial condition and an analysis of our cash flows for the three months ended March 31, 2011 and 2010. This section also provides an update to the discussion in our Annual Report of our customer credit risk and includes a discussion of the amount of financial capacity available to fund our future commitments and ongoing operating activities.

•

Critical accounting policies. This section identifies those accounting policies that are considered important to our results of operations and financial condition and require significant judgment and estimates on the part of management.

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

AOL Properties include our owned and operated content, products and services in the Content, Local, Paid Services and Consumer Applications strategy areas, in addition to our AOL Ventures offerings. AOL Properties also include co-branded websites owned by third parties for which certain criteria have been met, including that

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

the Internet traffic has been assigned to us. We generate advertising revenues from AOL Properties through the sale of display advertising and search and contextual advertising. Display advertising revenue is generated by the display of graphical advertisements and other performance-based advertising. Search and contextual advertising revenue is generated when a consumer clicks on a text-based advertisement on AOL Properties. These text-based advertisements are either generated from a consumer-initiated search query or generated based on the content of the webpage the consumer is viewing.

We also generate advertising revenues through the sale of advertising on third party websites, which we collectively refer to as the “Third Party Network.” Our advertising offerings on the Third Party Network consist primarily of the sale of display advertising and also include search and contextual advertising. In order to generate advertising revenues on the Third Party Network, we have historically had to incur higher traffic acquisition costs (“TAC”) as compared to advertising on AOL Properties. We currently market our offerings to publishers under the brand “Advertising.com”.

During the second quarter of 2011, we expect that our search and contextual revenues will continue to decline as compared to the same period in 2010, driven by the decline in our domestic AOL-brand access subscribers and lower traffic on AOL Properties.

Visibility into advertising revenue is limited due to the fact that many advertising agreements are executed during the quarter that the advertising is displayed. Growth of our advertising revenues depends on our ability to attract consumers and increase engagement on AOL Properties by offering compelling content, products and services, as well as on our ability to monetize such engagement by offering effective advertising solutions. In order to attract consumers and generate increased engagement, we have developed and acquired, and in the future intend to continue to develop and acquire, content, products and services designed to meet these goals. These actions include the development and acquisition of a number of platforms that are designed to facilitate the production, aggregation, distribution and consumption of national and local content. Additionally, though our acquisition of TheHuffingtonPost.com, Inc. (“The Huffington Post”) on March 4, 2011 and the creation of the AOL Huffington Post Media Group (“HPMG”), we plan to accelerate our strategy to deliver a scaled and differentiated array of premium news, analysis, commentary and entertainment.

Our access service subscriber base has declined and is expected to continue to decline as a result of several factors, including the increased availability of high-speed broadband Internet connections, the fact that a significant amount of online content, products and services has been optimized for use with broadband Internet connections and the effects of our strategic shift to a Company focused on generating advertising revenues, which resulted in us essentially eliminating our marketing efforts for our subscription access service and the free availability of the vast majority of our content, products and services. As our access subscriber base declines, we need to maintain the engagement of former subscribers and increase the number and engagement of other consumers on AOL Properties. In addition to developing and offering engaging content, products and services, we seek to retain our access subscribers by offering them certain products and services that are available to Internet consumers generally for no additional charge or at a discounted rate. Further, we have transitioned and will continue to seek to transition a substantial percentage of those access subscribers who are terminating their paid access subscriptions to free AOL Properties offerings.

Historically, our primary subscription service has been our subscription access service. Moving forward, we seek to market new products and services that are either co-branded, third party or AOL-developed products. To facilitate this goal, in the first quarter of 2011 we launched the next phase of a single consumer-facing platform that allows us to manage and distribute these additional products to Internet consumers. We offer these products to our current and former access subscribers as well as other Internet consumers.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Our subscription revenues have relatively low direct costs, and accordingly, our subscription access service has a significant positive impact on our operating income (loss). Although our subscription revenues have declined and are expected to continue to decline, we believe that our subscription access service will continue to provide us with an important source of revenue and cash flow for the foreseeable future. The revenue and cash flow generated from our subscription access service will help us pursue our strategic initiatives and continue the transition of our business toward attracting and engaging Internet consumers and generating advertising revenues. We expect our total revenues and operating income as compared to the same prior year period to decline in the near term, primarily due to declines in subscription revenue and search and contextual revenue as a result of the continuing decline in our subscriber base.

Key indicators to understanding our operating results include:

•	Growth of advertising revenues, particularly display revenues on AOL Properties;

•	Unique visitors to AOL Properties;

•	Monthly average churn and average paid tenure of our AOL-brand access subscribers;

•	Our investment in growth areas, such as the local online market; and

•	Our ability to manage our operating cost structure.

Trends, Challenges and Uncertainties Impacting Our Business

The web services industry is highly competitive and rapidly changing. Trends, challenges and uncertainties that may have a significant impact on our business, our opportunities and our ability to execute our strategy include the following:

•

Advertising, commerce and information continue to migrate to the Internet and away from traditional media outlets at both the national and local levels. Additionally, traditional media outlets are facing significant economic challenges. We believe these continuing trends will create strategic growth opportunities for us to attract new consumers and develop new and effective advertising solutions. In this regard, we have acquired The Huffington Post which we expect to accelerate our strategy to deliver a scaled and differentiated array of premium news, analysis, commentary and entertainment and we have made additional investments in Patch Media Corporation (“Patch”). As a result of our additional investments in Patch, we had 804 active towns as of April 29, 2011.

•

As the behavior of Internet consumers continues to change, a migration on the Internet towards social networking could adversely affect usage of AOL products and services. This trend may have an adverse effect on our ability to rely on traditional sources of traffic and revenues. We seek to mitigate these potential competitive pressures by leveraging social networks to deliver content. Additionally, competition among companies offering content and advertising products, such as demand-side platforms, is intense. Competitors are providing more free products and services such as data storage, that may require substantial expenditures by us in order to offer comparable products and services. As a result of the increased competition, Third Party Network advertising revenues may continue to decline.

•

During the third quarter of 2010, we introduced a new advertising format that seeks to enhance the consumer experience by improving the aesthetic quality, impact and interactivity of online advertising,

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

while also providing solutions for advertisers looking for innovative ways to showcase their products and services to consumers. In a departure from traditional display advertising, the new advertising format offers an ad space segmented into interactive panels, allowing advertisers to customize different streams of functionality within one interface, which will increase consumer engagement with online advertising. This new advertising format is now available on the majority of our owned and operated properties.

•

As the amount of content that is available online continues to expand, consumers are increasingly fragmenting across the Internet. To address this fragmentation, we own and we partner with third parties to offer a variety of niche sites that we expect to continue to drive consumer engagement, focusing on target audiences such as women, local and influencers. We believe that our acquisition of The Huffington Post will solidify our strategy of creating a global content network while providing our consumers with an array of news, analysis, commentary and entertainment. The Third Party Network, which reaches thousands of websites, will allow us to continue to provide advertising solutions across a fragmenting Internet environment. Furthermore, we are continuing to expand our distribution of our content, products and services on multiple platforms and digital devices, including on portable wireless devices such as smartphones and tablets (e.g., iPhone, iPad, Android-based devices and Blackberry).

•

The method of Internet access continues to shift away from dial-up access. This trend, along with the free availability of the vast majority of our content, products and services, has contributed to, and we expect it will continue to contribute to, the decline in the number of our access subscribers. As a result of these factors, we expect subscription revenues to continue to decline in the future.

•

We are actively supplementing our business strategy through targeted acquisitions. We made a number of acquisitions in 2010 and have continued to be acquisitive in the first quarter of 2011 with our acquisition of The Huffington Post, with the objective of broadening and improving upon content provided to users. In addition, our acquisition of goviral A/S (“goviral”) offers a significant growth opportunity in the U.S. and Europe in branded online video advertising to assist us in improving our advertising products and networks. We expect the integration of key talent and products resulting from these acquisitions to help us achieve our objective of increasing traffic by enhancing the user experience.

•

Part of our strategy with respect to targeted acquisitions is to ensure that the key employees are incentivized to remain with AOL following the acquisition. In connection with our 2010 and 2011 acquisitions, we entered into certain incentive cash compensation arrangements with key employees of the acquired companies. We record amounts associated with these arrangements as compensation expense over the future service period of the employees of the acquired companies. For the three months ended March 31, 2011, we recorded compensation expense of $8.4 million related to incentive cash compensation arrangements made in connection with our 2010 and 2011 acquisitions. Based on our current estimated forfeiture rates, we expect to record compensation expense associated with the incentive arrangements with key employees of these acquisitions of $29.3 million, $16.8 million and $3.2 million in the remainder of 2011, in 2012 and in 2013, respectively. We expect the future cash outlay related to these incentive arrangements to be $11.4 million, $29.5 million and $21.8 million in the remainder of 2011, in 2012 and in 2013, respectively. These amounts are subject to change based on actual forfeitures and the impact of retention arrangements in connection with any new acquisitions completed in the future.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Recent Developments

Acquisitions

On January 31, 2011, we completed the acquisition of goviral, a provider of an online branded video syndication platform used by advertisers to distribute their branded videos to be viewed online, for a purchase price of $69.1 million, net of cash acquired. In addition, we agreed to pay up to $22.6 million in aggregate to certain employees of goviral over the expected future service period of two years contingent on their future service to AOL. The payments of up to $22.6 million are being recognized as compensation expense over the expected service period of two years from the acquisition date. See “Note 4” in our accompanying consolidated financial statements for additional information on this acquisition.

On March 4, 2011, we acquired The Huffington Post for a purchase price of $295.9 million, net of cash acquired. The Huffington Post is an innovative, Internet source of online news, analysis, commentary and entertainment. This acquisition is expected to enhance our ability to serve our audiences across several platforms, including social, local, video, mobile and tablet. In addition to the purchase price of $295.9 million disclosed above, we incurred $8.7 million of restructuring charges associated with payments made for stock options that vested on or shortly after the closing date as a result of the termination of certain The Huffington Post employees. As part of the acquisition, unvested The Huffington Post options held by The Huffington Post employees were converted into unvested AOL options. Of the fair value of The Huffington Post options that were converted, $3.9 million was included in the purchase price, $8.1 million is being recognized as equity-based compensation expense over the remaining award vesting periods, which for most employees is 24 months from the acquisition date, and the remaining $0.4 million was recorded as a restructuring charge. See “Note 4” in our accompanying consolidated financial statements for additional information on this acquisition.

Restructuring Actions

For the three months ended March 31, 2011, we incurred $27.8 million in restructuring costs (which includes the $8.7 million related to The Huffington Post discussed above) related to organizational changes made in an effort to improve our ability to execute our strategy. These restructuring costs included costs incurred as a result of our acquisition of The Huffington Post and costs incurred as a result of the reassessment of our operations in India. The majority of the costs incurred related to involuntary employee terminations. We do not expect the remaining restructuring costs related to this action to be significant. As we continue to refine and optimize our assets and operations, we may identify additional restructuring actions separate and apart from this restructuring action. If additional restructuring actions are identified, we would incur additional restructuring costs.

ICQ

During the first quarter of 2011, we reached final agreement with Mail.ru Group Limited (“Mail.ru”) and the Committee on Foreign Investment in the United States (“CFIUS”) regarding our ongoing transition obligations in connection with our disposition of our ICQ operations (“ICQ”). As part of this agreement, we agreed to provide certain network infrastructure and other operational services to the buyer at a level and for a period in excess of our contractual obligations under the original transaction agreements as well as other modifications to the parties’ respective obligations under the transaction agreements. As a result, we reassessed the estimated liability incurred in connection with the ongoing obligations, and recorded a nominal reduction to the gain on the sale in the first quarter of 2011. In addition, we recorded $1.6 million as a reduction to the gain on sale during the three months ended March 31, 2011 related to professional fees incurred as a result of the negotiations with Mail.ru and CFIUS. We do not expect that our ongoing transition obligations will have a significant impact on our results of operations.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Key Metrics

Audience Metrics

We utilize unique visitor numbers to evaluate the performance of AOL Properties. Following the acquisition of The Huffington Post on March 4, 2011, AOL aligned all of its content under the newly formed HPMG, which is a subset of AOL Properties and excludes Mail, Instant Messaging and Ventures. As a result of this realignment and to reflect how management views the business, we are disclosing domestic average monthly unique visitors to HPMG for all periods presented and will no longer disclose domestic average monthly unique visitors to AOL Media. The primary differences between HPMG and AOL Media are that HPMG includes The Huffington Post, AOL Search and Local.

In addition, we utilize unique visitor numbers to evaluate the reach of our total advertising network, which includes both AOL Properties and the Third Party Network. Unique visitor numbers provide an indication of our consumer reach. Although our consumer reach does not correlate directly to advertising revenue, we believe that our ability to broadly reach diverse demographic and geographic audiences is attractive to brand advertisers seeking to promote their brands to a variety of consumers without having to partner with multiple content providers. AOL’s unique visitor numbers also include unique visitors attributable to co-branded websites owned by third parties for which certain criteria have been met, including that the Internet traffic has been assigned to us through a traffic assignment letter. For the three months ended March 31, 2011, approximately 6% of our unique visitors to AOL Properties were attributable to co-branded websites owned by third parties where the Internet traffic was assigned to us.

The source for our unique visitor information is a third party (comScore Media Metrix, or “Media Metrix”). While we are familiar with the general methodologies and processes that Media Metrix uses in estimating unique visitors, we have not performed independent testing or validation of Media Metrix’s data collection systems or proprietary statistical models, and therefore we can provide no assurance as to the accuracy of the information that Media Metrix provides.

The following table presents our unique visitor metrics for the periods presented (in millions):

	Three Months Ended March 31,
	2011	2010

Domestic average monthly unique visitors to AOL Properties	112	112

Domestic average monthly unique visitors to HPMG	100	103

Domestic average monthly unique visitors to AOL Advertising Network	179	186

Subscriber Access Metrics

The primary metrics we monitor for subscription access service are monthly average churn and average paid tenure. Monthly average churn represents on average the number of AOL-brand access subscribers that terminate or cancel our services each month, factoring in new and reactivated subscribers. The domestic AOL-brand access subscriber monthly average churn was 2.5% and 3.0% for the three months ended March 31, 2011 and 2010, respectively. Average paid tenure represents the average period of time subscribers have paid for domestic AOL-brand Internet access. The average paid tenure of the remaining domestic AOL-brand access subscribers has been increasing, and was approximately ten years and nine years for the three months ended March 31, 2011 and 2010, respectively.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations

The following table presents our revenues, by revenue type, for the periods presented (in millions):

	Three Months Ended March 31,
	2011	2010	% Change
Revenues:
Advertising	$313.7	$354.3	(11)%
Subscription	215.4	282.7	(24)%
Other	22.3	27.3	(18)%

Total revenues	$551.4	$664.3	(17)%

The following table presents our revenues, by revenue type, as a percentage of total revenues for the periods presented:

	Three Months Ended March 31,
	2011	2010
Revenues:
Advertising	57%	53%
Subscription	39	43
Other	4	4

Total revenues	100%	100%

Advertising Revenues

Advertising revenues are generated on AOL Properties through display advertising and search and contextual advertising, as described in “Overview – Our Business” herein. Agreements for advertising on AOL Properties typically take the form of impression-based contracts in which we provide impressions in exchange for a fixed fee (generally stated as cost-per-thousand impressions), time-based contracts in which we provide a minimum number of impressions over a specified time period for a fixed fee or performance-based contracts in which performance is measured in terms of either “click-throughs” when a user clicks on a company’s advertisement or other user actions such as product/customer registrations, survey participation, sales leads or product purchases. In addition, agreements with advertisers can include other advertising-related elements such as content sponsorships, exclusivities or advertising effectiveness research.

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

	Three Months Ended March 31,
	2011	2010	% Change
AOL Properties:
Display	$130.5	$125.6	4%
Search and Contextual	95.8	120.7	(21)%

Total AOL Properties	226.3	246.3	(8)%
Third Party Network	87.4	108.0	(19)%

Total advertising revenues	$313.7	$354.3	(11)%

Advertising revenues declined $40.6 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, reflecting a $41.8 million decline related to AOL-implemented initiatives partially offset by growth in our core product offerings and the impact of recent acquisitions.

AOL-implemented initiatives to wind down or shut down certain products and shut down or reduce operations internationally resulted in the decline of $41.8 million. The most significant impact from these initiatives drove declines in Third Party Network revenue of $25.9 million associated with European shutdowns and de-emphasis of the typically low margin search engine campaign management and lead generation affiliate products. In addition, we experienced declines in search and contextual revenue of $7.7 million, primarily due to declines of $6.2 million from our ICQ operations which we sold in the third quarter of 2010. International display revenues declined by $8.2 million related to our reduced operations in Germany and France, declines from Bebo, Inc. (“Bebo”) which we sold in the second quarter of 2010 and declines of $2.4 million from our ICQ operations.

Apart from the impacts of the AOL-implemented initiatives, advertising revenue reflects increases in display revenue and Third Party Network revenue, partially offset by further declines in search and contextual revenue. Search and contextual revenue for the three months ended March 31, 2011 declined $17.3 million as compared to the three months ended March 31, 2010. Of this decline, $12.3 million reflects the impact of fewer domestic search queries on AOL Properties, related primarily to a 22% year-over-year decrease in domestic AOL-brand access subscribers as well as lower traffic on AOL Properties. The search and contextual revenue declines also include international revenue declines of $7.1 million due to fewer queries primarily in the United Kingdom. Display revenue increased $13.1 million due to $7.0 million of domestic display growth primarily resulting from growth in our core product offerings particularly in the Telecom, Personal Finance and Auto categories. The increase in display revenue also includes an increase of approximately $5.2 million primarily related to the acquisitions of The Huffington Post and TechCrunch. The Third Party Network increase of $5.3 million related primarily to acquisitions of 5 Minutes Ltd. and goviral.

Revenues Associated with Google and Advertising Revenue Expectations

For all periods presented in this Quarterly Report, we have had a contractual relationship with Google Inc. (“Google”) whereby we generate revenues through paid text-based search and contextual advertising on AOL

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Properties provided by Google, which represent a significant percentage of the advertising revenues generated by AOL Properties. For the three months ended March 31, 2011 and 2010, the revenues associated with the Google relationship (substantially all of which were search and contextual revenues generated on AOL Properties) were $88.2 million and $116.4 million, respectively.

During the second quarter of 2011, we expect that our search and contextual revenues will continue to decline as compared to the same period in 2010, driven by the decline in our domestic AOL-brand access subscribers and lower traffic on AOL Properties.

Subscription Revenues

Subscription revenues declined 24% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The decline was due to an approximate 22% decrease in the number of domestic AOL-brand access subscribers between March 31, 2010 and March 31, 2011 (which is discussed further in “Overview – Our Business” herein). Also contributing to the decline in subscription revenues was a $0.35 decline in domestic average monthly revenue per AOL-brand access subscriber (“ARPU”).

The number of domestic AOL-brand access subscribers was 3.6 million and 4.7 million at March 31, 2011 and 2010, respectively. ARPU was $17.96 and $18.31 for the three months ended March 31, 2011 and 2010, respectively. We include in our subscriber numbers individuals, households and entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL access service. Individuals who have registered for our free offerings, including subscribers who have migrated from paid subscription plans, are not included in the AOL-brand access subscriber numbers presented above. Subscribers to our subscription access service contribute to our ability to generate advertising revenues.

As noted previously, our access service subscriber base has declined and is expected to continue to decline. While we expect that our subscription revenues will continue to decline for the foreseeable future, they will provide us with an important source of revenue.

Other Revenues

Other revenues consist primarily of fees associated with our mobile e-mail and instant messaging functionality from mobile carriers, licensing revenues from third-party customers of MapQuest’s business-to-business services and licensing revenues from licensing our proprietary ad serving technology to third parties through our subsidiary, ADTECH AG. In addition, other revenues include amounts associated with hosting certain Time Warner, Inc. (“Time Warner”) websites on our servers as part of the transition services provided in connection with our spin-off from Time Warner in 2009. Other revenues also include amounts earned in connection with transition support services for our disposed operations in connection with our spin-off from Time Warner in 2009.

Other revenues decreased 18% for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010 due primarily to a $4.2 million decrease in revenues from our mobile messaging services.

Geographical Concentration of Revenues

For the periods presented herein, a significant majority of our revenues have been generated in the United States. Substantially all of the non-United States revenues for these periods were generated by our European operations (primarily in the United Kingdom). We expect the significant majority of our revenues to continue to be generated in the United States for the foreseeable future. See “Note 1” in our accompanying consolidated financial statements for further discussion of our geographical concentrations.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Operating Costs and Expenses

The following table presents our operating costs and expenses for the periods presented (in millions):

	Three Months Ended March 31,
	2011	2010	% Change
Costs of revenues	$388.9	$364.7	7%
Selling, general and administrative	120.7	133.3	(9)%
Amortization of intangible assets	24.2	62.2	(61)%
Restructuring costs	27.8	23.4	19%
Loss on disposal of consolidated businesses, net	1.6	-	NM

NM = Not Meaningful

The following table represents our operating costs and expenses as a percentage of revenues for the periods presented:

	Three Months Ended March 31,
	2011	2010
Operating costs and expenses:
Costs of revenues	71%	55%
Selling, general and administrative	22	20
Amortization of intangible assets	4	9
Restructuring costs	5	4

Total operating costs and expenses	102%	88%

Costs of Revenues

The following categories of costs are generally included in costs of revenues: network-related costs, TAC, product development costs and other costs of revenues. The largest component of our costs of revenues is generally TAC, which consists of costs incurred through arrangements in which we acquire third-party online advertising inventory for resale and arrangements whereby partners distribute our free products or services or otherwise direct traffic to AOL Properties. TAC arrangements have a number of different economic structures, the most common of which are: payments based on a cost-per-thousand impressions or based on a percentage of the ultimate advertising revenues generated from the advertising inventory acquired for resale and payments for direct traffic delivered to AOL Properties priced on a per click basis (e.g., search engine marketing fees). These arrangements can be on a fixed-fee basis (which often carry reciprocal performance guarantees by the counterparty), on a variable basis or, in some cases, a combination of the two.

Costs of revenues increased $24.2 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The primary drivers of the increase in costs of revenues were increases in personnel costs partially offset by decreases in TAC. Personnel costs, including salaries and bonuses, increased by $37.5 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, due primarily to the impact of hiring of new employees in areas of strategic focus of $32.3 million and the impact of incentive compensation expense related to our recent acquisitions of $7.5 million. TAC decreased by $17.8 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, primarily due to lower variable revenue share payments to our publishing partners driven by declines in advertising revenues. This decline was partially offset by a $2.2 million increase

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

in TAC as a result of revenue related to our acquisition activity. Network-related costs declined by $6.6 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, due to declines in narrowband network and other network-related costs, partially due to terminated and renegotiated maintenance agreements and the decline in domestic AOL-brand access subscribers. Costs of revenues also included a decrease in non-network depreciation and amortization of $4.5 million due to a decline in depreciable assets. In addition to the major changes discussed above, other increases to costs of revenues included increased travel and administrative expenses of $6.3 million, increased content costs of $4.3 million and increased consulting costs of $3.8 million, a portion of which was related to Patch.

Selling, General and Administrative

Selling, general and administrative expenses decreased $12.6 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The decrease was due to declines in personnel costs of $9.0 million mainly related to reduced corporate headcount, declines in depreciation and amortization of $5.1 million, declines in bad debt expense of $4.0 million, a decline in consulting costs of $3.1 million and declines in facilities costs of $2.9 million related to headcount declines. The declines in bad debt expense were due to improved collections on aged balances and the impact of the decline in subscribers. These declines were partially offset by an increase in acquisition-related costs of $9.0 million and an increase in marketing costs of $2.2 million primarily associated with our branding efforts.

Amortization of Intangible Assets

Amortization of intangible assets results primarily from acquired intangible assets including acquired technology, customer relationships and trade names. Amortization of intangible assets declined $38.0 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, due to our reevaluation of the useful lives of certain intangible assets in the fourth quarter of 2009 in connection with our restructuring initiatives, which resulted in incremental amortization expense of $32.9 million for the three months ended March 31, 2010. These assets were fully amortized in 2010.

Restructuring Costs

We incurred restructuring costs of $27.8 million for the three months ended March 31, 2011, related to organizational changes made in an effort to improve our ability to execute our strategy. This amount includes costs incurred as a result of our acquisition of The Huffington Post and costs incurred as a result of the reassessment of our operations in India. The majority of the costs incurred related to involuntary employee terminations.

We incurred $23.4 million of restructuring expense for the three months ended March 31, 2010, related to voluntary and involuntary employee terminations, facility closures and contract termination costs. The restructuring activities in the first quarter of 2010 were completed in an effort to better align our organizational structure and costs with our strategy.

Loss on Disposal of Consolidated Businesses, Net

The loss on disposal of consolidated businesses, net for the three months ended March 31, 2011 of $1.6 million primarily reflects additional professional fees incurred in the first quarter of 2011 related to the regulatory review of the third quarter 2010 sale of our ICQ operations. See “Note 9” in our accompanying consolidated financial statements for additional information on this disposition.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Operating Income (Loss)

Operating loss was $11.8 million for the three months ended March 31, 2011, as compared to operating income of $80.7 million for the three months ended March 31, 2010. This decline was primarily due to the decline in revenues and the increase in costs of revenues, partially offset by decreases in selling, general and administrative costs and amortization of intangible assets.

Other Income Statement Amounts

The following table presents our other income statement amounts for the periods presented (in millions):

	Three Months Ended March 31,
	2011	2010	% Change
Other income (loss), net	$0.6	$(2.7)	NM
Income tax provision (benefit)	(15.9)	36.8	NM
Discontinued operations, net of tax	-	(6.5)	(100)%

Income Tax Provision (Benefit)

Our pre-tax loss from continuing operations of $11.2 million and related income tax benefit of $15.9 million resulted in an effective tax rate of 142.0% for the three months ended March 31, 2011, as compared to an effective tax rate of 47.2% for the three months ended March 31, 2010. The effective tax rate for the three months ended March 31, 2011 differed from the statutory tax rate of 35% and the effective tax rate for the three months ended March 31, 2010, primarily due to $7.1 million of income tax benefit associated with the anticipated worthless stock deduction related to the sale of a subsidiary in the first quarter of 2011 and favorable adjustments of $8.2 million related to escrow disbursements from prior acquisitions for which we have now concluded we will be able to recognize a tax benefit.

For the three months ended March 31, 2010, we recorded an income tax benefit on discontinued operations of $11.7 million which included a benefit of $11.6 million related to the loss incurred on the sale of buy.at.

Discontinued Operations, Net of Tax

The financial results for the three months ended March 31, 2010 include the impact of reflecting the results of operations, financial condition and cash flows of buy.at as discontinued operations. We completed the sale of buy.at on February 26, 2010 and accordingly, the three months ended March 31, 2010 included the gain on the sale as well as the results of buy.at for the period from January 1, 2010 through February 26, 2010. See “Note 4” in our accompanying consolidated financial statements for more information regarding this divestiture.

Adjusted OIBDA

We use Adjusted OIBDA as a supplemental measure of our performance. We define Adjusted OIBDA as operating income before depreciation and amortization excluding the impact of restructuring costs, noncash equity-based compensation, gains and losses on all disposals of assets (including those recorded in costs of revenues) and non-cash asset impairments. During the first quarter of 2011, we modified our definition of Adjusted OIBDA to exclude the impacts of restructuring costs, which we do not believe are indicative of our core operating performance, and equity-based compensation, which will allow us to be more closely aligned with the industry and analyst community. We consider Adjusted OIBDA to be a useful metric for management and investors to evaluate and compare the ongoing operating performance of our business on a consistent basis across

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

reporting periods, as it eliminates the effect of non-cash items such as depreciation of tangible assets, amortization of intangible assets that were primarily recognized in business combinations and asset impairments, as well as the effect of gains and losses on asset sales, which we do not believe are indicative of our core operating performance. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business or the current or future expected cash expenditures for restructuring costs. The Adjusted OIBDA measure also does not include equity-based compensation, which is and will remain a key element of our overall long-term compensation package. Moreover, the Adjusted OIBDA measures do not reflect gains and losses on asset sales or impairment charges related to goodwill, intangible assets and fixed assets which impact our operating performance. We evaluate the investments in such tangible and intangible assets through other financial measures, such as capital expenditure budgets, investment spending levels and return on capital.

Adjusted OIBDA is a non-GAAP financial measure and may be different than similarly-titled non-GAAP financial measures used by other companies. The presentation of this financial information is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with generally accepted accounting principles (“GAAP”).

The following table presents our reconciliation of Adjusted OIBDA to operating income (in millions):

	Three Months Ended March 31,
	2011	2010	% Change
Operating income (loss)	$(11.8)	$80.7	NM
Add: Depreciation	44.4	54.3	(18)%
Add: Amortization of intangible assets	24.2	62.2	(61)%
Add: Restructuring costs	27.8	23.4	19%
Add: Equity-based compensation	10.4	9.7	7%
Add: Asset impairments	1.5	1.4	7%
Add: Losses/(gains) on disposal of consolidated businesses, net	1.6	-	NM
Add: Losses/(gains) on other asset sales	1.0	(0.4)	NM

Adjusted OIBDA	$99.1	$231.3	(57)%

Adjusted OIBDA declined for the three months ended March 31, 2011 as compared to three months ended March 31, 2010 due to the declines in revenues and the increase in costs of revenues partially offset by declines in selling, general and administrative costs and amortization of intangible assets discussed above.

Liquidity and Capital Resources

Current Financial Condition

Historically, the cash we generate has been sufficient to fund our working capital, capital expenditure and financing requirements. Forecasts of future cash flows are dependent on many factors, including future economic conditions and the execution of our strategy. We expect to fund our ongoing working capital, investing and financing requirements through our existing cash balance and cash flows from operations. While we expect to generate positive cash flows from operations for the full year of 2011 as well as for the foreseeable future, cash flows from operations were negative for the three months ended March 31, 2011 due in part to annual employee bonus payments made in the quarter and in part to the investments we are making in strategic growth areas such

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

as the local online market. Additionally, we expect our cash flows from operations to decline in the near term as compared to the same prior year period principally due to the continued decline in the number of domestic AOL-brand access subscribers as well as a related projected decline in search and contextual advertising revenues. Growth in cash flows from operations will only be achieved when, and if, the growth in earnings from our online advertising services more than offsets the continued decline in domestic AOL-brand access subscribers. In order for us to achieve such increase in earnings from advertising services, we believe it will be important to increase the number and engagement of consumers who visit our properties, so as to enable us to increase our overall volume of display advertising sold, including through our higher-priced channels, and to maintain or increase pricing for advertising. Advertising revenues, however, are more unpredictable and variable than our subscription revenues, and are more likely to be adversely affected during economic downturns, as spending by advertisers tends to be cyclical in line with general economic conditions.

If we are unable to successfully implement our strategic plan and grow the earnings generated by our online advertising services, we may need to reassess our cost structure and/or seek other financing alternatives to fund our business. We may also consider other financing alternatives, as a result of our recent acquisition activities. If it is necessary to seek other financing alternatives, our ability to obtain future financing will depend on, among other things, our financial condition and results of operations as well as the condition of the capital markets or other credit markets at the time we seek financing. We currently do not have any ratings from the credit rating agencies, so our access to the capital markets may be limited. As part of our ongoing assessment of our business and availability of capital and to enhance our liquidity position, we have divested of certain assets and product lines and may consider divesting of additional assets or product lines.

At March 31, 2011, our cash and equivalents totaled $381.8 million, as compared to $801.8 million at December 31, 2010. The overall decline in cash and equivalents was primarily due to the cash paid for our acquisitions of goviral and The Huffington Post.

Summary Cash Flow Information

Our cash flows from operations are driven by net income adjusted for non-cash items such as depreciation, amortization, goodwill impairment, equity-based compensation expense and other activities impacting net income such as the gains and losses on the sale of assets or operating subsidiaries. Cash flows from investing activities consist primarily of the cash used in the acquisitions of various businesses as part of our strategy, proceeds received from the sale of assets or operating subsidiaries and cash used for capital expenditures. Cash flows from financing activities relate primarily to principal payments made on capital lease obligations.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Operating Activities

The following table presents cash provided (used) by continuing operations for the periods presented (in millions):

	Three Months Ended March 31,
	2011	2010
Net income	$4.7	$34.7
Less: Discontinued operations, net of tax	-	(6.5)

Net income from continuing operations	4.7	41.2
Adjustments for non-cash and non-operating items:
Depreciation and amortization	68.6	116.5
Non-cash asset impairments	1.5	1.4
Non-cash equity-based compensation	10.4	9.7
Deferred income taxes	(15.6)	(16.8)
All other, net, including working capital changes	(78.9)	10.9

Cash provided (used) by continuing operations	$(9.3)	$162.9

Cash used by continuing operations was $9.3 million for the three months ended March 31, 2011, as compared to cash provided by continuing operations of $162.9 million for the three months ended March 31, 2010. Our operating loss was $11.8 million for the three months ended March 31, 2011, as compared to operating income of $80.7 million for the three months ended March 31, 2010. The change from operating income to an operating loss along with the decrease in cash due to working capital changes drove the change from cash provided by continuing operations to cash used by continuing operations. Working capital changes were due primarily to the timing of operating cash payments and receipts, employee bonus payments in the first quarter of 2011 which represented a full year bonus, whereas the payments in the first quarter of 2010 were for the second half of 2009 only, partially offset by less restructuring costs paid in the first quarter of 2011 as compared to the same period in 2010.

Investing Activities

The following table presents cash used by investing activities for the periods presented (in millions):

	Three Months Ended March 31,
	2011	2010
Investments and acquisitions, net of cash acquired	$(369.7)	$(23.2)
Proceeds from disposal of assets and consolidated businesses, net	0.2	1.0
Capital expenditures and product development costs	(21.2)	(29.5)
Investment activities from discontinued operations	-	16.4

Cash used by investing activities	$(390.7)	$(35.3)

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Cash used by investing activities increased $355.4 million for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. The increase in cash used by investing activities was principally due to the acquisitions of The Huffington Post and goviral during the three months ended March 31, 2011.

Capital expenditures and product development costs are mainly for the purchase of computer hardware, software, network equipment, furniture, fixtures and other office equipment.

Financing Activities

The following table presents cash used by financing activities for the periods presented (in millions):

	Three Months Ended March 31,
	2011	2010
Principal payments on capital leases	$(11.0)	$(8.3)
Cash collateral securing letters of credit	(12.3)	-

Cash used by financing activities	$(23.3)	$(8.3)

Cash used by financing activities was $23.3 million for the three months ended March 31, 2011, compared to $8.3 million for the three months ended March 31, 2010. The cash used by financing activities relates to our principal payments on capital leases, which were slightly higher in the first quarter of 2011 as we are currently leasing more network equipment than in prior years. In addition, included in the cash used by financing activities for the three months ended March 31, 2011 was $12.3 million of cash collateral posted to secure letters of credit related to certain of our lease agreements. Previously, our letters of credit were guaranteed by Time Warner. See “Note 1” in our accompanying consolidated financial statements for further discussion of our restricted cash.

Free Cash Flow

We use Free Cash Flow as a supplemental measure of our performance. We define Free Cash Flow as cash provided by continuing operations, less capital expenditures, product development costs and principal payments on capital leases. We consider Free Cash Flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the continuing business that, after capital expenditures, capitalized product development costs and principal payments on capital leases, can be used for strategic opportunities, including investing in our business, making strategic acquisitions and strengthening the balance sheet. Analysis of Free Cash Flow also facilitates management’s comparisons of our operating results to competitors’ operating results. A limitation on the use of this metric is that Free Cash Flow does not represent the total increase or decrease in cash for the period because it excludes the identified non-operating cash flows and the results of discontinued operations.

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

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following table presents our reconciliation of Free Cash Flow to cash provided by continuing operations (in millions):

	Three Months Ended March 31,
	2011	2010
Cash provided (used) by continuing operations	$(9.3)	$162.9
Less: Capital expenditures and product development costs	21.2	29.5
Less: Principal payments on capital leases	11.0	8.3

Free Cash Flow	$(41.5)	$125.1

Free Cash Flow decreased for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This decrease is due to the decline in cash provided by continuing operations, discussed in “Summary Cash Flow Information—Operating Activities” above and due to the increase in principal payments on capital leases, discussed in “Summary Cash Flow Information—Financing Activities” above, partially offset by reduced capital expenditures and product development costs.

Customer Credit Risk

Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed-upon contractual payment obligations. Credit risk originates from sales of advertising and subscription access service and is dispersed among many different counterparties. No single customer had a receivable balance at March 31, 2011 greater than 10% of total net receivables.

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

For additional information about our critical accounting policies and our significant accounting policies, see “Item 7—MD&A—Critical Accounting Policies” and “Note 1” to our audited consolidated financial statements in our Annual Report. There have been no significant changes to our critical accounting policies disclosed in our Annual Report for the year ended December 31, 2010.

AOL INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.

AOL INC.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information we are required to disclose in our financial reports is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to senior management, as appropriate, to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011, at a reasonable assurance level.

Changes to Internal Control Over Financial Reporting

We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended March 31, 2011 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; In millions, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenues:
Advertising	$313.7	$354.3
Subscription	215.4	282.7
Other	22.3	27.3

Total revenues	551.4	664.3
Costs of revenues	388.9	364.7
Selling, general and administrative	120.7	133.3
Amortization of intangible assets	24.2	62.2
Restructuring costs	27.8	23.4
Loss on disposal of consolidated businesses, net	1.6	-

Operating income (loss)	(11.8)	80.7
Other income (loss), net	0.6	(2.7)

Income (loss) from continuing operations before income taxes	(11.2)	78.0
Income tax provision (benefit)	(15.9)	36.8

Income from continuing operations	4.7	41.2
Discontinued operations, net of tax	-	(6.5)

Net income	$4.7	$34.7

Per share information:
Basic income per common share from continuing operations	$0.04	$0.39
Discontinued operations, net of tax	-	(0.06)

Basic net income per common share	$0.04	$0.33

Diluted income per common share from continuing operations	$0.04	$0.39
Discontinued operations, net of tax	-	(0.07)

Diluted net income per common share	$0.04	$0.32

Shares used in computing basic income per common share	106.9	106.3

Shares used in computing diluted income per common share	107.9	107.0

See accompanying notes.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and equivalents	$381.8	$801.8
Accounts receivable, net of allowances of $14.9 and $16.1, respectively	304.9	307.7
Prepaid expenses and other current assets	53.1	46.8
Deferred income taxes	101.4	82.9

Total current assets	841.2	1,239.2
Property and equipment, net	541.0	529.2
Goodwill	1,068.8	810.9
Intangible assets, net	199.9	99.6
Long-term deferred income taxes	256.1	258.4
Other long-term assets	42.6	25.0

Total assets	$2,949.6	$2,962.3

Liabilities and Equity
Current liabilities:
Accounts payable	$67.7	$80.0
Accrued compensation and benefits	78.3	114.5
Accrued expenses and other current liabilities	211.8	236.3
Deferred revenue	90.0	92.6
Current portion of obligations under capital leases	38.7	35.2
Deferred income taxes	0.2	-

Total current liabilities	486.7	558.6
Obligations under capital leases	59.9	50.9
Restructuring liabilities	4.4	7.0
Deferred income taxes	11.3	-
Other long-term liabilities	70.3	58.9

Total liabilities	632.6	675.4

Commitments and contingencies (See Note 9)
Stockholders’ equity:
Common stock, $0.01 par value, 106.9 million and 106.7 million shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	1.1	1.1
Additional paid-in capital	3,394.7	3,376.6
Accumulated other comprehensive loss, net	(280.6)	(287.9)
Accumulated deficit	(798.2)	(802.9)

Total stockholders’ equity	2,317.0	2,286.9

Total liabilities and stockholders’ equity	$2,949.6	$2,962.3

See accompanying notes.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; In millions)

	Three Months Ended March 31,
	2011	2010
Operations
Net income	$4.7	$34.7
Less: Discontinued operations, net of tax	-	(6.5)

Net income from continuing operations	4.7	41.2
Adjustments for non-cash and non-operating items:
Depreciation and amortization	68.6	116.5
Asset impairments	1.5	1.4
Equity-based compensation	10.4	9.7
Other non-cash adjustments	6.2	1.2
Deferred income taxes	(15.6)	(16.8)
Changes in operating assets and liabilities, net of acquisitions	(85.1)	9.7

Cash provided (used) by continuing operations	(9.3)	162.9
Cash provided by discontinued operations	-	0.2

Cash provided (used) by operations	(9.3)	163.1

Investing Activities
Investments and acquisitions, net of cash acquired	(369.7)	(23.2)
Proceeds from disposal of assets and consolidated businesses, net	0.2	1.0
Capital expenditures and product development costs	(21.2)	(29.5)
Investment activities from discontinued operations	-	16.4

Cash used by investing activities	(390.7)	(35.3)

Financing Activities
Principal payments on capital leases	(11.0)	(8.3)
Cash collateral securing letters of credit	(12.3)	-

Cash used by financing activities	(23.3)	(8.3)

Effect of exchange rate changes on cash and equivalents	3.3	(4.1)
Increase (decrease) in cash and equivalents	(420.0)	115.4
Cash and equivalents at beginning of period	801.8	147.0

Cash and equivalents at end of period	$381.8	$262.4

Supplemental disclosures of cash flow information
Cash paid for interest	$1.5	$1.3

Cash paid for taxes	$4.1	$1.5

See accompanying notes.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited; In millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2009	105.8	$1.1	$3,355.5	$(275.1)	$(20.4)	$1.8	$3,062.9
Net income	-	-	-	-	34.7	-	34.7
Foreign currency translation adjustments	-	-	-	(13.4)	-	-	(13.4)

Comprehensive income (loss)	-	-	-	(13.4)	34.7	-	21.3
Deconsolidation of variable interest entity	-	-	-	-	-	(1.8)	(1.8)
Spin-off deferred tax adjustments (See Note 6)	-	-	(25.9)	-	-	-	(25.9)
Issuance of common stock	0.7	-	18.2	-	-	-	18.2
Amounts related to equity-based compensation, including tax benefits	-	-	9.7	-	-	-	9.7

Balance at March 31, 2010	106.5	$1.1	$3,357.5	$(288.5)	$14.3	$-	$3,084.4

Balance at December 31, 2010	106.7	$1.1	$3,376.6	$(287.9)	$(802.9)	$-	$2,286.9
Net income	-	-	-	-	4.7	-	4.7
Foreign currency translation adjustments	-	-	-	7.3	-	-	7.3

Comprehensive income	-	-	-	7.3	4.7	-	12.0
Amounts related to equity-based compensation, including tax benefits (See Note 6)	-	-	18.0	-	-	-	18.0
Issuance of common stock	0.2	-	0.1	-	-	-	0.1

Balance at March 31, 2011	106.9	$1.1	$3,394.7	$(280.6)	$(798.2)	$-	$2,317.0

See accompanying notes.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

For a description of the business of AOL Inc. (“AOL” or the “Company”), see “Note 1” to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”).

Basis of Consolidation

The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses and cash flows of AOL, all voting interest entities in which AOL has a controlling voting interest (“subsidiaries”), and those variable interest entities for which AOL is the primary beneficiary in accordance with the consolidation accounting guidance. These financial statements present the historical consolidated results of operations, financial position, and cash flows of the AOL business that comprise the operations of the Company. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.

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

Restricted Cash

In the first quarter of 2011, the Company was required to post cash collateral for letters of credit related to certain of our lease agreements. Previously, the Company’s letters of credit were guaranteed by Time Warner, Inc. (“Time Warner”). The collateral amounts are legally restricted as to withdrawal and use for a period in excess of twelve months. Accordingly, the collateral balances have been classified as restricted cash within other long-term assets and are omitted from cash and equivalents on the consolidated balance sheets. Also included in restricted cash are security deposits held by the Company from lessees that are restricted as to use. The Company had $12.6 million of restricted cash included in other long-term assets on the consolidated balance sheet as of March 31, 2011.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Information about Geographical Areas

Revenues in different geographical areas are as follows (in millions):

	Three Months Ended March 31, (a)
	2011	2010
United States	$506.5	$596.5

United Kingdom	23.0	30.8
Germany	8.2	13.7
France	1.5	11.5
Canada	8.4	9.2
Other international	3.8	2.6

Total international	44.9	67.8

Total	$551.4	$664.3

(a)	Revenues are attributed to countries based on the location of customers.

Recent Accounting Standards

Multiple-Deliverable Revenue Arrangements

In October 2009, new guidance was issued related to the accounting for multiple-deliverable revenue arrangements. This new guidance amends the existing guidance for allocating consideration in multiple-deliverable arrangements and establishes a selling price hierarchy for determining the selling price of a deliverable. This new guidance was effective prospectively for revenue arrangements entered into or materially modified beginning on January 1, 2011.

The Company reviewed its revenue arrangements and determined the types of arrangements that could be impacted by this new guidance. The Company concluded that performance-method arrangements, which are the substantial majority of our arrangements, do not have multiple deliverables as the Company is providing a single online advertising deliverable. The revenue arrangements impacted by the guidance generally consist of arrangements where we are providing online advertising as well as non-advertising elements (i.e., production of a “micro-site”). However, the Company currently does not enter into a significant number of these arrangements. The adoption did not have a material impact on our financial statements for the three months ended March 31, 2011 and is not expected to have a material impact on the Company’s financial statements for the year ended December 31, 2011.

NOTE 2—INCOME (LOSS) PER COMMON SHARE

Basic income per common share is calculated by dividing net income attributable to AOL common stockholders by the weighted average number of shares of common stock issued and outstanding during the reporting period. Diluted income per common share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The dilutive effect of outstanding equity-based compensation awards is reflected in diluted income per common share by application of the treasury stock method, only in periods in which such effect would have been dilutive for the period. For the three months ended March 31, 2011, the Company had 7.1 million of weighted-average potentially dilutive common shares that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive for that

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

period. For the three months ended March 31, 2010, the Company had 4.1 million of weighted-average potentially dilutive common shares that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive for that period.

The following table is a reconciliation of basic and diluted income per common share from continuing operations (in millions, except per share amounts):

	Three Months Ended March 31,
	2011	2010

Net income	$4.7	$34.7

Shares used in computing basic income per common share	106.9	106.3
Dilutive effect of equity-based awards	1.0	0.7

Shares used in computing diluted income per common share	107.9	107.0

Basic net income per common share	$0.04	$0.33

Diluted net income per common share	$0.04	$0.32

NOTE 3—GOODWILL

A summary of changes in the Company’s goodwill during the three months ended March 31, 2011 is as follows (in millions):

	Gross Goodwill	Impairments	Net Goodwill
December 31, 2010	$36,436.0	$(35,625.1)	$810.9
Acquisitions	254.8	-	254.8
Deferred tax adjustments	0.2	-	0.2
Translation adjustments	2.9	-	2.9

March 31, 2011	$36,693.9	$(35,625.1)	$1,068.8

The increase in goodwill for the three months ended March 31, 2011 was due primarily to our acquisition of TheHuffingtonPost.com, Inc. (“The Huffington Post”) and goviral A/S (“goviral”). See “Note 4” for additional information on these acquisitions.

NOTE 4—BUSINESS ACQUISITIONS, DISPOSITIONS AND OTHER SIGNIFICANT TRANSACTIONS

Unaudited pro forma results of operations assuming these acquisitions had taken place at the beginning of each period are not provided because the historical operating results of the acquired companies were not significant and pro forma results would not be significantly different from reported results for the periods presented.

goviral

On January 31, 2011, the Company completed the acquisition of goviral, a company that distributes branded online video for media agencies, creative agencies and content producers, for a purchase price of $69.1 million, net of cash acquired. This acquisition offers a significant growth opportunity in the U.S. and Europe in branded online video advertising, which, along with market conditions at the time of acquisition, contributed to a purchase price that resulted in the allocation of a significant portion of the purchase price to goodwill.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AOL preliminarily recorded $58.2 million of goodwill (which is not deductible for tax purposes) and $18.2 million of intangible assets related to this acquisition. The intangible assets associated with this acquisition consist primarily of customer relationships and acquired technology to be amortized on a straight-line basis over a weighted average period of approximately four years. The assets and liabilities recorded for the acquisition of goviral were based on preliminary valuations and the estimates and assumptions are subject to change as the Company obtains additional information during the measurement period. The primary areas that are not finalized relate to analysis of the fair value of intangible assets and residual goodwill. As such, the measurement of identifiable assets acquired and liabilities assumed has not been finalized.

In addition to the purchase price paid for this business, the Company agreed to pay up to $22.6 million to certain employees of goviral over the expected future service period of two years contingent on their future service to AOL. The payments of up to $22.6 million are being recognized as compensation expense on an accelerated basis over the expected service period of two years from the acquisition date. For tax purposes, a significant majority of the incentive compensation is expected to be treated as additional basis in goviral and a tax deduction will only be obtained upon disposition of goviral.

The Huffington Post

On March 4, 2011, the Company acquired The Huffington Post for a purchase price of $295.9 million, net of cash acquired. The Huffington Post is an innovative Internet source of online news, analysis, commentary and entertainment. This acquisition is expected to enhance AOL’s ability to serve its audiences across several platforms, including social, local, video, mobile and tablet, which, along with market conditions at the time of acquisition, contributed to a purchase price that resulted in the allocation of a significant portion of the purchase price to goodwill.

In addition to the purchase price of $295.9 million disclosed above, the Company incurred $8.7 million of restructuring charges associated with payments made for stock options that vested on or shortly after the closing date as a result of the termination of certain The Huffington Post employees. In connection with the acquisition, the Company assumed The Huffington Post Long-Term Incentive Plan (the “Huffington Post Plan”). The fair value of unvested Huffington Post Plan options held by The Huffington Post employees that were converted into unvested AOL stock options was $12.4 million. Of the fair value of The Huffington Post options that were converted, $3.9 million was included in the purchase price, $8.1 million is being recognized as equity-based compensation expense over the remaining award vesting periods, which for most employees is 24 months from the acquisition date, and the remaining $0.4 million was recorded as a restructuring charge.

AOL preliminarily recorded $193.2 million of goodwill (which is not deductible for tax purposes) and $107.1 million of intangible assets associated with this acquisition. The intangible assets associated with this acquisition consist primarily of trade names to be amortized on a straight-line basis over a period of ten years and customer relationships to be amortized over a period of four years. The assets and liabilities recorded for the acquisition of The Huffington Post were based on preliminary valuations and the estimates and assumptions are subject to change as the Company obtains additional information during the measurement period. The primary areas that are not finalized relate to analysis of the fair value of certain liabilities, residual goodwill and intangible assets. As such, the measurement of identifiable assets acquired and liabilities assumed has not been finalized.

Additional Information on Acquisitions

For the three months ended March 31, 2011, the Company incurred $9.0 million of transaction costs primarily related to the acquisitions discussed above. These transaction costs were recorded within selling, general and administrative costs in the consolidated financial statements.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The amounts assigned to intangible assets were based on the Company’s best estimate of the fair value of such assets. The Company used an independent valuation specialist to assist in determining the fair value of the identified intangible assets. The fair value of the significant identified intangible assets was estimated by either performing a market-based approach or a discounted cash flow analysis using the “income” approach, both of which represent level 3 fair value measurements. The market-based approach reflects the price at which comparable assets are purchased under similar circumstances. In performing the market-based approach, the Company reviewed comparable transactions involving the licensing of similar assets between independent third parties to determine the fair value of identified intangible assets. The income approach includes a forecast of direct revenues and costs associated with the respective intangible assets and charges for economic returns on tangible and intangible assets utilized in cash flow generation. Net cash flows attributable to the identified intangible assets are discounted to their present value at a rate commensurate with the perceived risk. The projected cash flow assumptions considered contractual relationships, customer attrition, eventual development of new technologies and market competition.

The useful lives of trade names were estimated based on the Company’s evaluation of the useful lives of comparable intangible assets purchased under similar circumstances. The useful lives of customer relationships were estimated based upon the length of the contracts currently in place, probability-based estimates of contract renewals in the future and natural growth and diversification of the customer base.

For the three months ended March 31, 2011 and 2010, AOL recorded compensation expense of $8.4 million and $0.3 million, respectively, related to incentive cash compensation arrangements made in connection with the 2010 and 2011 acquisitions. See the Annual Report for additional information on the 2010 acquisitions.

Summary of Discontinued Operations

Discontinued operations for the three months ended March 31, 2010 reflect the financial condition, results of operations and cash flows of buy.at. The consolidated statement of operations for the three months ended March 31, 2010 includes the results of operations of buy.at for the period from January 1, 2010 through the sale date of February 26, 2010, which includes the pre-tax loss on the sale of buy.at of $17.7 million and the income tax benefit associated with the capital loss generated by the buy.at sale of $11.6 million.

NOTE 5—INCOME TAXES

The Company’s pre-tax loss from continuing operations of $11.2 million and related income tax benefit of $15.9 million resulted in an effective tax rate of 142.0% for the three months ended March 31, 2011, as compared to an effective tax rate of 47.2% for the three months ended March 31, 2010. The effective tax rate for the three months ended March 31, 2011 differed from the statutory U.S. federal income tax rate of 35.0% and the effective tax rate for the three months ended March 31, 2010 primarily due to $7.1 million of income tax benefit associated with the anticipated worthless stock deduction related to the sale of a subsidiary in the first quarter of 2011 and favorable adjustments of $8.2 million related to escrow disbursements from prior acquisitions for which the Company has now concluded it will be able to recognize a tax benefit.

For the three months ended March 31, 2010, the Company recorded an income tax benefit on discontinued operations of $11.7 million primarily associated with a benefit of $11.6 million related to the loss incurred on the sale of buy.at.

NOTE 6—STOCKHOLDERS’ EQUITY

AOL is authorized to issue up to 660.0 million shares of all classes of stock, consisting of 60.0 million shares of preferred stock, par value $0.01 per share (“Preferred Stock”), and 600.0 million shares of common

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

stock, par value $0.01 per share. Rights and privileges associated with shares of Preferred Stock are subject to authorization by the Company’s Board of Directors and may differ from those of any and all other series at any time outstanding. All shares of common stock will be identical and will entitle the holders thereof to the same rights and privileges.

As of March 31, 2011, 106,922,863 shares of common stock were issued and outstanding. No dividends were declared or paid for the three months ended March 31, 2011.

On January 22, 2010, the Company issued 594,749 shares of AOL common stock as partial consideration for the acquisition of StudioNow, Inc. During 2010, the Company also issued 194,857 shares of AOL common stock to Polar Capital Group, LLC, in satisfaction of its contractual obligation to return its CEO’s initial investment of approximately $4.5 million in Patch Media Corporation (“Patch”), which arose from the acquisition of Patch on June 10, 2009. See the Annual Report for additional information on this transaction.

During the three months ended March 31, 2011, we recorded $18.0 million of equity-based compensation that resulted in an increase in additional paid-in capital. Included in this amount was $10.4 million related to AOL’s equity-based compensation plan, $3.9 million related to the fair value of unvested Plan options held by The Huffington Post employees that were converted into AOL stock options and related to pre-combination service, as well as $4.0 million related to the accelerated vesting of stock options related to terminated employees.

Under the terms of the Company’s tax matters agreement with Time Warner, amounts payable or receivable to Time Warner prior to the spin-off were reflected as adjustments to divisional equity. During the three months ended March 31, 2010, the Company adjusted its deferred tax assets and estimated amount payable to Time Warner for income taxes prior to the spin-off and these adjustments resulted in a $25.9 million reduction to additional paid-in capital.

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

Also pursuant to the 2010 SIP, AOL may also grant shares of common stock or restricted stock units (“RSUs”) to its employees, advisors and non-employee directors, which generally vest ratably over a four year period from the date of grant. Holders of restricted stock and RSU awards are generally entitled to receive regular cash dividends or dividend equivalents, respectively, if paid by the Company during the period of time that the restricted stock or RSU awards are unvested.

The Company is authorized to grant equity awards to employees, advisors and non-employee directors covering an aggregate of 16.6 million shares of AOL common stock under the 2010 SIP, of which up to 7.8 million awards may be issued in the form of full-value awards, such as restricted stock or RSUs. Amounts available for issuance pursuant to grants under the 2010 SIP will change over time based on such activities as the conversion of equity awards into common stock, the forfeiture of equity awards and the cancellation of equity awards, among other activities.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Upon the (i) exercise of a stock option award, (ii) vesting of a RSU or (iii) grant of restricted stock, shares of AOL common stock are issued from authorized but unissued shares or from treasury stock. At both March 31, 2011 and March 31, 2010, the Company did not have any shares of treasury stock.

Acquisition of The Huffington Post

In connection with the acquisition of The Huffington Post in March 2011, the Company assumed the Huffington Post Plan and, as discussed above, agreed to consideration of $12.4 million related to the fair value of unvested stock options held by The Huffington Post employees that were generally converted into unvested AOL stock options. Specifically, as of closing: (1) the Company converted 706,881 outstanding shares that were subject to The Huffington Post stock options into 664,075 Company stock options; (2) the remainder of the shares subject to outstanding The Huffington Post stock options were cashed out pursuant to the merger agreement (all of the cashed-out shares were canceled and will not be returned to the share pool as Company shares under the Huffington Post Plan); and (3) a small number of shares subject to The Huffington Post stock options held by previously terminated employees had been either exercised or forfeited (the forfeited shares were returned to the share pool, and converted into Company shares under the Huffington Post Plan). Of the fair value of The Huffington Post options that were converted, $8.1 million is being recognized as equity-based compensation expense over the remaining award vesting periods, which for most employees is 24 months from the acquisition date. See Note 4 for additional information on the acquisition of The Huffington Post and related stock conversion.

Equity-Based Compensation Expense

Compensation expense recognized by AOL related to its equity-based compensation plans is as follows (in millions):

	Three Months Ended March 31,
	2011	2010
Stock options	$4.9	$4.1
RSUs	5.5	5.6

Total equity-based compensation expense	$10.4	$9.7

Tax benefit recognized	$4.1	$3.9

As of March 31, 2011, the Company had 8.5 million stock options and 3.9 million RSUs outstanding to employees, advisors and non-employee directors. The weighted-average exercise price of the stock options and the weighted average grant date fair value of the RSUs outstanding as of March 31, 2011 were $21.21 and $23.15, respectively.

As of March 31, 2011, total unrecognized compensation cost related to unvested AOL stock option awards was $54.6 million and is expected to be recognized over a weighted-average period of approximately 2.9 years. Total unrecognized compensation cost as of March 31, 2011 related to unvested RSUs was $70.4 million and is expected to be recognized over a weighted-average period of approximately 3.1 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation expense related to these awards will be different from the Company’s expectations.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AOL Stock Options

The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value AOL stock options at their grant date:

	March 31,
	2011	2010
Expected volatility	36.4%	41.6%
Expected term to exercise from grant date	5.49 years	5.38 years
Risk-free rate	2.5%	2.8%
Expected dividend yield	0.0%	0.0%

The assumptions above relate to AOL stock options granted during the period and therefore do not include stock options that were converted in connection with the acquisition of The Huffington Post during the three months ended March 31, 2011.

NOTE 8—RESTRUCTURING COSTS

For the three months ended March 31, 2011, the Company incurred $27.8 million in restructuring costs related to organizational changes made in an effort to improve our ability to execute our strategy. These restructuring costs related to our acquisition of The Huffington Post, as well as a reassessment of our operations in India, and were primarily related to involuntary terminations of employees ranging from executives to line personnel.

A summary of AOL’s restructuring activity for the three months ended March 31, 2011 is as follows (in millions):

	Employee Terminations	Other Exit Costs	Total
Liability at December 31, 2010	$18.0	$18.2	$36.2
Restructuring expense	26.3	1.5	27.8
Foreign currency translation and other adjustments	(3.4)	0.5	(2.9)
Cash paid	(23.4)	(4.9)	(28.3)

Liability at March 31, 2011	$17.5	$15.3	$32.8

At March 31, 2011, of the remaining liability of $32.8 million, $28.4 million was classified as a current liability within accrued expenses and other current liabilities, with the remaining $4.4 million classified as a long-term liability in the consolidated balance sheet. Amounts classified as long-term are expected to be paid through 2015.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Commitments

For a description of AOL’s commitments see “Note 11” to the Company’s audited consolidated financial statements included in the Annual Report.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Court dismissed the named Plaintiff (Salvadore Ramkisoon) and all but the California False Advertising Law and California Unfair Competition Law claims, under which the unnamed plaintiffs seek only declaratory and injunctive relief regarding AOL’s search query retention practices, leaving no claims for monetary relief in the case. The Court subsequently dismissed the remaining claims on subject matter jurisdiction grounds. The parties have since agreed in principle to a settlement under which AOL will implement various safeguards around the retention and use of search-related data. This settlement will not be material to the Company’s financial statements.

Subsequent to the disposition of the Company’s ICQ operations (“ICQ”), the Committee on Foreign Investment in the United States (“CFIUS”) contacted Mail.ru Group Limited (“Mail.ru”) and, subsequently, Mail.ru and the Company submitted a joint voluntary filing to CFIUS commencing a review of the transaction under Section 721 of Title VII of the Defense Production Act of 1950, as amended. As a result of developments in the CFIUS review process, the Company concluded in the fourth quarter of 2010 that it was likely to agree to provide certain network infrastructure and other operational services to Mail.ru at a level and for a period in excess of the Company’s contractual obligations under the original transaction agreements.

During the fourth quarter of 2010, the Company accrued $13.6 million as a reduction to the gain on sale of ICQ. During the first quarter of 2011, the Company reached final agreement with Mail.ru and CFIUS regarding the Company’s ongoing transition obligations in connection with its disposition of ICQ. As part of this agreement, the Company agreed to provide certain network infrastructure and other operational services to the buyer at a level and for a period in excess of the Company’s contractual obligations under the original transaction agreements as well as other modifications to the parties’ respective obligations under the transaction agreements. As a result, the Company reassessed the estimated liability incurred in connection with the ongoing obligations, and such reassessment resulted in an additional reduction to the gain on the sale of ICQ of $1.6 million in the first quarter of 2011. This amount includes both a nominal adjustment to the liability associated with the Company’s modified obligations and professional fees of $1.6 million incurred during the three months ended March 31, 2011 as a result of the negotiations with Mail.ru and CFIUS. The estimated loss includes the Company’s best estimate of the fair value of the future services anticipated to be provided without remuneration.

AOL is a party to a variety of claims, suits and proceedings that arise in the normal course of business, including actions with respect to intellectual property claims, tax matters, labor and unemployment claims, commercial claims, claims related to the Company’s business model for content creation and other matters. While the results of such normal course claims, suits and proceedings cannot be predicted with certainty, management believes that, based on current knowledge, the final outcome of these matters will not have a material adverse effect on the Company’s business, financial position, results of operations or cash flows. Regardless of the outcome, legal proceedings can have an adverse effect on the Company because of defense costs, diversion of management resources and other factors.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—SEGMENT INFORMATION

An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses and that has discrete financial information that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

On September 22, 2006, Salvadore Ramkissoon and two unnamed plaintiffs filed a putative class action against AOL, LLC in the U.S. District Court for the Northern District of California asserting claims under the Electronic Communications Privacy Act, the California Consumer Records Act, the California Consumer Legal Remedies Act, the California False Advertising Law, and the California Unfair Competition Law, as well as common law claims for unjust enrichment and public disclosure of private facts. The claims arise out of AOL’s public posting of AOL member search queries in late July 2006.

The Court dismissed the named Plaintiff (Salvadore Ramkisoon) and all but the California False Advertising Law and California Unfair Competition Law claims, under which the unnamed plaintiffs seek only declaratory and injunctive relief regarding AOL’s search query retention practices, leaving no claims for monetary relief in the case. The Court subsequently dismissed the remaining claims on subject matter jurisdiction grounds. The parties have since agreed in principle to a settlement under which AOL will implement various safeguards around the retention and use of search-related data. This settlement will not be material to the Company’s financial statements.

We are a party to a variety of claims, suits and proceedings that arise in the normal course of business, including actions with respect to intellectual property claims, tax matters, labor and unemployment claims, commercial claims, claims related to our business model for content creation and other matters. While the results of such normal course claims, suits and proceedings cannot be predicted with certainty, management believes that, based on current knowledge, the final outcome of these matters will not have a material adverse effect on our business, financial position, results of operations or cash flows. Regardless of the outcome, legal proceedings can have an adverse effect on us because of defense costs, diversion of management resources and other factors. See “Item 1A—Risk Factors—Risks Relating to Our Business—If we cannot continue to enforce and protect our intellectual property rights, our business could be adversely affected” and “Item 1A—Risk Factors—Risks Relating to Our Business—We have been, and may in the future be, subject to claims of intellectual property infringement or tort law violations that could adversely affect our business” included in our Annual Report.

AOL INC.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes to the Company’s risk factors from those disclosed in Part I—Item 1A of our Annual Report for the year ended December 31, 2010.

AOL INC.

PART II. OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

In February 2011, the Nominating and Governance Committee of the Company’s Board of Directors established procedures for stockholders of the Company to recommend director candidates. Stockholders who wish to recommend director candidates for the Nominating and Governance Committee’s consideration should send their recommendation to the Corporate Secretary at AOL Inc., 770 Broadway, New York, New York 10003 and should include:

•	the full name, address and telephone number of the stockholder making the recommendation and of the candidate being recommended;
•	the number of shares of the Company’s stock that are beneficially owned by the stockholder making the recommendation and the amount of time such shares have been held;
•	a description of all arrangements or understandings between the stockholder and the candidate;
•

a brief explanation of the value or benefit that the stockholder making the recommendation believes that the candidate would provide to the Company as a director along with a copy of the candidate’s résumé, references and an executed written consent of the candidate to be interviewed by the Nominating and Governance Committee, if the Nominating and Governance Committee chooses to do so in its discretion, and to serve as a director of the Company if so elected; and

•

an analysis of the candidate’s qualifications to serve on the Board and on each of the Board’s committees in light of the criteria set forth in the Company’s by-laws and Corporate Governance Policy (including all regulatory requirements incorporated by references therein).

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

AOL INC.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 2011.

AOL INC.

By	/s/ ARTHUR MINSON
Name: Title:	Arthur Minson Executive Vice President and Chief Financial and Administrative Officer

AOL INC.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger By and Among AOL Inc., Headline Acquisition Corporation, TheHuffingtonPost.com, Inc. and Shareholder Representative Services LLC, as the SecurityHolders’ Agent dated as of February 6, 2011 (the “Merger Agreement”).*
2.2	Side Letter between TheHuffingtonPost.com, Inc. and AOL Inc. dated March 4, 2011.
10.1	Amendment to Employment Agreement with Julie Jacobs, dated as of March 30, 2011.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2011.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2011.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2011.†
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, (ii) Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and (iv) Notes to Consolidated Financial Statements. ††

*	The exhibits to the Merger Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request.

†	This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.