Form 10-Q/A
period 2010-09-30
AOL Inc.
filed 2011-05-27
CIK 1468516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

AOL INC.

FORM 10-Q/A

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report of AOL Inc. on Form 10-Q/A (“Form 10-Q/A”) amends our Quarterly Report on Form 10-Q for the period ended September 30, 2010, which was originally filed with the Securities and Exchange Commission (the “Commission”) on November 3, 2010 (“Original Form 10-Q”). When we filed the Original Form 10-Q, we requested confidential treatment from the Commission for confidential portions of Exhibit 10.2. This Form 10-Q/A is being filed for the purpose of filing a revised Exhibit 10.2 in connection with the conclusion of the confidential treatment request process. Note that Exhibit 10.2 hereto is identical to Exhibit 10.74 to our Annual Report on Form 10-K for the year ended December 31, 2010 (“Annual Report”), which was filed on February 25, 2011.

Except as set forth below, we are not further amending any information contained within our Original Form 10-Q and have not undertaken to update forward-looking or other disclosures contained therein to speak as of the date of the Form 10-Q/A. This Form 10-Q/A does not update any of the other disclosure contained therein in any way and does not reflect events occurring after the date of the Original Form 10-Q. Such events include, among other things, the events described in our current reports on Form 8-K and Forms 10-Q and 10-K filed after the date of the Original Form 10-Q. Note that the amended information set forth in this explanatory note appears only in Items 1 and 2 of Part I and Item 6 of Part II of this Form 10-Q/A.

As a result of filing this Form 10-Q/A to reflect the revised exhibit, we are required to reflect certain subsequent events in accordance with generally accepted accounting principles (“GAAP”). As such, this Form 10-Q/A has been recast to reflect the financial condition, results of operations and cash flows of our ICQ operations (“ICQ”), which we sold in the third quarter of 2010, as continuing operations for all periods presented. At the time the Original Form 10-Q was filed, we had concluded that ICQ met the requirements for presentation as discontinued operations and in the Original Form 10-Q, the interim consolidated financial statements reflected the financial condition, results of operations and cash flows of ICQ as discontinued operations for all periods presented.

However, subsequent to the disposition of ICQ and the filing of our Original Form 10-Q and as a result of a review of the transaction by the Committee on Foreign Investment in the United States (“CFIUS”), we agreed to provide certain network infrastructure and other operational services to the buyer at a level and for a period in excess of our contractual obligations under the original transaction agreements as well as other modifications to the parties’ respective obligations under the transaction agreements. Based on the developments in the CFIUS review process, we concluded in the fourth quarter of 2010 that ICQ no longer met the criteria for presentation as discontinued operations. As a result, in this Form 10-Q/A, we recast the financial condition, results of operations and cash flows of ICQ from discontinued operations to continuing operations in the accompanying consolidated financial statements. This presentation is consistent with the presentation of ICQ in our Annual Report and our Quarterly Report on Form 10-Q for the period ended March 31, 2011, both of which reflected the results of ICQ in continuing operations.

This recast increased total revenues by $0.7 million and $17.9 million for the three and nine months ended September 30, 2010, respectively, and $10.0 million and $28.4 million for the three and nine months ended September 30, 2009, respectively, due to the inclusion of the results of ICQ in continuing operations. Income (loss) from continuing operations increased by $72.7 million and $78.6 million for the three and nine months ended September 30, 2010, respectively, and $3.9 million and $9.1 million for the three and nine months ended September 30, 2009, respectively, due to the inclusion of the results of ICQ in continuing operations. There is no impact to net income as a result of this recast.

There is no net impact to cash provided by operations, cash provided by investing activities or cash provided by financing activities as a result of the recast.

i

The recast is more fully described in “Note 1” to the consolidated financial statements herein.

Certifications from our principal executive officer and principal financial officer as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002 dated as of the date of this Form 10-Q/A are attached as Exhibits 31.1, 31.2, and 32.1.

AOL INC.

AOL INC.

AOL INC.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Form 10-Q/A contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding business strategies, market potential, future financial performance and other matters. Words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “will,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. These forward-looking statements are based on management’s current expectations and beliefs about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances. Except as required by law, we are under no obligation to, and expressly disclaim any obligation to, update or alter any forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.

Various factors could adversely affect our operations, business or financial results in the future and cause our actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in “Item 1A—Risk Factors” herein and in our Annual Report. In addition, we operate a web services company in a highly competitive, rapidly changing and consumer and technology-driven industry. This industry is affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. Our actual results could differ materially from management’s expectations because of changes in such factors.

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

References in this Form 10-Q/A to “we,” “us,” “Company,” and “AOL” refer to AOL Inc., a Delaware corporation.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition together with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q/A as well as the discussion in the “Item 1—Business” section of our Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in “Item 1A—Risk Factors” herein and in our Annual Report and “Cautionary Statement Concerning Forward-Looking Statements” herein. The disclosures below generally have not been updated from the Original Form 10-Q. See the Explanatory Note on page i for additional information.

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

In connection with the spin-off, we entered into transactions with Time Warner that either have not existed historically or that are on terms different from the terms of arrangements or agreements that existed prior to the

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

spin-off. Our historical financial information does not reflect changes that we have experienced since the spin-off or expect to experience in the future as a result of our separation from Time Warner, including changes in the financing, operations, cost structure and personnel needs of our business. Further, the financial statements for the three and nine months ended September 30, 2009 include allocations of certain Time Warner corporate expenses. We believe the assumptions and methodologies underlying the allocation of general corporate expenses are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by us if we had operated as an independent, publicly-traded company or of the costs we have incurred since the spin-off or that are expected to be incurred in the future. These allocated expenses relate to various services that historically were provided to us by Time Warner, including cash management and other treasury services, administrative services (such as government relations, tax, employee benefit administration, internal audit, accounting and human resources), equity-based compensation plan administration, aviation services, insurance coverage and the licensing of certain third-party patents.

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

Growth of our advertising revenues depends on our ability to attract consumers and increase engagement on AOL Properties by offering compelling content, products and services, as well as on our ability to monetize such engagement by offering effective advertising solutions. In order to attract consumers and generate increased engagement, we have developed and acquired, and in the future will continue to develop and acquire, content, products and services designed to meet these goals. Google Inc. (“Google”) is, except in certain limited circumstances, the exclusive web search provider for AOL Properties. In connection with these search services, Google provides us with a share of the revenue generated through paid text-based search and contextual advertising on AOL Properties. For the three and nine months ended September 30, 2010, advertising revenues associated with the Google relationship (substantially all of which were search and contextual revenues generated on AOL Properties) were $92.3 million and $308.9 million, respectively. We have extended the search partnership with Google for an additional five-year period until December 31, 2015. The majority of the revised terms in this agreement take effect on January 1, 2011. Additionally, on September 1, 2010, AOL and Google entered into a binding Memorandum of Understanding pursuant to which the parties will work together to expand the alliance to include the provision of mobile search and mobile search advertising services to AOL as well as extend the term of and expand the existing search advertising international agreements. AOL and Google also entered into a video partnership that will feature AOL’s video content on YouTube, which became effective on August 27, 2010.

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

Trends, Challenges and Uncertainties Impacting Our Business

The web services industry is highly competitive and rapidly changing. Trends, challenges and uncertainties that may have a significant impact on our business, our opportunities and our ability to execute our strategy include the following:

•

Commerce, information and advertising continue to migrate to the Internet and away from traditional media outlets at both the national and local levels. Additionally, traditional media outlets are facing significant economic challenges. We believe these continuing trends will create strategic growth

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

opportunities for us to attract new consumers and develop new and effective advertising solutions. As part of our restructuring initiative that began late in 2009, we announced a plan to reduce operating costs and reinvest up to $100 million of those savings in existing strategic areas. As part of this plan and to expand our local strategic initiatives, we began executing on our previously announced plans to invest up to $50 million in Patch, our community-specific news and information platform, during 2010. We expect to shift a portion of the remainder of our $100 million reinvestment from other areas to Patch, such that we currently anticipate that we will increase our investment in Patch during the remainder of 2010 in order to accelerate the launch of Patch sites.

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

On July 8, 2010, we completed the sale of ICQ for $187.5 million in cash (subject to working capital adjustments). ICQ provides online instant messaging services and products, as well as software related to such services and products, primarily to international online consumers. We recorded a pre-tax gain on this sale of $119.6 million in the third quarter of 2010. We believe that any working capital adjustments to the sales price will be finalized no later than the first quarter of 2011 and could result in an adjustment to the recorded gain which we do not expect to be material. Sales proceeds included $5.4 million which was allocated to our obligation to provide certain network infrastructure services to the buyer. This amount has been deferred and will be recognized as other income when we have fulfilled this obligation. If we are unable to fulfill our obligation to provide certain network infrastructure within twelve months of the date of sale, the buyer potentially has the right to claim losses under the agreement with us, which would be subject to a cap of $28.1 million. We do not expect any claims associated with this right as we expect to fulfill our obligations within the allotted time frame.

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

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Subsequent to the disposition of ICQ and the filing of our Original Form 10-Q and as a result of a review of the transaction by the CFIUS, we agreed to provide certain network infrastructure and other operational services to the buyer at a level and for a period in excess of our contractual obligations under the original transaction agreements as well as other modifications to the parties’ respective obligations under the transaction agreements. As a result of the developments in the CFIUS review process, we concluded that ICQ no longer meets the criteria for presentation as discontinued operations. See “Note 1” for additional information on the recast of ICQ results.

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

Recent Accounting Standards

See “Note 1” in our accompanying consolidated financial statements for a discussion of recent accounting standards.

Consolidated Results

The following table presents our revenues, by revenue type, for the periods presented (in millions):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2010	2009		2010	2009
Revenues:
Advertising	$293.5	$411.7	(29)%	$952.5	$1,268.1	(25)%
Subscription	244.8	332.2	(26)%	787.7	1,081.4	(27)%
Other	25.9	30.0	(14)%	80.5	89.6	(10)%

Total revenues	$564.2	$773.9	(27)%	$1,820.7	$2,439.1	(25)%

The following table presents our revenues, by revenue type, as a percentage of total revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Advertising	52%	53%	52%	52%
Subscription	43	43	43	44
Other	5	4	5	4

Total revenues	100%	100%	100%	100%

Advertising Revenues

Advertising revenues are generated on AOL Properties through display advertising and search and contextual advertising, as described in “Overview—Our Business.” Agreements for advertising on AOL Properties typically take the form of impression-based contracts in which we provide impressions in exchange for a fixed fee (generally stated as cost-per-thousand impressions), time-based contracts in which we provide a minimum number of impressions over a specified time period for a fixed fee or performance-based contracts in which performance is measured in terms of either “click-throughs” when a user clicks on a company’s advertisement or other user actions such as product/customer registrations, survey participation, sales leads or product purchases. In addition, agreements with advertisers can include other advertising-related elements such as content sponsorships, exclusivities or advertising effectiveness research.

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

Advertising revenues on AOL Properties and the Third Party Network for the three and nine months ended September 30, 2010 and 2009 are as follows (in millions):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2010	2009		2010	2009
AOL Properties:
Display	$121.0	$142.2	(15)%	$369.3	$427.5	(14)%
Search and Contextual	99.7	145.5	(31)%	331.7	464.4	(29)%

Total AOL Properties	220.7	287.7	(23)%	701.0	891.9	(21)%
Third Party Network	72.8	124.0	(41)%	251.5	376.2	(33)%

Total advertising revenues	$293.5	$411.7	(29)%	$952.5	$1,268.1	(25)%

Advertising revenue declined $118.2 million and $315.6 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. Of this decline, $71.0 million and $188.0 million, respectively, for the three and nine months ended September 30, 2010 related to AOL-implemented initiatives to wind down or shut down certain products and shut down or reduce operations internationally. The most significant impact from these initiatives drove declines in Third Party Network revenue of $46.9 million and $124.1 million for the three and nine months ended September 30, 2010, respectively, associated with European shutdowns and de-emphasis of the typically low margin search engine campaign management and lead generation affiliate products. In addition, we experienced declines in search and contextual revenue of $14.7 million and $40.4 million for the three and nine months ended September 30, 2010, respectively, primarily due to the de-emphasis of our contextual products and fewer queries in Germany and France where we have reduced operations and declines from ICQ which we sold during the third quarter of 2010. International display revenues declined by $9.4 million and $23.5 million for the three and nine months ended September 30, 2010, respectively, related to our reduced operations in Germany and France and declines from Bebo and ICQ.

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

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

For all periods presented in this Form 10-Q/A, we have had a contractual relationship with Google whereby we generate revenues through paid text-based search and contextual advertising on AOL Properties provided by Google, which represent a significant percentage of the advertising revenues generated by AOL Properties. For the three and nine months ended September 30, 2010, the revenues associated with the Google relationship (substantially all of which were search and contextual revenues generated on AOL Properties) were $92.3 million and $308.9 million, respectively, as compared to the three and nine months ended September 30, 2009, where such revenues were $134.9 million and $421.9 million, respectively.

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

The number of domestic AOL-brand access subscribers was 4.1 million and 5.4 million at September 30, 2010 and September 30, 2009, respectively. The domestic average monthly revenue per AOL-brand access subscriber (which we refer to in this Form 10-Q/A as ARPU) was $18.10 and $18.17 for the three and nine months ended September 30, 2010, respectively, compared to $18.54 and $18.43 for the three and nine months ended September 30, 2009, respectively. We include in our subscriber numbers individuals, households and entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL access service. Individuals who have registered for our free offerings, including subscribers who have migrated from paid subscription plans, are not included in the AOL-brand access subscriber numbers presented above. Subscribers to our subscription access service contribute to our ability to generate advertising revenues.

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

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Other revenues decreased 14% for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009 due to lower revenues from our mobile messaging services of $8.1 million. This decline was partially offset by increases in third party web hosting revenues of $2.4 million and increases in transition services revenue of $1.2 million associated with recent dispositions.

Other revenues decreased 10% for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009 due to lower revenues from our mobile messaging services of $15.0 million and a decline in licensing revenues from MapQuest’s business-to-business services of $4.5 million. These declines were partially offset by increases in third party web hosting revenues of $6.6 million and increases in licensing revenues of $4.0 million.

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

Operating Costs and Expenses

The following table presents our operating costs and expenses for the periods presented (in millions):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2010	2009		2010	2009
Costs of revenues	$342.8	$451.4	(24)%	$1,042.5	$1,398.8	(25)%
Selling, general and administrative	117.5	145.3	(19)%	378.6	406.5	(7)%
Amortization of intangible assets	22.8	31.6	(28)%	120.7	99.7	21%
Amounts related to securities litigation and government investigations, net of recoveries	-	6.8	(100)%	-	21.0	(100)%
Restructuring costs	(0.4)	10.2	NM	34.1	82.9	(59)%
Goodwill impairment charge	-	-	NM	1,414.4	-	NM
(Gain) on disposal of assets and consolidated businesses, net	(119.6)	-	NM	(119.6)	-	NM

NM = not meaningful

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following table represents our operating costs and expenses as a percentage of revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating costs and expenses:
Costs of revenues	60%	58%	57%	57%
Selling, general and administrative	21	19	21	17
Amortization of intangible assets	4	4	7	4
Amounts related to securities litigation and government investigations, net of recoveries	-	1	-	1
Restructuring costs	-	1	2	3

Subtotal of operating costs and expenses before goodwill impairment charge and gain on disposal of assets and consolidated businesses, net	85%	83%	87%	82%

Goodwill impairment charge	-	-	78	-
(Gain) on disposal of assets and consolidated businesses, net	(21)	-	(7)	-

Total operating costs and expenses	64%	83%	158%	82%

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

Costs of revenues decreased $108.6 million and $356.3 million, respectively, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. The primary drivers of the decrease in costs of revenues were decreases in TAC, personnel costs and network-related costs. TAC decreased by $69.0 million and $178.0 million, respectively, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. TAC was impacted by the decrease in advertising revenues, which drove a decline of $48.5 million and $110.3 million, respectively, primarily due to variable revenue share payments to our publishing partners for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. In addition, there were declines from a significant product distribution agreement, whereby payments previously were based on the number of personal computers shipped. Under the agreement, which was amended

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

in the first quarter of 2010, new distributions have ceased and payments are now based on a percentage of the advertising revenue we earn on the associated co-branded website. As a result, TAC associated with this agreement declined by $17.9 million and $60.5 million, respectively, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. Personnel costs, including salaries and bonuses, declined by $26.8 million and $109.2 million, respectively, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009, due to reduced headcount as a result of our 2009 restructuring initiatives, which is net of $10.2 million and $15.5 million, respectively, related to the impact of hiring new employees in areas of strategic focus. Network-related costs declined by $18.5 million and $63.6 million, respectively, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009, due to declines in depreciation expense on network equipment due to a higher percentage of in-service assets being fully depreciated and declines in narrowband network and other network-related costs, partially due to the decline in domestic AOL-brand access subscribers. Costs of revenues also included a decrease in non-network depreciation and amortization of $4.7 million and $15.8 million, respectively, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009, offset by an impairment charge of $6.2 million recorded in the third quarter of 2010 related to the plan to sell our Pacific Corporate Park assets.

Selling, General and Administrative

Selling, general and administrative expenses decreased $27.8 million for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009. The decrease was due to a $14.7 million decline related to the resolution of a French value-added tax matter in 2009, declines in external legal costs and other legal matters of $10.0 million, declines in bad debt expense of $5.2 million due to the decline in subscribers and improved collections on aged balances and declines in personnel costs of $4.6 million. Personnel cost declines were due to reduced headcount of $15.7 million as a result of our 2009 restructuring initiatives, partially offset by an increase in equity-based compensation expense of $3.7 million and an increase in recruiting expenses of $3.4 million. These decreases were partially offset by an increase in marketing costs of $7.4 million primarily associated with our rebranding efforts and an increase in consulting costs of $2.0 million.

Selling, general and administrative expenses decreased $27.9 million for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. The decrease was due to declines in personnel costs of $17.7 million, declines in external legal costs and other legal matters of $15.6 million, a $14.7 million decline related to the resolution of a French value-added tax matter in 2009, declines in bad debt expense of $7.0 million due to the decline in subscribers and improved collections on aged balances. The decline in personnel costs was due to reduced headcount of $39.2 million as a result of our 2009 restructuring initiatives, partially offset by an increase in equity-based compensation expense of $13.2 million and an increase in recruiting expenses of $6.6 million. These decreases were partially offset by an increase in marketing costs of $13.6 million primarily associated with our rebranding efforts, an increase in consulting costs of $7.5 million and an increase in other corporate costs of $4.0 million.

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

Gain on Disposal of Assets and Consolidated Businesses, Net

The gain on disposal of assets and consolidated businesses, net for the three and nine months ended September 30, 2010 of $119.6 million was related to the gain on the sale of ICQ.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Operating Income (Loss)

Operating income increased by $72.5 million for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009 due to the gain on the sale of ICQ and decreases in costs of revenues and selling, general and administrative costs, partially offset by the decline in revenues.

Operating loss was $1,050.0 million for the nine months ended September 30, 2010, as compared to operating income of $430.2 million for the nine months ended September 30, 2009. This decline was due to the goodwill impairment charge recorded in the second quarter of 2010 and the decline in revenues, partially offset by the gain on the sale of ICQ and decreases in costs of revenues, selling, general and administrative costs, restructuring costs.

Other Income Statement Amounts

The following table presents our other income statement amounts for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Other income (loss), net	$13.5	$(3.7)	$6.4	$(1.5)
Income tax provision (benefit)	42.1	50.5	(188.3)	180.4
Discontinued operations, net of tax	(0.9)	(0.5)	6.6	(1.2)

Other Income (Loss), Net

Other income, net was $13.5 million for the three months ended September 30, 2010, as compared to other loss, net of $3.7 million for the three months ended September 30, 2009. This increase was primarily due to the $17.5 million gain from the sale of our investment in Kayak and transaction costs incurred in 2009 related to the spin-off, partially offset by credit facility fees incurred in 2010.

Other income, net was $6.4 million for the nine months ended September 30, 2010, as compared to other loss, net of $1.5 million for the nine months ended September 30, 2009. This increase was primarily due to the $17.5 million gain from the sale of our investment in Kayak and transaction costs incurred in 2009 related to the spin-off, partially offset by foreign currency translation losses and credit facility fees incurred in 2010.

Income Tax Provision (Benefit)

We reported income from continuing operations before income taxes of $214.6 million for the three months ended September 30, 2010. During the three months ended September 30, 2010, we recognized tax expense of $47.2 million related to the gain on the sale of ICQ. This was offset by $7.1 million of benefit related to the recognition of tax credits and a release of a valuation allowance as a result of a tax planning strategy completed during the quarter. We also recognized a benefit of $3.8 million related to return-to-provision adjustments. As a result of these discrete items and the effect of the goodwill impairment charge (which was recorded in the second quarter of 2010 and the majority of which is non-deductible for income tax purposes) on our annual effective tax rate, the effective tax rate for the three months ended September 30, 2010 is significantly lower than the statutory U.S. federal income tax rate of 35.0%.

Our effective tax rate for income from continuing operations was 19.6% for the three months ended September 30, 2010, as compared to an effective tax rate of 40.4% for the three months ended September 30,

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

2009. The effective tax rate for the three months ended September 30, 2010 differed from the statutory U.S. federal income tax rate of 35.0% and the effective tax rate for the three months ended September 30, 2009 primarily due to the effect of the goodwill impairment charge and the impact of foreign losses on the annual effective tax rate, as well as the impact of the discrete items in the quarter discussed above.

We recorded a loss from continuing operations before income taxes of $1,043.6 million for the nine months ended September 30, 2010. Included in the loss for the nine months ended September 30, 2010 was a goodwill impairment charge of $1,414.4 million. In addition, we recorded an income tax benefit for the nine months ended September 30, 2010 of $188.3 million, of which $299.5 million for the nine months ended September 30, 2010 is related to a deferred tax asset associated with the Bebo worthless stock deduction. This deferred tax asset is expected to be used to offset our future ordinary income and capital gains, which is expected to ultimately result in cash tax savings by offsetting future U.S. federal and state income tax obligations through the worthless stock deduction. As a result of the Bebo worthless stock deduction and the discrete items during the three months ended September 30, 2010 discussed above, the effective tax rate for the nine months ended September 30, 2010 is significantly lower than the statutory U.S. federal income tax rate of 35.0%.

Our effective tax rate for income from continuing operations for the nine months ended September 30, 2010, including the effect of the deferred tax asset related to the worthless stock deduction and the goodwill impairment charge, was 18.0% as compared to 42.1% for the nine months ended September 30, 2009. The effective tax rate for the nine months ended September 30, 2010 differed from the statutory U.S. federal income tax rate of 35.0% and the effective tax rates for the nine months ended September 30, 2009 primarily due to the worthless stock deduction and the discrete items during the three months ended September 30, 2010 discussed above, partially offset by the effect of the goodwill impairment charge.

For the three and nine months ended September 30, 2010, we recorded income tax expense on discontinued operations of $0.9 million and $25.7 million, respectively. Included in the income tax expense for the nine months ended September 30, 2010 is a benefit of $25.5 million recorded in connection with the sale of buy.at, primarily related to the $18.8 million utilization of the capital loss deferred tax asset. See “Note 4” for additional information on the sale of buy.at and related capital loss deferred tax assets.

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

The following table presents our reconciliation of Adjusted OIBDA to operating income (in millions):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2010	2009		2010	2009
Operating income (loss)	$201.1	$128.6	56%	$(1,050.0)	$430.2	NM
Add: Depreciation	46.9	65.4	(28)%	153.1	206.2	(26)%
Add: Amortization of intangible assets	22.8	31.6	(28)%	120.7	99.7	21%
Add: Asset impairments	7.8	7.3	7%	1,425.1	13.9	NM
Add: Losses/(gains) on disposal of consolidated businesses, net	(119.6)	-	NM	(119.6)	-	NM
Add: Losses/(gains) on asset sales	(0.7)	(0.1)	NM	(1.2)	(0.7)	71%

Adjusted OIBDA	$158.3	$232.8	(32)%	$528.1	$749.3	(30)%

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

At September 30, 2010, our cash and equivalents totaled $623.3 million, as compared to $146.1 million at December 31, 2009.

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

Operating Activities

The following table presents cash provided by continuing operations for the periods presented (in millions):

	Nine Months Ended September 30,
	2010	2009
Net income (loss)	$(848.7)	$247.1
Less: Discontinued operations, net of tax	6.6	(1.2)

Net income (loss) from continuing operations	(855.3)	248.3
Adjustments for non-cash and non-operating items:
Depreciation and amortization	273.8	305.9
Non-cash asset impairments	1,425.1	13.9
(Gain) on sale of investments and consolidated businesses, net	(138.1)	-
Non-cash equity-based compensation	27.2	10.6
Amounts related to securities litigation and government investigations, net of recoveries	-	21.0
Deferred income taxes	(385.1)	(6.1)
All other, net, including working capital changes	138.8	179.8

Cash provided by continuing operations	$486.4	$773.4

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Cash provided by continuing operations decreased $287.0 million for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. Our operating loss was $1,050.0 million for the nine months ended September 30, 2010, a decrease of $1,480.2 million as compared to the nine months ended September 30, 2009. Excluding the decline in operating income related to the $1,414.4 million non-cash goodwill impairment charge in 2010, operating income decreased by $65.8 million. This decrease in operating income along with the decrease in cash provided by changes in working capital drove the decline in cash provided by continuing operations. The decrease in cash provided by working capital was due primarily to restructuring costs, employee bonus costs and TAC incurred in 2009 and paid in 2010.

Investing Activities

The following table presents cash provided (used) by investing activities for the periods presented (in millions):

	Nine Months Ended September 30,
	2010	2009
Investments and acquisitions, net of cash acquired	$(116.3)	$(16.3)
Proceeds from disposal of assets and consolidated businesses, net	198.7	1.0
Capital expenditures and product development costs	(70.0)	(103.8)
Investment activities from discontinued operations	14.8	(0.5)

Cash provided (used) by investing activities	$27.2	$(119.6)

Cash provided by investing activities was $27.2 million for the nine months ended September 30, 2010, as compared to cash used by investing activities of $119.6 million for the nine months ended September 30, 2009. The increase in cash provided by investing activities was due to the proceeds received in the nine months ended September 30, 2010 from the sale of ICQ of $173.1 million and buy.at of $14.8 million as well as a decrease in capital expenditures and product development costs, partially offset by an increase in cash used for acquisitions. The increase in cash used for acquisitions is due to the acquisition of 5min Media, Thing Labs, TechCrunch and StudioNow during 2010.

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

The following table presents our reconciliation of Free Cash Flow to cash provided by continuing operations (in millions):

	Nine Months Ended September 30,
	2010	2009
Cash provided by continuing operations	$486.4	$773.4
Less: Capital expenditures and product development costs	70.0	103.8
Less: Principal payments on capital leases	26.9	22.9

Free Cash Flow	$389.5	$646.7

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

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(recast)		(recast)
Revenues:
Advertising	$293.5	$411.7	$952.5	$1,268.1
Subscription	244.8	332.2	787.7	1,081.4
Other	25.9	30.0	80.5	89.6

Total revenues	564.2	773.9	1,820.7	2,439.1
Costs of revenues	342.8	451.4	1,042.5	1,398.8
Selling, general and administrative	117.5	145.3	378.6	406.5
Amortization of intangible assets	22.8	31.6	120.7	99.7
Amounts related to securities litigation and government investigations, net of recoveries	-	6.8	-	21.0
Restructuring costs	(0.4)	10.2	34.1	82.9
Goodwill impairment charge	-	-	1,414.4	-
(Gain) on disposal of assets and consolidated businesses, net	(119.6)	-	(119.6)	-

Operating income (loss)	201.1	128.6	(1,050.0)	430.2
Other income (loss), net	13.5	(3.7)	6.4	(1.5)

Income (loss) from continuing operations before income taxes	214.6	124.9	(1,043.6)	428.7
Income tax provision (benefit)	42.1	50.5	(188.3)	180.4

Income (loss) from continuing operations	172.5	74.4	(855.3)	248.3
Discontinued operations, net of tax	(0.9)	(0.5)	6.6	(1.2)

Net income (loss)	171.6	73.9	(848.7)	247.1
Less: Net loss attributable to noncontrolling interests	-	0.1	-	0.3

Net income (loss) attributable to AOL Inc.	$171.6	$74.0	$(848.7)	$247.4

Amounts attributable to AOL Inc.:
Income (loss) from continuing operations	$172.5	$74.5	$(855.3)	$248.6
Discontinued operations, net of tax	(0.9)	(0.5)	6.6	(1.2)

Net income (loss) attributable to AOL Inc.	$171.6	$74.0	$(848.7)	$247.4

Per share information attributable to AOL Inc. common stockholders:
Basic income (loss) per common share from continuing operations	$1.62	$0.70	$(8.02)	$2.35
Discontinued operations, net of tax	(0.01)	-	0.06	(0.01)

Basic net income (loss) per common share	$1.61	$0.70	$(7.96)	$2.34

Diluted income (loss) per common share from continuing operations	$1.61	$0.70	$(8.02)	$2.35
Discontinued operations, net of tax	(0.01)	-	0.06	(0.01)

Diluted net income (loss) per common share	$1.60	$0.70	$(7.96)	$2.34

Shares used in computing basic income per common share	106.7	105.8	106.6	105.8

Shares used in computing diluted income per common share	107.3	105.8	106.6	105.8

See accompanying notes.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	September 30, 2010	December 31, 2009
	(unaudited)	(recast)
Assets
Current assets:
Cash and equivalents	$623.3	$146.1
Accounts receivable, net of allowances of $22.8 and $31.6, respectively	285.8	440.0
Prepaid expenses and other current assets	40.5	33.1
Deferred income taxes	211.4	44.7
Assets held for sale	127.8	-
Current assets of discontinued operations	-	23.5

Total current assets	1,288.8	687.4
Property and equipment, net	525.7	704.7
Goodwill	787.5	2,171.6
Intangible assets, net	117.0	210.4
Long-term deferred income taxes	330.5	136.8
Long-term assets of discontinued operations	-	27.0
Other long-term assets	28.5	25.2

Total assets	$3,078.0	$3,963.1

Liabilities and Equity
Current liabilities:
Accounts payable	$79.2	$100.4
Accrued compensation and benefits	96.6	90.7
Accrued expenses and other current liabilities	396.0	400.4
Deferred revenue	109.2	113.5
Current portion of obligations under capital leases	34.9	32.4
Current liabilities of discontinued operations	-	14.0

Total current liabilities	715.9	751.4
Obligations under capital leases	47.7	41.5
Restructuring liabilities	9.0	28.3
Deferred income taxes	9.4	2.4
Long-term liabilities of discontinued operations	-	7.0
Other long-term liabilities	80.7	69.6

Total liabilities	862.7	900.2

Commitments and contingencies (See Note 10)
Equity:
Common stock, $0.01 par value, 106.7 million and 105.8 million shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	1.1	1.1
Additional paid-in capital	3,370.2	3,355.5
Accumulated other comprehensive loss, net	(286.9)	(275.1)
Accumulated deficit for the period subsequent to November 2, 2009	(869.1)	(20.4)

Total AOL Inc. stockholders’ equity	2,215.3	3,061.1
Noncontrolling interest	-	1.8

Total equity	2,215.3	3,062.9

Total liabilities and equity	$3,078.0	$3,963.1

See accompanying notes.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; In millions)

	Nine Months Ended September 30,
	2010	2009
	(recast)
Operations
Net income (loss)	$(848.7)	$247.1
Less: Discontinued operations, net of tax	6.6	(1.2)

Net income (loss) from continuing operations	(855.3)	248.3
Adjustments for non-cash and non-operating items:
Depreciation and amortization	273.8	305.9
Asset impairments	1,425.1	13.9
(Gain) on sale of investments and consolidated businesses, net	(138.1)	-
Equity-based compensation	27.2	10.6
Amounts related to securities litigation and government investigations, net of recoveries	-	21.0
Other non-cash adjustments	11.3	9.2
Deferred income taxes	(385.1)	(6.1)
Changes in operating assets and liabilities, net of acquisitions	127.5	170.6

Cash provided by continuing operations	486.4	773.4
Cash provided (used) by discontinued operations	(0.8)	0.5

Cash provided by operations	485.6	773.9

Investing Activities
Investments and acquisitions, net of cash acquired	(116.3)	(16.3)
Proceeds from disposal of assets and consolidated businesses, net	198.7	1.0
Capital expenditures and product development costs	(70.0)	(103.8)
Investment activities from discontinued operations	14.8	(0.5)

Cash provided (used) by investing activities	27.2	(119.6)

Financing Activities
Principal payments on capital leases	(26.9)	(22.9)
Net distribution to Time Warner	-	(683.5)
Tax withholdings related to net share settlements of restricted stock units	(4.3)	-
Other	-	(9.8)

Cash used by financing activities	(31.2)	(716.2)

Effect of exchange rate changes on cash and equivalents	(5.3)	3.9
Increase (decrease) in cash and equivalents	476.3	(58.0)
Cash and equivalents at beginning of period	147.0	134.7

Cash and equivalents at end of period	623.3	76.7
Less: Cash and equivalents of discontinued operations at end of period	-	(0.1)

Cash and equivalents of continuing operations at end of period	$623.3	$76.8

Supplemental disclosures of cash flow information
Cash paid for interest	$7.0	$2.9

Cash paid for taxes	$4.0	$204.6

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

Basis of Presentation

Changes in Basis of Presentation

The Company’s third quarter 2010 consolidated financial statements included in its Quarterly Report on Form 10-Q for the period ended September 30, 2010, which was originally filed with the Securities and Exchange Commission (the “Commission”) on November 3, 2010 (“Original Form 10-Q”) were prepared reflecting the financial condition, results of operations and cash flows of the Company’s ICQ operations (“ICQ”), which the Company sold in the third quarter of 2010, as discontinued operations for all periods presented, since at the time the Original Form 10-Q was filed, the Company had concluded that ICQ met the requirements for presentation as discontinued operations.

However, subsequent to the disposition of ICQ and the filing of the Original Form 10-Q and as a result of a review of the transaction by the Committee on Foreign Investment in the United States (“CFIUS”), the Company agreed to provide certain network infrastructure and other operational services to the buyer at a level and for a period in excess of its contractual obligations under the original transaction agreements as well as other modifications to the parties’ respective obligations under the transaction agreements. Based on the developments in the CFIUS review process, the Company concluded in the fourth quarter of 2010 that ICQ no longer met the criteria for presentation as discontinued operations. As a result, in this Form 10-Q/A, the Company recast the financial condition, results of operations and cash flows of ICQ from discontinued operations to continuing operations. This presentation is consistent with the presentation of ICQ in the Annual Report and the Quarterly Report on Form 10-Q for the period ended March 31, 2011, both of which reflected the results of ICQ in continuing operations.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The effects of the recast on the consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 are summarized as follows (in millions, except per share amounts):

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Previously Reported	Adjustments	Recast	Previously Reported	Adjustments	Recast
Total revenues	$563.5	$0.7	$564.2	$763.9	$10.0	$773.9
(Gain) on disposal of assets and consolidated businesses, net	-	(119.6)	(119.6)	-	-	-
Operating income	80.9	120.2	201.1	122.0	6.6	128.6
Income tax provision (benefit)	(5.4)	47.5	42.1	47.9	2.6	50.5
Income from continuing operations	99.8	72.7	172.5	70.5	3.9	74.4
Discontinued operations, net of tax	71.8	(72.7)	(0.9)	3.4	(3.9)	(0.5)

Per share information attributable to AOL Inc. common stockholders:
Basic income per common share from continuing operations	0.94	0.68	1.62	0.67	0.03	0.70
Basic income (loss) per common share from discontinued operations, net of tax	0.67	(0.68)	(0.01)	0.03	(0.03)	-
Diluted income per common share from continuing operations	0.93	0.68	1.61	0.67	0.03	0.70
Diluted income (loss) per common share from discontinued operations, net of tax	0.67	(0.68)	(0.01)	0.03	(0.03)	-

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Previously Reported	Adjustments	Recast	Previously Reported	Adjustments	Recast
Total revenues	$1,802.8	$17.9	$1,820.7	$2,410.7	$28.4	$2,439.1
(Gain) on disposal of assets and consolidated businesses, net	-	(119.6)	(119.6)	-	-	-
Operating income (loss)	(1,179.8)	129.8	(1,050.0)	412.8	17.4	430.2
Income tax provision (benefit)	(239.4)	51.1	(188.3)	172.2	8.2	180.4
Income (loss) from continuing operations	(933.9)	78.6	(855.3)	239.2	9.1	248.3
Discontinued operations, net of tax	85.2	(78.6)	6.6	7.9	(9.1)	(1.2)

Per share information attributable to AOL Inc. common stockholders:
Basic income (loss) per common share from continuing operations	(8.76)	0.74	(8.02)	2.27	0.08	2.35
Basic income (loss) per common share from discontinued operations, net of tax	0.80	(0.74)	0.06	0.07	(0.08)	(0.01)
Diluted income (loss) per common share from continuing operations	(8.76)	0.74	(8.02)	2.27	0.08	2.35
Diluted income (loss) per common share from discontinued operations, net of tax	0.80	(0.74)	0.06	0.07	(0.08)	(0.01)

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The effects of the recast on the consolidated balance sheet as of December 31, 2009 are summarized as follows (in millions):

	As of December 31, 2009
	Previously Reported	Adjustments	Recast
Goodwill	$2,119.1	$52.5	$2,171.6
Long-term deferred income taxes	153.9	(17.1)	136.8
Long-term assets of discontinued operations	83.8	(56.8)	27.0
Total assets	3,980.2	(17.1)	3,963.1
Long-term liabilities of discontinued operations	24.3	(17.3)	7.0
Total liabilities and stockholders’ equity	3,980.2	(17.1)	3,963.1

There is no net impact to cash provided by operations, cash provided by investing activities or cash provided by financing activities as a result of the recast.

The interim consolidated financial statements for 2009 have been recast so that the basis of presentation is consistent with that of the interim consolidated financial statements for 2010. This recast reflects the financial condition, results of operations and cash flows of Perfiliate Limited (doing business as buy.at) as discontinued operations for all periods presented. This recast was reflected in the Original Form 10-Q.

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Information about Geographical Areas

Revenues in different geographical areas are as follows (in millions):

	Three Months Ended September 30,(a)		Nine Months Ended September 30,(a)
	2010	2009	2010	2009
United States	$521.8	$680.6	$1,647.7	$2,155.9

United Kingdom	23.4	40.9	77.8	119.0
Germany	8.3	13.4	29.5	42.7
France	1.6	14.7	15.9	51.1
Canada	7.9	8.8	26.8	25.4
Other international	1.2	15.5	23.0	45.0

Total international	42.4	93.3	173.0	283.2

Total	$564.2	$773.9	$1,820.7	$2,439.1

(a)	Revenues are attributed to countries based on the location of customers.

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table is a reconciliation of basic and diluted income per common share from continuing operations (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss) attributable to AOL Inc. common stockholders	$171.6	$74.0	$(848.7)	$247.4

Shares used in computing basic income per common share	106.7	105.8	106.6	105.8
Dilutive effect of equity-based awards	0.6	-	-	-

Shares used in computing diluted income per common share	107.3	105.8	106.6	105.8

Basic net income (loss) per common share	$1.61	$0.70	$(7.96)	$2.34

Diluted net income (loss) per common share	$1.60	$0.70	$(7.96)	$2.34

NOTE 3—GOODWILL

A summary of changes in the Company’s goodwill during the nine months ended September 30, 2010 is as follows (in millions):

	Gross Goodwill	Impairments	Net Goodwill
December 31, 2009	$36,382.3	$(34,210.7)	$2,171.6
Acquisitions, dispositions and adjustments	48.7	-	48.7
Impairments	-	(1,414.4)	(1,414.4)
Translation and other adjustments	(18.4)	-	(18.4)

September 30, 2010	$36,412.6	$(35,625.1)	$787.5

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On July 8, 2010, the Company completed the sale of ICQ for $187.5 million in cash (subject to working capital adjustments). ICQ provides online instant messaging services and products, as well as software related to such services and products, primarily to international online consumers. The Company recorded a pre-tax gain on this sale of $119.6 million in the third quarter of 2010. The Company believes that any working capital adjustments to the sales price will be finalized no later than the first quarter of 2011 and could result in an adjustment to the recorded gain, which we do not expect to be material. Sales proceeds included $5.4 million which was allocated to the Company’s obligation to provide certain network infrastructure related services to the buyer. This amount has been deferred and will be recognized as other income when the obligation is fulfilled, which is expected to occur in the first half of 2011. If the obligation to provide certain network infrastructure services cannot be fulfilled within twelve months of the date of sale, the buyer potentially has the right to claim losses under the agreement with us, which would be subject to a cap of $28.1 million. No claims associated with this right are expected as the Company expects to fulfill the performance obligation within the allotted time frame.

From a tax perspective, $40.5 million of the gain related to the sale of ICQ qualifies as a capital gain, which is being offset by a portion of the capital loss deferred tax asset recorded in connection with the sale of buy.at.

Subsequent to the disposition of ICQ and the filing of its Original Form 10-Q and as a result of a review of the transaction by CFIUS, the Company agreed to provide certain network infrastructure and other operational services to the buyer at a level and for a period in excess of its contractual obligations under the original transaction agreements as well as other modifications to the parties’ respective obligations under the transaction agreements. As a result of the developments in the CFIUS review process, the Company concluded that ICQ no longer meets the criteria for presentation as discontinued operations. See “Note 1” for additional information on the recast of ICQ results.

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Summary of Discontinued Operations

Discontinued operations for the three and nine months ended September 30, 2010 and 2009 reflect the financial condition, results of operations and cash flows of buy.at. The consolidated statement of operations for the nine months ended September 30, 2010 includes the results of operations of buy.at for the period from January 1, 2010 through the sale date of February 26, 2010, the pre-tax loss on the sale of buy.at and the income tax benefit associated with the capital loss deferred tax asset generated by the buy.at sale. Financial data for discontinued operations for the three and nine months ended September 30, 2010 and 2009 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total revenues	$-	$2.9	$2.0	$8.6

Pre-tax loss (before loss on sale of business)	-	(1.1)	(0.5)	(2.6)
Loss on sale of business	-	-	(18.6)	-
Income tax (provision) benefit	(0.9)	0.6	25.7	1.4

Net income (loss) attributable to AOL Inc.	$(0.9)	$(0.5)	$6.6	$(1.2)

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 6—INCOME TAXES

The Company reported income from continuing operations before income taxes of $214.6 million for the three months ended September 30, 2010. During the three months ended September 30, 2010, the Company recognized tax expense of $47.2 million related to the gain on the sale of ICQ. This was offset by $7.1 million of benefit related to the recognition of tax credits and a release of a valuation allowance as a result of a tax planning strategy completed during the quarter. The Company also recognized a benefit of $3.8 million related to return-to-provision adjustments. As a result of these discrete items and the effect of the goodwill impairment charge (which was recorded in the second quarter of 2010 and the majority of which is non-deductible for income tax purposes) on the Company’s annual effective tax rate, the effective tax rate for the three months ended September 30, 2010 is significantly lower than the statutory U.S. federal income tax rate of 35.0%.

The Company’s effective tax rate for income from continuing operations was 19.6% for the three months ended September 30, 2010, as compared to an effective tax rate of 40.4% for the three months ended September 30, 2009. The effective tax rate for the three months ended September 30, 2010 differed from the statutory U.S. federal income tax rate of 35.0% and the effective tax rates for the three months ended September 30, 2009 primarily due to the effect of the goodwill impairment charge and the impact of foreign losses on the annual effective tax rate, as well as the impact of the discrete items in the quarter discussed above.

The Company recorded a loss from continuing operations before income taxes of $1,043.6 million for the nine months ended September 30, 2010. Included in the loss for the nine months ended September 30, 2010 was a goodwill impairment charge of $1,414.4 million. In addition, the Company recorded an income tax benefit for the nine months ended September 30, 2010 of $188.3 million, of which $299.5 million for the nine months ended September 30, 2010 is related to a deferred tax asset associated with the Bebo worthless stock deduction. This deferred tax asset is expected to be used to offset future ordinary income and capital gains of the Company, which is expected to ultimately result in cash tax savings by offsetting future U.S. federal and state income tax obligations through the worthless stock deduction. As a result of the Bebo worthless stock deduction and the discrete items during the three months ended September 30, 2010 discussed above, the effective tax rate for the nine months ended September 30, 2010 is significantly lower than the statutory U.S. federal income tax rate of 35.0%.

The Company’s effective tax rate for income from continuing operations for the nine months ended September 30, 2010, including the effect of the deferred tax asset related to the worthless stock deduction and the goodwill impairment charge, was 18.0% as compared to 42.1% for the nine months ended September 30, 2009. The effective tax rate for the nine months ended September 30, 2010 differed from the statutory U.S. federal income tax rate of 35.0% and the effective tax rates for the nine months ended September 30, 2009 primarily due to the worthless stock deduction and the discrete items during the three months ended September 30, 2010 discussed above, partially offset by the effect of the goodwill impairment charge.

For the three and nine months ended September 30, 2010, the Company recorded an income tax expense on discontinued operations of $0.9 million and an income tax benefit on discontinued operations of $25.7 million,

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

respectively. Included in the income tax benefit for the nine months ended September 30, 2010 is a benefit of $25.5 million recorded in connection with the sale of buy.at, primarily related to the $18.8 million utilization of the capital loss deferred tax asset. See “Note 4” for additional information on the sale of buy.at and related capital loss deferred tax assets.

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Equity-Based Compensation Expense

Compensation expense recognized by AOL related to its equity-based compensation plan and for its participation in Time Warner’s equity-based compensation plans, prior to the spin-off, is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock options	$4.0	$0.8	$12.6	$3.4
RSUs and performance stock units (PSUs)(a)	4.3	2.0	14.6	7.2

Total equity-based compensation expense	$8.3	$2.8	$27.2	$10.6

Tax benefit recognized	$3.3	$1.1	$10.8	$4.5

(a)	AOL has only granted RSUs to employees. Prior to the spin-off, Time Warner granted RSUs and PSUs to AOL employees.

As of September 30, 2010, the Company had 5.7 million stock options and 3.2 million RSUs outstanding to employees, advisors and non-employee directors. The weighted-average exercise price of the stock options and the weighted average grant date fair value of the RSUs outstanding as of September 30, 2010 were $22.43 and $23.42, respectively.

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

See the Exhibit Index immediately following the signature page of this Form 10-Q/A.

AOL INC.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 27, 2011.

AOL INC.

By	/S/ ARTHUR MINSON
Name:	Arthur Minson
Title:	Executive Vice President and Chief Financial and Administrative Officer

AOL INC.

EXHIBIT INDEX

Exhibit Number	Description
10.1	Twenty-Ninth Amendment to Amended and Restated Interactive Marketing Agreement between AOL Inc. and Google Inc. (“IMA”), dated July 30, 2010 and effective July 1, 2010 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 3, 2010).*
10.2	Thirtieth Amendment to IMA, dated September 1, 2010 *
10.3	Letter Agreement between AOL Inc., Polar Capital Group, LLC and Polar News Company, LLC, dated July 16, 2010 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated November 3, 2010).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010. †

*	Portions of this agreement have been omitted pursuant to a request for confidential treatment.

†	This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.