Form 10-Q
period 2011-06-30
AOL Inc.
filed 2011-08-09
CIK 1468516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 5, 2011, the number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding was 106,970,264.

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

Further, lower than expected market valuations associated with our cash flows and revenues may result in our inability to realize the value of recorded intangibles and goodwill. In addition, achieving our business and financial objectives, including growth in operations and maintenance of a strong balance sheet and liquidity position, could be adversely affected by the factors discussed or referenced in “Item 1A—Risk Factors” in our Annual Report as well as, among other things:

•	changes in our plans, strategies and intentions;

•	the impact of significant acquisitions, dispositions and other similar transactions;

•	our ability to attract and retain key employees;

•	any cost reductions, restructuring actions or similar efforts, including with respect to any associated savings, charges or other amounts;

•	market adoption of new products and services;

•	the failure to meet earnings expectations;

•	asset impairments;

•	decreased liquidity in the capital markets;

•	our ability to access the capital markets for debt securities or bank financings; and

•	the impact of “cyber warfare” or terrorist acts and hostilities.

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

•	Results of operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2011 and 2010.

•

Liquidity and capital resources. This section provides a discussion of our current financial condition and an analysis of our cash flows for the six months ended June 30, 2011 and 2010. This section also provides an update to the discussion in our Annual Report of our customer credit risk and includes a discussion of the amount of financial capacity available to fund our future commitments and ongoing operating activities.

•

Critical accounting policies. This section identifies those accounting policies that are considered important to our results of operations and financial condition and require significant judgment and estimates on the part of management.

Overview

Our Business

We are a leading global web services company with an extensive suite of brands and offerings and a substantial worldwide audience. Our business spans online content, products and services that we offer to consumers, publishers and advertisers. We are focused on attracting and engaging consumers and providing valuable online advertising services. We market our offerings to advertisers on both AOL Properties and the Third Party Network under the brand “AOL Advertising.” Through the Advertising.com Group, we provide third party publishers with premium products and services intended to make their websites attractive to brand advertisers, such as video and custom content production, in addition to offering ad serving and sales of third party advertising inventory. Our AOL-brand access subscription service, which we offer consumers in the United States for a monthly fee, is a valuable distribution channel for AOL Properties.

AOL Properties include our owned and operated content, products and services in the Content, Local, Paid Services and Applications and Commerce strategy areas, in addition to our AOL Ventures offerings. AOL Properties also include co-branded websites owned by third parties for which certain criteria have been met,

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

including that the Internet traffic has been assigned to us. We generate advertising revenues from AOL Properties through the sale of display advertising and search and contextual advertising. Display advertising revenue is generated by the display of graphical advertisements and other performance-based advertising. We offer advertisers marketing and promotional opportunities to purchase specific placements of advertising directly on AOL Properties (i.e., in particular locations and on specific dates). In addition, we offer advertisers the opportunity to bid on unreserved advertising inventory on AOL Properties utilizing our proprietary scheduling, optimization and delivery technology. We collectively refer to revenue associated with these offerings as premium display advertising revenue. Finally, advertising inventory on AOL Properties not sold directly to advertisers, as described above, may be included for sale to advertisers with inventory purchased from third-party publishers in the Third Party Network. Search and contextual advertising revenue is generated when a consumer clicks on a text-based advertisement on AOL Properties. These text-based advertisements are either generated from a consumer-initiated search query or placed on sites targeted by advertisers based on the content of the websites.

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

Visibility into advertising revenue is limited due to the fact that many advertising agreements are executed during the quarter that the advertising is displayed. During the remainder of 2011, we expect that our search and contextual revenues will continue to decline as compared to the same period in 2010, driven by a decline in domestic search queries, primarily due to the decline in our domestic AOL-brand access subscribers.

Growth of our advertising revenues depends on our ability to attract consumers and increase engagement on AOL Properties by offering compelling content, products and services, as well as on our ability to provide effective advertising solutions and optimize our inventory monetization. In order to attract consumers and generate increased engagement, we have developed and acquired, and intend to continue to develop and acquire, content, products and services designed to meet these goals. These actions include the development and acquisition of a number of platforms that are designed to facilitate the production, aggregation, distribution and consumption of national and local content. Additionally, through our acquisition of TheHuffingtonPost.com, Inc. (“The Huffington Post”) on March 4, 2011 and the creation of the AOL Huffington Post Media Group (“HPMG”), we plan to accelerate our strategy to deliver a scaled and differentiated array of premium news, analysis, commentary and entertainment.

Our current access service subscriber base has declined and is expected to continue to decline as a result of several factors, including the increased availability of high-speed broadband Internet connections, the fact that a significant amount of online content, products and services has been optimized for use with broadband Internet connections and the effects of our strategic shift to a Company focused on generating advertising revenues, which resulted in us essentially eliminating our marketing efforts for our subscription access service and the free availability of the vast majority of our content, products and services. As our access subscriber base declines, we need to maintain the engagement of former subscribers and increase the number and engagement of other consumers on AOL Properties. In addition to developing and offering engaging content, products and services, we seek to retain our access subscribers by including additional products and services in their paid subscription plans for no additional charge or at a discounted rate. Further, we have transitioned and will continue to seek to transition a substantial percentage of those access subscribers who are terminating their paid access subscriptions to free AOL Properties offerings.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Historically, our primary subscription service has been our subscription access service. To supplement our subscription access service, we are marketing new products and services that are either third party or AOL-developed products. We earn performance-based fees in relation to marketing third party products and services. To facilitate this, in the first quarter of 2011 we launched the next phase of a single consumer-facing platform that allows us to manage and distribute these additional products to Internet consumers. We offer these products to our current and former access subscribers as well as other Internet consumers.

Our subscription revenues have relatively low direct costs, and accordingly, our subscription access service has a significant positive impact on our operating income (loss). Although our subscription revenues have declined and are expected to continue to decline, we believe that our subscription access service will continue to provide us with an important source of revenue and cash flow for the foreseeable future. The revenue and cash flow generated from our subscription access service will help us pursue our strategic initiatives and continue the transition of our business toward attracting and engaging Internet consumers and generating advertising revenues. We expect our total revenues and operating income as compared to the same prior year period to decline in the near term, primarily due to declines in subscription revenue and search and contextual revenue as a result of the continuing decline in our current access subscriber base.

Key indicators to understanding our operating results include:

•	Growth of advertising revenues;

•	Unique visitors to AOL Properties;

•	Monthly average churn and average paid tenure of our AOL-brand access subscribers;

•	Our investment in growth areas, such as the local online market; and

•	Our ability to manage our operating cost structure.

Trends, Challenges and Uncertainties Impacting Our Business

The web services industry is highly competitive and rapidly changing. Trends, challenges and uncertainties that may have a significant impact on our business, our opportunities and our ability to execute our strategy include the following:

•

Advertising, commerce and information continue to migrate to the Internet and away from traditional media outlets. Additionally, traditional media outlets are facing significant economic challenges. We believe these continuing trends will create strategic growth opportunities for us to attract new consumers and develop new and effective advertising solutions.

•

We believe that there is a significant strategic growth opportunity in providing local content, platforms and services covering geographic locations ranging from neighborhoods to major metropolitan areas. Patch is our community-specific news and information platform dedicated to providing comprehensive and trusted local coverage for individual towns and communities. We have made and for the foreseeable future will continue to make significant investments in Patch and, as of August 5, 2011, we had 856 active Patch towns. We are currently focusing on developing and offering compelling local content and growing user engagement within Patch towns. We intend to increase our focus on monetization opportunities during the next phase of our development of Patch.

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

•

We believe there is growing advertiser demand for innovation in online advertising formats to be more conducive to product branding and to more closely mirror experiences offered by offline formats. To address this opportunity, we have offered an innovative advertising format (which we refer to internally as “Project Devil”), since the third quarter of 2010, that seeks to enhance the consumer experience by improving the aesthetic quality, impact and interactivity of online advertising, while also providing solutions for advertisers looking for innovative ways to showcase their products and services to consumers. This advertising format is being offered to advertisers on the vast majority of AOL Properties as well as through the Third Party Network.

•

The amount of content that is available online continues to expand. To address this rapid expansion, we own and we partner with third parties to offer a variety of sites that we expect to continue to drive consumer engagement, focusing on target audiences such as women, local and influencers. We believe that our acquisition of The Huffington Post will solidify our strategy of creating a global content brand network while providing our consumers with an array of news, analysis, commentary and entertainment. We are continuing to expand our distribution of our content, products and services on multiple platforms and digital devices, including on portable wireless devices such as smartphones and tablets (e.g., iPhone, iPad, Android-based devices and Blackberry).

•

The method of Internet access continues to shift away from dial-up access. This trend, along with the free availability of the vast majority of our content, products and services, has contributed to, and we expect it will continue to contribute to, the decline in the number of our current access subscribers. As a result of these factors, we expect subscription revenues to continue to decline in the future. In March 2010, we began to offer new online products and services, beyond our traditional access product, to our access subscribers and other consumers. We expect that these products will allow us to grow new paid services and further moderate churn.

•

We are supplementing our business strategy through targeted acquisitions. We made a number of acquisitions in 2010 and the first quarter of 2011 and we expect the integration of key talent and products resulting from these acquisitions to help us achieve our objective of increasing traffic by enhancing the user experience. To accelerate our strategy, we acquired The Huffington Post which we expect to allow us to deliver a scaled and differentiated array of premium news, analysis, commentary and entertainment. As a result of our recent acquisitions, we are increasing video streams and reach through video platforms and networks offered by 5 Minutes Ltd. (“5Min”) and goviral A/S (“goviral”) and improving premium format advertising offerings through Pictela, Inc.

•

Part of our strategy with respect to targeted acquisitions is to ensure that the key employees are incentivized to remain with AOL following the acquisition. In connection with our 2010 and 2011 acquisitions, we entered into certain incentive cash compensation arrangements with key employees of the acquired companies. We record amounts associated with these arrangements as compensation expense over the future service period of the employees of the acquired companies. For the three and six months ended June 30, 2011, we recorded compensation expense of $10.6 million and $19.0 million, respectively, related to incentive cash compensation arrangements made in connection with our 2010 and 2011 acquisitions. We expect to record compensation expense associated with the incentive arrangements with

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

key employees of these acquisitions of $18.6 million, $16.6 million and $3.2 million in the remainder of 2011, in 2012 and in 2013, respectively. We expect the future cash outlay related to these incentive arrangements to be $10.6 million, $29.5 million and $22.3 million in the remainder of 2011, in 2012 and in 2013, respectively. These amounts are subject to change based on actual forfeitures and the impact of retention arrangements in connection with any new acquisitions completed in the future.

Key Metrics

Audience Metrics

We utilize unique visitor numbers to evaluate the performance of AOL Properties. Following the acquisition of The Huffington Post on March 4, 2011, AOL aligned all of its content under the newly formed HPMG, which is a subset of AOL Properties and excludes Mail, Instant Messaging and AOL Ventures. As a result of this realignment and to reflect how management views the business, we are disclosing domestic average monthly unique visitors to HPMG for all periods presented and will no longer disclose domestic average monthly unique visitors to AOL Media. The primary differences between HPMG and AOL Media are that HPMG includes The Huffington Post, AOL Search and Local.

In addition, we utilize unique visitor numbers to evaluate the reach of our total advertising network, which includes both AOL Properties and the Third Party Network. Unique visitor numbers provide an indication of our consumer reach. Although our consumer reach does not correlate directly to advertising revenue, we believe that our ability to broadly reach diverse demographic and geographic audiences is attractive to brand advertisers seeking to promote their brands to a variety of consumers without having to partner with multiple content providers. AOL’s unique visitor numbers also include unique visitors attributable to co-branded websites owned by third parties for which certain criteria have been met, including that the Internet traffic has been assigned to us through a traffic assignment letter. For the three months ended June 30, 2011, approximately 6% of our unique visitors to AOL Properties were attributable to co-branded websites owned by third parties where the Internet traffic was assigned to us.

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

The following table presents our unique visitor metrics for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Domestic average monthly unique visitors to AOL Properties	113	112	113	112

Domestic average monthly unique visitors to HPMG	102	101	101	102

Domestic average monthly unique visitors to AOL Advertising Network	183	184	181	185

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Subscriber Metrics

The primary metrics we monitor for our subscription access service are monthly average churn and average paid tenure. Monthly average churn represents on average the number of AOL-brand access subscribers that terminate or cancel our services each month, factoring in new and reactivated subscribers. The domestic AOL-brand access subscriber monthly average churn was 2.2% and 2.6% for the three months ended June 30, 2011 and 2010, respectively. Average paid tenure represents the average period of time subscribers have paid for domestic AOL-brand Internet access. The average paid tenure of the remaining domestic AOL-brand access subscribers has been increasing, and was approximately ten years and nine years for the three months ended June 30, 2011 and 2010, respectively.

Results of Operations

The following table presents our revenues, by revenue type, for the periods presented (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Revenues:
Advertising	$319.0	$304.7	5%	$632.7	$659.0	(4)%
Subscription	201.3	260.2	(23)%	416.7	542.9	(23)%
Other	21.9	27.3	(20)%	44.2	54.6	(19)%

Total revenues	$542.2	$592.2	(8)%	$1,093.6	$1,256.5	(13)%

The following table presents our revenues, by revenue type, as a percentage of total revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Advertising	59%	51%	58%	52%
Subscription	37	44	38	43
Other	4	5	4	5

Total revenues	100%	100%	100%	100%

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

Advertising revenues on AOL Properties and the Third Party Network for the three and six months ended June 30, 2011 and 2010 are as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
AOL Properties:
Display	$137.6	$121.0	14%	$266.1	$245.0	9%
Search and Contextual	87.8	111.3	(21)%	183.6	232.0	(21)%

Total AOL Properties	225.4	232.3	(3)%	449.7	477.0	(6)%
Third Party Network	93.6	72.4	29%	183.0	182.0	1%

Total advertising revenues	$319.0	$304.7	5%	$632.7	$659.0	(4)%

Advertising revenues increased $14.3 million for the three months ended June 30, 2011 as compared to the same period in 2010, reflecting a $26.1 million increase in our core product offerings (including the impact of recent acquisitions), partially offset by an $11.8 million decline related to AOL-implemented initiatives. Advertising revenues decreased $26.3 million for the six months ended June 30, 2011 as compared to the same period in 2010, reflecting a $54.7 million decline related to AOL-implemented initiatives, partially offset by an increase of $28.4 million due to growth in our core product offerings (including the impact of recent acquisitions).

AOL-implemented initiatives to wind down or shut down certain products and shut down or reduce operations internationally resulted in declines of $11.8 million and $54.7 million for the three and six months ended June 30, 2011, respectively. For the three and six months ended June 30, 2011, the impact of these initiatives included declines in Third Party Network revenue of $3.0 million and $28.9 million, respectively, associated with European shutdowns and de-emphasis of the typically low margin search engine campaign management and lead generation affiliate products. In addition, we experienced declines in search and contextual revenue of $5.9 million and $13.6 million for the three and six months ended June 30, 2011, respectively, primarily due to declines of $5.5 million and $11.7 million, respectively, from our ICQ operations which we sold in the third quarter of 2010. Display revenues declined by $2.9 million and $12.2 million for the three and six months ended June 30, 2011, respectively, related to declines from Bebo, Inc. (“Bebo”) and Digital Marketing Services, Inc. (“DMS”) which we sold in the first half of 2010 and declines of $2.3 million and $4.7 million, respectively, from our ICQ operations. Display revenues for the six months ended June 30, 2011 as compared to the same period in 2010 also reflect a decline related to reduced operations in Germany and France.

Apart from the impacts of the AOL-implemented initiatives, advertising revenue reflects increases in display revenue and Third Party Network revenue, partially offset by further declines in search and contextual revenue. The Third Party Network revenue increase of $24.2 million and $29.9 million for the three and six months ended June 30, 2011, respectively, related primarily to increases in Retail and Auto and the acquisitions of 5Min and goviral. For the three and six months ended June 30, 2011, display revenue increased $19.5 million and $33.3 million, respectively, primarily due to increased revenue from premium display advertising, a portion of which is attributable to our acquisitions of The Huffington Post and TechCrunch, Inc. The increase in display revenue also includes the impact of improved yield management, performance-based fees related to marketing of third party products and services and an increase in Patch revenues. Domestic search and contextual revenue for

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

the three and six months ended June 30, 2011 declined $13.3 million and $23.4 million, respectively, as compared to the same periods in 2010, primarily due to lower domestic search queries, the majority of which resulted from the 21% year-over-year decrease in domestic AOL-brand access subscribers. International search and contextual revenue declines of $4.3 million and $11.4 million for the three and six months ended June 30, 2011, respectively, were due to fewer queries primarily in the United Kingdom.

Revenues Associated with Google and Advertising Revenue Expectations

For all periods presented in this Quarterly Report, we have had a contractual relationship with Google Inc. (“Google”) whereby we generate revenues through paid text-based search and contextual advertising on AOL Properties provided by Google, which represent a significant percentage of the advertising revenues generated by AOL Properties. For the three and six months ended June 30, 2011, the revenues associated with the Google relationship (substantially all of which were search and contextual revenues generated on AOL Properties) were $83.1 million and $171.3 million, respectively. For the three and six months ended June 30, 2010, the revenues associated with the Google relationship (substantially all of which were search and contextual revenues generated on AOL Properties) were $103.9 million and $220.3 million, respectively.

Visibility into advertising revenue is limited due to the fact that many advertising agreements are executed during the quarter that the advertising is displayed. During the remainder of 2011, we expect that our search and contextual revenues will continue to decline as compared to the same period in 2010, driven by a decline in domestic search queries, primarily due to the decline in our domestic AOL-brand access subscribers.

Subscription Revenues

Subscription revenues declined 23% for both the three and six months ended June 30, 2011 as compared to the same periods in 2010. The decline was due to an approximate 21% decrease in the number of domestic AOL-brand access subscribers between June 30, 2010 and June 30, 2011 (which is discussed further in “Overview – Our Business” herein). Also contributing to the decline in subscription revenues was a $0.57 decline in domestic average monthly revenue per AOL-brand access subscriber (“ARPU”).

The number of domestic AOL-brand access subscribers was 3.4 million and 4.4 million at June 30, 2011 and 2010, respectively. ARPU was $17.53 and $17.75 for the three and six months ended June 30, 2011, respectively, compared to $18.10 and $18.21 for the three and six months ended June 30, 2010, respectively. We include in our subscriber numbers individuals, households and entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL access service. Individuals who have registered for our free offerings, including subscribers who have migrated from paid subscription plans, are not included in the AOL-brand access subscriber numbers presented above. Subscribers to our subscription access service contribute to our ability to generate advertising revenues.

As noted previously, our current access service subscriber base has declined and is expected to continue to decline. While we expect that our subscription revenues will continue to decline for the foreseeable future, we believe they will continue to provide us with an important source of revenue.

Other Revenues

Other revenues consist primarily of fees associated with our mobile e-mail and instant messaging functionality from mobile carriers, licensing revenues from third-party customers of MapQuest’s business-to-business services and licensing revenues from licensing our proprietary ad serving technology to third parties through our subsidiary, ADTECH AG. In addition, other revenues include amounts associated with hosting certain Time Warner, Inc. (“Time Warner”) websites on our servers as part of the transition services provided in connection with our spin-off from Time Warner, the majority of which occurred in 2010.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Other revenues decreased 20% and 19% for the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, due primarily to a decrease in revenues from our mobile messaging services.

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

Operating Costs and Expenses

The following table presents our operating costs and expenses for the periods presented (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Costs of revenues	$403.4	$335.0	20%	$792.3	$699.7	13%
Selling, general and administrative	117.3	127.8	(8)%	238.0	261.1	(9)%
Amortization of intangible assets	26.7	35.7	(25)%	50.9	97.9	(48)%
Restructuring costs	0.6	11.1	(95)%	28.4	34.5	(18)%
Goodwill impairment charge	-	1,414.4	(100)%	-	1,414.4	(100)%
Loss on disposal of assets and consolidated businesses, net	-	-	NM	1.6	-	NM

NM = not meaningful

The following table represents our operating costs and expenses as a percentage of revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating costs and expenses:
Costs of revenues	74%	56%	72%	55%
Selling, general and administrative	22	22	22	21
Amortization of intangible assets	5	6	5	8
Restructuring costs	-	2	3	3

Subtotal of operating costs and expenses before goodwill impairment charge and loss on disposal of assets and consolidated businesses, net	101%	86%	102%	87%

Goodwill impairment charge	-	239	-	113
Loss on disposal of assets and consolidated businesses, net	-	-	-	-

Total operating costs and expenses	101%	325%	102%	200%

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

Costs of revenues increased $68.4 million and $92.6 million for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. The primary drivers of the increase in costs of revenues were an increase in personnel and facilities costs of $52.4 million and $93.2 million, respectively, for the three and six months ended June 30, 2011, as compared to the same periods in 2010, primarily due to the additional headcount as a result of our recent acquisitions and hiring of new employees in Patch of $44.9 million and $80.5 million, respectively, and the impact of incentive compensation expense related to our recent acquisitions of $9.9 million and $17.4 million, respectively.

TAC increased $9.5 million for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, primarily due to the increase in Third Party Network advertising revenues, which drove an increase of $8.8 million primarily due to higher variable revenue share payments to our publishing partners (which includes $3.7 million increase as a result of revenue related to our acquisitions of 5Min and goviral). TAC decreased $8.3 million for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, primarily due to a $25.8 million decrease related to the decline in advertising revenues resulting from AOL-implemented initiatives, discussed previously, partially offset by an increase of $17.9 million due to higher variable revenue share payments to our publishing partners as a result of increased advertising revenues related to our core operations (which includes $5.9 million as a result of revenue related to our acquisitions of 5Min and goviral).

Network-related costs declined by $6.6 million and $13.2 million, respectively, for the three and six months ended June 30, 2011, as compared to the same periods in 2010, due to declines in narrowband network and other network-related costs, partially due to terminated and renegotiated maintenance agreements and the decline in domestic AOL-brand access subscribers. Costs of revenues for the three and six months ended June 30, 2011, as compared to the same periods in 2010, also included a decrease in non-network depreciation and amortization of $4.9 million and $9.4 million, respectively, due to a decline in depreciable assets and a decrease in billing expenses of $4.4 million and $6.5 million, respectively, due to the decline in subscribers. In addition to the major changes discussed above, other increases to costs of revenues for the three and six months ended June 30, 2011, as compared to the same periods in 2010, included increased promotional events and administrative expenses of $7.3 million and $13.6 million, respectively, and increased consulting costs of $4.5 million and $8.3 million, respectively.

Selling, General and Administrative

Selling, general and administrative expenses decreased $10.5 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The decrease was due to declines in personnel and facilities costs of $18.0 million mainly related to reduced corporate headcount, declines in bad debt expense of

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

$2.9 million and declines in depreciation and amortization of $2.6 million. The declines in bad debt expense were due to improved collections on aged balances and the impact of the decline in subscribers. These declines were partially offset by an increase in consulting costs of $5.1 million, an increase in marketing costs of $3.8 million primarily associated with our branding efforts and an increase in property tax expense of $2.0 million related to the timing of property tax refunds in the prior year.

Selling, general and administrative expenses decreased $23.1 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The decrease was due to declines in personnel and facilities costs of $29.9 million mainly related to reduced corporate headcount, declines in depreciation and amortization of $7.7 million and declines in bad debt expense of $6.9 million. The declines in bad debt expense were due to improved collections on aged balances and the impact of the decline in subscribers. These declines were partially offset by an increase in merger and acquisition expenses of $9.5 million, an increase in marketing costs of $6.0 million primarily associated with our branding efforts, an increase in consulting costs of $2.0 million and an increase in property tax expense of $1.7 million related to the timing of property tax refunds in the prior year.

Amortization of Intangible Assets

Amortization of intangible assets results primarily from acquired intangible assets including acquired technology, customer relationships and trade names. Amortization of intangible assets declined $9.0 million and $47.0 million for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010, due primarily to a $14.1 million and $54.0 million decline resulting from our reevaluation of the useful lives of certain intangible assets in the fourth quarter of 2009 in connection with our restructuring initiatives, which resulted in incremental amortization expense for the three and six months ended June 30, 2010. These assets were fully amortized in 2010. This decline was partially offset by an increase in acquired intangible assets resulting from our recent acquisitions of $7.7 million and $10.8 million for the three and six months ended June 30, 2011, respectively.

Restructuring Costs

Restructuring costs for the three months ended June 30, 2011 decreased $10.5 million as compared to the three months ended June 30, 2010 as we had no significant restructuring activity during the three months ended June 30, 2011, and we incurred costs in the same period in 2010 related to voluntary and involuntary employee terminations, facility closures and contract termination costs.

We incurred restructuring costs of $28.4 million for the six months ended June 30, 2011, related to organizational changes made in an effort to improve our ability to execute our strategy. This amount includes costs incurred as a result of our acquisition of The Huffington Post and costs incurred as a result of the reassessment of our operations in India. The majority of the costs incurred related to involuntary employee terminations. We incurred $34.5 million of restructuring costs for the six months ended June 30, 2010 related to our restructuring activities to better align our organizational structure and costs with our strategy.

Goodwill Impairment Charge

No events or circumstances have occurred during 2011 that would indicate goodwill is more likely than not impaired, and accordingly, we have not recorded any goodwill impairment charges during 2011. Based on our interim impairment analysis during the three months ended June 30, 2010, we recorded a goodwill impairment charge of $1,414.4 million in that period to write goodwill down to its implied fair value. See “Note 3” in our accompanying consolidated financial statements for additional information.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Loss on Disposal of Consolidated Businesses, Net

The loss on disposal of consolidated businesses, net for the six months ended June 30, 2011 of $1.6 million primarily reflects additional professional fees incurred in the first quarter of 2011 related to the regulatory review of the third quarter 2010 sale of our ICQ operations. See “Note 9” in our accompanying consolidated financial statements for additional information on this disposition.

Operating Loss

Operating loss decreased $1,326.0 million for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. Operating loss decreased $1,233.5 million for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. These decreases were due primarily to the goodwill impairment charge recorded in the second quarter of 2010 and the decreases in restructuring costs, selling, general and administrative costs and amortization of intangible assets, partially offset by the decline in revenues and the increase in costs of revenues.

Other Income Statement Amounts

The following table presents our other income statement amounts for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Other loss, net	$(1.7)	$(4.4)	$(1.1)	$(7.1)
Income tax provision (benefit)	4.3	(267.2)	(11.6)	(230.4)
Discontinued operations, net of tax	-	14.0	-	7.5

Other Loss, Net

Other loss, net decreased by $2.7 million for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, due primarily to a decline in foreign currency transaction losses and a decrease in credit facility fees. Other loss, net decreased by $6.0 million for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, due primarily to foreign currency transaction gains in 2011, as compared to losses in 2010, and a decrease in credit facility fees.

Income Tax Provision (Benefit)

We recorded a loss from continuing operations before income taxes of $7.5 million for the three months ended June 30, 2011. However, due to the impact of foreign losses and corresponding increase in the valuation allowance, and changes to state tax and apportionment rates, we recorded income tax expenses of $4.3 million for the same period, which results in a negative effective tax rate of 57.3% for the three months ended June 30, 2011. Due to the size of these items relative to our pre-tax loss, our effective tax rate for the three months ended June 30, 2011 differs significantly from the statutory U.S. federal income tax rate of 35.0% and from our effective tax rate of 20.0% for the three months ended June 30, 2010.

We recorded a loss from continuing operations before income taxes of $18.7 million for the six months ended June 30, 2011. While foreign losses and changes to state tax and apportionment rates impacted our

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

effective tax rate for the six months ended June 30, 2011, these unfavorable impacts were more than offset by two favorable discrete items. These discrete items included a $7.1 million tax benefit associated with a worthless stock deduction related to the sale of a subsidiary in the first quarter of 2011 and a favorable adjustment of $8.0 million related to escrow disbursements from prior acquisitions. As a result, we recorded an income tax benefit of $11.6 million for the six months ended June 30, 2011, which results in an effective tax rate for the six months ended June 30, 2011 of 62.0%. Due to the size of these items relative to our pre-tax loss, our effective tax rate for the six months ended June 30, 2011 differs significantly from the statutory U.S. federal income tax rate of 35.0% and from our effective tax rate of 18.3% for the six months ended June 30, 2010.

For the three and six months ended June 30, 2010, we recorded an income tax benefit from discontinued operations of $15.0 million and $26.7 million, respectively. Of these amounts, $15.0 million and $19.8 million for the three and six months ended June 30, 2010, respectively, related to the reversal of a valuation allowance on the capital loss deferred tax asset recorded in connection with the sale of buy.at. We reversed this portion of the valuation allowance because we believe it is more likely than not we will utilize a portion of the capital loss to offset future capital gains. See “Note 4” in our accompanying consolidated financial statements for additional information on the sale of buy.at and related capital loss deferred tax assets.

Discontinued Operations, Net of Tax

The financial results for the three and six months ended June 30, 2010 include the impact of reflecting the results of operations, financial condition and cash flows of buy.at as discontinued operations. We completed the sale of buy.at on February 26, 2010 and accordingly, the six months ended June 30, 2010 included the gain on the sale as well as the results of buy.at for the period from January 1, 2010 through February 26, 2010. See “Note 4” in our accompanying consolidated financial statements for more information regarding this divestiture.

Adjusted OIBDA

We use Adjusted OIBDA as a supplemental measure of our performance. We define Adjusted OIBDA as operating income before depreciation and amortization excluding the impact of restructuring costs, non-cash equity-based compensation, gains and losses on all disposals of assets (including those recorded in costs of revenues) and non-cash asset impairments. During the first quarter of 2011, we modified our definition of Adjusted OIBDA to exclude the impacts of restructuring costs, which we do not believe are indicative of our core operating performance, and equity-based compensation, which will allow us to be more closely aligned with the industry and analyst community. We consider Adjusted OIBDA to be a useful metric for management and investors to evaluate and compare the ongoing operating performance of our business on a consistent basis across reporting periods, as it eliminates the effect of non-cash items such as depreciation of tangible assets, amortization of intangible assets that were primarily recognized in business combinations and asset impairments, as well as the effect of gains and losses on asset sales, which we do not believe are indicative of our core operating performance. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business or the current or future expected cash expenditures for restructuring costs. The Adjusted OIBDA measure also does not include equity-based compensation, which is and will remain a key element of our overall long-term compensation package. Moreover, the Adjusted OIBDA measures do not reflect gains and losses on asset sales or impairment charges related to goodwill, intangible assets and fixed assets which impact our operating performance. We evaluate the investments in such tangible and intangible assets through other financial measures, such as capital expenditure budgets, investment spending levels and return on capital.

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

The following table presents our reconciliation of Adjusted OIBDA to operating income (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Operating loss	$(5.8)	$(1,331.8)	(100)%	$ (17.6)	$(1,251.1)	(99)%
Add: Depreciation	42.4	51.9	(18)%	86.8	106.2	(18)%
Add: Amortization of intangible assets	26.7	35.7	(25)%	50.9	97.9	(48)%
Add: Restructuring costs	0.6	11.1	(95)%	28.4	34.5	(18)%
Add: Equity-based compensation	11.0	9.2	20%	21.4	18.9	13%
Add: Asset impairments	2.7	1,415.9	(100)%	4.2	1,417.3	(100)%
Add: Losses/(gains) on disposal of consolidated businesses, net	-	-	NM	1.6	-	NM
Add: Losses/(gains) on other asset sales	(1.0)	(0.1)	NM	-	(0.5)	(100)%

Adjusted OIBDA	$76.6	$191.9	(60)%	$175.7	$423.2	(58)%

Adjusted OIBDA declined for the three and six months ended June 30, 2011 as compared to three and six months ended June 30, 2010 due to the declines in revenues and the increase in costs of revenues partially offset by declines in selling, general and administrative costs discussed above.

Liquidity and Capital Resources

Current Financial Condition

Historically, the cash we generate has been sufficient to fund our working capital, capital expenditure and financing requirements. Forecasts of future cash flows are dependent on many factors, including future economic conditions and the execution of our strategy. We expect to fund our ongoing working capital, investing and financing requirements through our existing cash balance and cash flows from operations. We expect our cash flows from operations to decline in the near term as compared to the same prior year period principally due to the continued decline in the number of current domestic AOL-brand access subscribers as well as a related projected decline in search and contextual advertising revenues. Growth in cash flows from operations will only be achieved when, and if, the growth in earnings from our online advertising services more than offsets the continued decline in current domestic AOL-brand access subscribers. In order for us to achieve such increase in earnings from advertising services, we believe it will be important to increase the number and engagement of consumers who visit our properties, so as to enable us to increase our overall volume of display advertising sold, including through our higher-priced channels, and to maintain or increase pricing for advertising. Advertising revenues, however, are more unpredictable and variable than our subscription revenues, and are more likely to be adversely affected during economic downturns, as spending by advertisers tends to be cyclical in line with general economic conditions.

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

At June 30, 2011, our cash and equivalents totaled $458.7 million, as compared to $801.8 million at December 31, 2010. The overall decline in cash and equivalents was primarily due to the cash paid for our acquisitions of goviral and The Huffington Post. Approximately 25% of our cash and equivalents as of June 30, 2011 is held internationally and is intended to be utilized to fund our foreign operations.

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

Operating Activities

The following table presents cash provided by continuing operations for the periods presented (in millions):

	Six Months Ended June 30,
	2011	2010
Net loss	$(7.1)	$(1,020.3)
Less: Discontinued operations, net of tax	-	7.5

Net loss from continuing operations	(7.1)	(1,027.8)
Adjustments for non-cash and non-operating items:
Depreciation and amortization	137.7	204.1
Non-cash asset impairments	4.2	1,417.3
Non-cash equity-based compensation	21.4	18.9
Excess tax benefit on equity-based compensation	-	(1.5)
Deferred income taxes	(14.2)	(412.7)
All other, net, including working capital changes (a)	(46.5)	123.6

Cash provided by continuing operations	$95.5	$321.9

(a)	All other, net, including working capital changes for the six months ended June 30, 2010 includes approximately $160 million related to the recording of federal and state income tax expense and a

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

corresponding increase in accrued income taxes. Substantially all of this increase was reversed with no impact to cash and equivalents in the fourth quarter of 2010 based upon finalizing the steps necessary to secure the worthless stock deduction related to Bebo (as we recorded a corresponding reduction to deferred income taxes), Excluding this increase in accrued income taxes, all other, net, including working capital changes for the six months ended June 30, 2010 was a reduction to cash provided by continuing operations of approximately $36 million.

Cash provided by continuing operations decreased $226.4 million for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. Our operating loss was $17.6 million for the six months ended June 30, 2011, a decrease of $1,233.5 million, as compared to the six months ended June 30, 2010. Excluding the decline in operating loss related to the $1,414.4 million non-cash goodwill impairment charge in the second quarter of 2010, we generated operating income of $163.3 million during the six months ended June 30, 2010. The shift from operating income (excluding the goodwill impairment charge) to an operating loss drove the decline in cash provided by continuing operations, as well as employee bonus payments in the first quarter of 2011 which represented a full year bonus, whereas the payments in the first quarter of 2010 were for the second half of 2009 only, and emphasis on cash collections in 2010 in the countries where we reduced operations or exited. These items were partially offset by lower TAC and restructuring costs paid during the six months ended June 30, 2011 as compared to the same period in 2010.

Investing Activities

The following table presents cash used by investing activities for the periods presented (in millions):

	Six Months Ended June 30,
	2011	2010
Investments and acquisitions, net of cash acquired	$(372.2)	$(24.2)
Proceeds from disposal of assets and consolidated businesses, net	1.3	4.8
Capital expenditures and product development costs	(36.1)	(45.3)
Investment activities from discontinued operations	-	14.8

Cash used by investing activities	$(407.0)	$(49.9)

Cash used by investing activities increased $357.1 million for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. The increase in cash used by investing activities was principally due to the acquisitions of The Huffington Post and goviral during the six months ended June 30, 2011 as well as the proceeds received from the sale of buy.at during the six months ended June 30, 2010.

Financing Activities

The following table presents cash used by financing activities for the periods presented (in millions):

	Six Months Ended June 30,
	2011	2010
Principal payments on capital leases	$(23.7)	$(17.0)
Excess tax benefit on equity-based compensation	-	1.5
Increase in cash collateral securing letters of credit	(12.8)	-

Cash used by financing activities	$(36.5)	$(15.5)

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Cash used by financing activities was $36.5 million for the six months ended June 30, 2011, compared to $15.5 million for the six months ended June 30, 2010. The cash used by financing activities relates to our principal payments on capital leases, which were slightly higher in 2011 as we are currently leasing more network equipment than in prior years. Our obligations under capital leases increased by $33.8 million from December 31, 2010 to June 30, 2011, net of principal payments. Due to our increased leasing of network equipment in 2011, we expect principal payments on capital leases to be higher during the remainder of 2011 compared to the same period in 2010. In addition, included in the cash used by financing activities for the six months ended June 30, 2011 was $12.8 million of cash collateral posted to secure letters of credit related to certain of our lease agreements. Previously, our letters of credit were guaranteed by Time Warner. See “Note 1” in our accompanying consolidated financial statements for further discussion of our restricted cash.

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

The following table presents our reconciliation of Free Cash Flow to cash provided by continuing operations (in millions):

	Six Months Ended June 30,
	2011	2010
Cash provided by continuing operations	$95.5	$321.9
Less: Capital expenditures and product development costs	36.1	45.3
Less: Principal payments on capital leases	23.7	17.0

Free Cash Flow	$35.7	$259.6

Free Cash Flow decreased for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. This decrease is due to the decline in cash provided by continuing operations, discussed in “Summary Cash Flow Information—Operating Activities” above and due to the increase in principal payments on capital leases, discussed in “Summary Cash Flow Information—Financing Activities” above, partially offset by reduced capital expenditures and product development costs.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Customer Credit Risk

Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed-upon contractual payment obligations. Credit risk originates from sales of advertising and subscription access service and is dispersed among many different counterparties. No single customer had a receivable balance at June 30, 2011 greater than 10% of total net receivables.

Customer credit risk is monitored on a company-wide basis. We maintain a comprehensive approval process prior to issuing credit to third-party customers. On an ongoing basis, we track customer exposure based on news reports, rating agency information and direct dialogue with customers. Counterparties that are determined to be of a higher risk are evaluated to assess whether the payment terms previously granted to them should be modified. We also continuously monitor payment levels from customers, and a provision for estimated uncollectible amounts is maintained based on historical experience and any specific customer collection issues that have been identified. While such uncollectible amounts have historically been within our expectations and related reserve balances, if there is a significant change in uncollectible amounts in the future or the financial condition of our counterparties across various industries or geographies deteriorates further, additional reserves may be required.

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

AOL INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011.

AOL INC.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information we are required to disclose in our financial reports is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to senior management, as appropriate, to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011, at a reasonable assurance level.

Changes to Internal Control Over Financial Reporting

We have evaluated the changes in our internal control over financial reporting that occurred during the three and six months ended June 30, 2011 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Advertising	$319.0	$304.7	$632.7	$659.0
Subscription	201.3	260.2	416.7	542.9
Other	21.9	27.3	44.2	54.6

Total revenues	542.2	592.2	1,093.6	1,256.5
Costs of revenues	403.4	335.0	792.3	699.7
Selling, general and administrative	117.3	127.8	238.0	261.1
Amortization of intangible assets	26.7	35.7	50.9	97.9
Restructuring costs	0.6	11.1	28.4	34.5
Goodwill impairment charge	-	1,414.4	-	1,414.4
Loss on disposal of assets and consolidated businesses, net	-	-	1.6	-

Operating loss	(5.8)	(1,331.8)	(17.6)	(1,251.1)
Other loss, net	(1.7)	(4.4)	(1.1)	(7.1)

Loss from continuing operations before income taxes	(7.5)	(1,336.2)	(18.7)	(1,258.2)
Income tax provision (benefit)	4.3	(267.2)	(11.6)	(230.4)

Loss from continuing operations	(11.8)	(1,069.0)	(7.1)	(1,027.8)
Discontinued operations, net of tax	-	14.0	-	7.5

Net loss	$(11.8)	$(1,055.0)	$(7.1)	$(1,020.3)

Per share information:
Basic and diluted loss per common share from continuing operations	$(0.11)	$(10.02)	$(0.07)	$(9.65)
Discontinued operations, net of tax	-	0.13	-	0.07

Basic and diluted net loss per common share	$(0.11)	$(9.89)	$(0.07)	$(9.58)

Shares used in computing basic and diluted income per common share	107.0	106.7	106.9	106.5

See accompanying notes.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and equivalents	$458.7	$801.8
Accounts receivable, net of allowances of $11.0 and $16.1, respectively	285.8	307.7
Prepaid expenses and other current assets	52.1	46.8
Deferred income taxes	123.0	82.9

Total current assets	919.6	1,239.2
Property and equipment, net	543.2	529.2
Goodwill	1,072.2	810.9
Intangible assets, net	175.5	99.6
Long-term deferred income taxes	225.4	258.4
Other long-term assets	43.2	25.0

Total assets	$2,979.1	$2,962.3

Liabilities and Equity
Current liabilities:
Accounts payable	$67.1	$80.0
Accrued compensation and benefits	105.1	114.5
Accrued expenses and other current liabilities	194.1	236.3
Deferred revenue	85.0	92.6
Current portion of obligations under capital leases	44.4	35.2

Total current liabilities	495.7	558.6
Obligations under capital leases	75.5	50.9
Restructuring liabilities	2.9	7.0
Deferred income taxes	5.0	-
Other long-term liabilities	76.5	58.9

Total liabilities	655.6	675.4

Commitments and contingencies (See Note 9)
Stockholders’ equity:
Common stock, $0.01 par value, 107.0 million and 106.7 million shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	1.1	1.1
Additional paid-in capital	3,405.5	3,376.6
Accumulated other comprehensive loss, net	(273.1)	(287.9)
Accumulated deficit	(810.0)	(802.9)

Total stockholders’ equity	2,323.5	2,286.9

Total liabilities and stockholders’ equity	$2,979.1	$2,962.3

See accompanying notes.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; In millions)

	Six Months Ended June 30,
	2011	2010
Operations
Net loss	$(7.1)	$(1,020.3)
Less: Discontinued operations, net of tax	-	7.5

Net loss from continuing operations	(7.1)	(1,027.8)
Adjustments for non-cash and non-operating items:
Depreciation and amortization	137.7	204.1
Asset impairments	4.2	1,417.3
Equity-based compensation	21.4	18.9
Other non-cash adjustments	7.5	4.9
Excess tax benefit on equity-based compensation	-	(1.5)
Deferred income taxes	(14.2)	(412.7)
Changes in operating assets and liabilities, net of acquisitions	(54.0)	118.7

Cash provided by continuing operations	95.5	321.9
Cash used by discontinued operations	-	(0.8)

Cash provided by operations	95.5	321.1

Investing Activities
Investments and acquisitions, net of cash acquired	(372.2)	(24.2)
Proceeds from disposal of assets and consolidated businesses, net	1.3	4.8
Capital expenditures and product development costs	(36.1)	(45.3)
Investment activities from discontinued operations	-	14.8

Cash used by investing activities	(407.0)	(49.9)

Financing Activities
Principal payments on capital leases	(23.7)	(17.0)
Excess tax benefit on equity-based compensation	-	1.5
Increase in cash collateral securing letters of credit	(12.8)	-

Cash used by financing activities	(36.5)	(15.5)

Effect of exchange rate changes on cash and equivalents	4.9	(6.9)
Increase (decrease) in cash and equivalents	(343.1)	248.8
Cash and equivalents at beginning of period	801.8	147.0

Cash and equivalents at end of period	$458.7	$395.8

Supplemental disclosures of cash flow information
Cash paid for interest	$3.1	$4.4

Cash paid for income taxes	$9.0	$1.6

See accompanying notes.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited; In millions)

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non- Controlling Interest	Total Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2009	105.8	$1.1	$3,355.5	$(275.1)	$(20.4)	$1.8	$3,062.9
Net loss	-	-	-	-	(1,020.3)	-	(1,020.3)
Foreign currency translation adjustments	-	-	-	(20.2)	-	-	(20.2)

Comprehensive loss	-	-	-	(20.2)	(1,020.3)	-	(1,040.5)
Deconsolidation of variable interest entity	-	-	-	-	-	(1.8)	(1.8)
Spin-off deferred tax adjustments (See Note 6)	-	-	(25.9)	-	-	-	(25.9)
Issuance of common stock	0.7	-	18.2	-	-	-	18.2
Amounts related to equity-based compensation, including tax benefits	0.2	-	20.4	-	-	-	20.4
Other	-	-	1.1	-	-	-	1.1

Balance at June 30, 2010	106.7	$1.1	$3,369.3	$(295.3)	$(1,040.7)	$-	$2,034.4

Balance at December 31, 2010	106.7	$1.1	$3,376.6	$(287.9)	$(802.9)	$-	$2,286.9
Net loss	-	-	-	-	(7.1)	-	(7.1)
Foreign currency translation adjustments	-	-	-	14.8	-	-	14.8

Comprehensive income (loss)	-	-	-	14.8	(7.1)	-	7.7
Amounts related to equity-based compensation, including tax benefits (See Note 6)	-	-	28.7	-	-	-	28.7
Issuance of common stock	0.3	-	0.2	-	-	-	0.2

Balance at June 30, 2011	107.0	$1.1	$3,405.5	$(273.1)	$(810.0)	$-	$2,323.5

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

Basis of Presentation

Changes in Basis of Presentation

The interim consolidated financial statements for 2010 have been recast so that the basis of presentation is consistent with that of the interim consolidated financial statements for 2011. This recast reflects the financial condition, results of operations and cash flows of the Company’s ICQ operations (“ICQ”), which the Company sold in the third quarter of 2010, within continuing operations.

Subsequent to the disposition of ICQ and as a result of a review of the transaction by the Committee on Foreign Investment in the United States (“CFIUS”), the Company agreed to provide certain network infrastructure and other operational services to the buyer at a level and for a period in excess of its contractual obligations under the original transaction agreements as well as other modifications to the parties’ respective obligations under the transaction agreements. Based on the developments in the CFIUS review process, the Company concluded in the fourth quarter of 2010 that ICQ no longer met the criteria for presentation as discontinued operations. As a result, in this Quarterly Report on Form 10-Q (“Quarterly Report”), the Company recast the financial condition, results of operations and cash flows of ICQ from discontinued operations to continuing operations. This presentation is consistent with the presentation of ICQ in the Annual Report and the Quarterly Report on Form 10-Q for the period ended March 31, 2011, both of which reflected the results of ICQ within continuing operations.

Basis of Consolidation

The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses and cash flows of AOL. These financial statements present the historical consolidated results of operations, financial position, and cash flows of the AOL business that comprise the operations of the Company. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Equivalents

Cash equivalents primarily consist of highly liquid short-term investments with an original maturity of three months or less, which include money market accounts, Treasury bills, time deposits and overnight deposits that are readily convertible into cash. Cash equivalents are carried at cost plus accrued interest, which approximates fair value.

Restricted Cash

In the first quarter of 2011, the Company was required to post cash collateral for letters of credit related to certain of our lease agreements. Previously, the Company’s letters of credit were guaranteed by Time Warner, Inc. (“Time Warner”). The collateral amounts are legally restricted as to withdrawal and use for a period in excess of twelve months. Accordingly, the collateral balances have been classified as restricted cash within other long-term assets and are omitted from cash and equivalents on the consolidated balance sheets. Also included in restricted cash are security deposits held by the Company from lessees that are restricted as to use. The Company had $13.0 million of restricted cash included in other long-term assets on the consolidated balance sheet as of June 30, 2011.

Information about Geographical Areas

Revenues in different geographical areas are as follows (in millions):

	Three Months Ended June 30,(a)		Six Months Ended June 30,(a)
	2011	2010	2011	2010
United States	$491.1	$546.6	$997.6	$1,143.1

United Kingdom	23.9	23.6	46.9	54.4
Germany	8.9	7.5	17.1	21.2
France	1.3	2.8	2.8	14.3
Canada	9.5	9.7	17.9	18.9
Other international	7.5	2.0	11.3	4.6

Total international	51.1	45.6	96.0	113.4

Total	$542.2	$592.2	$1,093.6	$1,256.5

(a)	Revenues are attributed to countries based on the location of customers.

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

The Company reviewed its revenue arrangements and determined the types of arrangements that could be impacted by this new guidance. The Company concluded that performance-method arrangements, which are the substantial majority of its arrangements, do not have multiple deliverables as the Company is providing a single online advertising deliverable. The revenue arrangements impacted by the guidance generally consist of arrangements where the Company is providing online advertising as well as non-advertising elements (i.e., production of a “micro-site”). However, the Company currently does not enter into a significant number of these arrangements. The adoption did not have a material impact on the Company’s financial statements for the three and six months ended June 30, 2011 and is not expected to have a material impact on the Company’s financial statements for the year ended December 31, 2011.

NOTE 2—INCOME (LOSS) PER COMMON SHARE

Basic income per common share is calculated by dividing net income by the weighted average number of shares of common stock issued and outstanding during the reporting period. Diluted income per common share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The dilutive effect of outstanding equity-based compensation awards is reflected in diluted income per common share by application of the treasury stock method, only in periods in which such effect would have been dilutive for the period. For the three and six months ended June 30, 2011, the Company had 9.9 million and 8.6 million, respectively, of weighted-average potentially dilutive common shares that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive for that period. For the three and six months ended June 30, 2010, the Company had 5.6 million and 5.1 million, respectively of weighted-average potentially dilutive common shares that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive for that period.

The following table is a reconciliation of basic and diluted income per common share from continuing operations (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net loss	$(11.8)	$(1,055.0)	$(7.1)	$(1,020.3)

Shares used in computing basic and diluted income per common share	107.0	106.7	106.9	106.5

Basic and diluted net loss per common share	$(0.11)	$(9.89)	$(0.07)	$(9.58)

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—GOODWILL

A summary of changes in the Company’s goodwill during the six months ended June 30, 2011 is as follows (in millions):

	Gross Goodwill	Impairments	Net Goodwill
December 31, 2010	$36,436.0	$(35,625.1)	$810.9
Acquisitions	254.1	-	254.1
Deferred tax adjustments	0.1	-	0.1
Translation adjustments	7.1	-	7.1

June 30, 2011	$36,697.3	$(35,625.1)	$1,072.2

The increase in goodwill for the six months ended June 30, 2011 was due primarily to our acquisitions of TheHuffingtonPost.com, Inc. (“The Huffington Post”) and goviral A/S (“goviral”). See “Note 4” for additional information on these acquisitions.

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

AOL recorded $58.3 million of goodwill (which is not deductible for tax purposes) and $18.4 million of intangible assets related to this acquisition. The intangible assets associated with this acquisition consist primarily of customer relationships and acquired technology to be amortized on a straight-line basis over a weighted average period of approximately four years.

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

The Huffington Post

On March 4, 2011, the Company acquired The Huffington Post for a purchase price of $295.5 million, net of cash acquired. The Huffington Post is an innovative Internet source of online news, analysis, commentary and

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

entertainment. This acquisition is expected to enhance AOL’s ability to serve its audiences across several platforms, including social, local, video, mobile and tablet, which, along with market conditions at the time of acquisition, contributed to a purchase price that resulted in the allocation of a significant portion of the purchase price to goodwill.

In addition to the purchase price of $295.5 million disclosed above, the Company incurred $8.7 million of restructuring charges associated with payments made for stock options that vested on or shortly after the closing date as a result of the termination of certain The Huffington Post employees. In connection with the acquisition, the Company assumed The Huffington Post Long-Term Incentive Plan (the “Huffington Post Plan”). The fair value of unvested Huffington Post Plan options held by The Huffington Post employees that were converted into unvested AOL stock options was $12.1 million. Of the fair value of The Huffington Post options that were converted, $3.6 million was included in the purchase price, $8.1 million is being recognized as equity-based compensation expense over the remaining award vesting periods, which for most employees is 24 months from the acquisition date, and the remaining $0.4 million was recorded as a restructuring charge.

AOL preliminarily recorded $192.3 million of goodwill (which is not deductible for tax purposes) and $108.2 million of intangible assets associated with this acquisition. The intangible assets associated with this acquisition consist primarily of trade names to be amortized on a straight-line basis over a period of ten years and customer relationships to be amortized over a period of four years. The assets and liabilities recorded for the acquisition of The Huffington Post were based on preliminary valuations and the estimates and assumptions are subject to change as the Company obtains additional information during the measurement period. The preliminary areas that are not finalized relate to analysis of the fair value of certain liabilities and any corresponding effects on the recorded amount of goodwill. As such, the measurement of identifiable assets acquired and liabilities assumed has not been finalized.

Additional Information on Acquisitions

For the three and six months ended June 30, 2011, the Company incurred $0.5 million and $9.5 million, respectively, of merger and acquisition expenses primarily related to the acquisitions discussed above. These transaction costs were recorded within selling, general and administrative costs in the consolidated financial statements.

The amounts assigned to intangible assets were based on the Company’s best estimate of the fair value of such assets. The Company used an independent valuation specialist to assist in determining the fair value of the identified intangible assets. The fair value of the significant identified intangible assets was estimated by performing a discounted cash flow analysis using the “income” approach, which represents a level 3 fair value measurement. The income approach includes a forecast of direct revenues and costs associated with the respective intangible assets and charges for economic returns on tangible and intangible assets utilized in cash flow generation. Net cash flows attributable to the identified intangible assets are discounted to their present value at a rate commensurate with the perceived risk. The projected cash flow assumptions considered contractual relationships, customer attrition, eventual development of new technologies and market competition.

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

In connection with incentive cash compensation arrangements made in connection with acquisitions made in 2010 and 2011, the Company recorded $10.6 million and $19.0 million in compensation expense for the three

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

and six months ended June 30, 2011, respectively, and recorded $0.4 million and $0.7 million in compensation expense for the three and six months ended June 30, 2010, respectively. See the Annual Report for additional information on the 2010 acquisitions.

Summary of Discontinued Operations

Discontinued operations for the three and six months ended June 30, 2010 reflect the financial condition, results of operations and cash flows of buy.at. Reported results from discontinued operations for the six months ended June 30, 2010 include the results of operations of buy.at for the period from January 1, 2010 through the sale date of February 26, 2010, the loss on the sale of buy.at and the income tax benefit associated with the buy.at operations and sale. The Company recorded a pre-tax loss on the sale of buy.at of $18.7 million. Due primarily to the Company’s conclusions around the likelihood of utilizing a portion of the capital loss deferred tax asset generated by the sale of buy.at, the Company recorded an income tax benefit on the sale of buy.at of $15.0 million and $26.7 million for the three and six months ended June 30, 2010, respectively.

NOTE 5—INCOME TAXES

The Company recorded a loss from continuing operations before income taxes of $7.5 million for the three months ended June 30, 2011. However, due to the impact of foreign losses and corresponding increases in the valuation allowance for related deferred tax assets and changes to state tax and apportionment rates, the Company recorded income tax expense of $4.3 million for the same period, which results in a negative effective tax rate of 57.3% for the three months ended June 30, 2011. Due to the size of these items relative to the Company’s pre-tax income (loss), its effective tax rate for the three months ended June 30, 2011 differs significantly from the statutory U.S. federal income tax rate of 35.0% and from its effective tax rate of 20.0% for the three months ended June 30, 2010.

The Company recorded a loss from continuing operations before income taxes of $18.7 million for the six months ended June 30, 2011. While foreign losses and changes to state tax and apportionment rates impacted the Company’s effective tax rate for the six months ended June 30, 2011, these unfavorable impacts were more than offset by two favorable discrete items. These discrete items included a $7.1 million tax benefit associated with a worthless stock deduction related to the sale of a subsidiary in the first quarter of 2011 and a favorable adjustment of $8.0 million related to escrow disbursements from prior acquisitions. As a result, the Company recorded an income tax benefit of $11.6 million for the six months ended June 30, 2011, which results in an effective tax rate for the six months ended June 30, 2011 of 62.0%. Due to the size of these items relative to the Company’s pre-tax loss, its effective tax rate for the six months ended June 30, 2011 differs significantly from the statutory U.S. federal income tax rate of 35.0% and from its effective tax rate of 18.3% for the six months ended June 30, 2010.

For the three and six months ended June 30, 2010, the Company recorded an income tax benefit from discontinued operations of $15.0 million and $26.7 million, respectively. Of these amounts, $15.0 million and $19.8 million for the three and six months ended June 30, 2010, respectively, related to the reversal of a valuation allowance on the capital loss deferred tax asset recorded in connection with the sale of buy.at. The Company reversed this portion of the valuation allowance because it believes it is more likely than not it will utilize a portion of the capital loss to offset future capital gains. See “Note 4” for additional information on the sale of buy.at and related capital loss deferred tax assets.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2011, 106,956,057 shares of common stock were issued and outstanding. No dividends were declared or paid for the six months ended June 30, 2011.

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

During the six months ended June 30, 2011, the Company recorded a $28.7 million increase in additional paid-in capital related to equity-based compensation. Included in this amount was $21.4 million of expense related to AOL’s equity-based compensation plans, $3.6 million related to the portion of the fair value of unvested Huffington Post Plan options converted into AOL stock options that was attributable to pre-combination service, as well as $4.0 million restructuring expense related to the accelerated vesting of stock options related to terminated employees.

Under the terms of the Company’s tax matters agreement with Time Warner, amounts payable or receivable to Time Warner prior to the spin-off were reflected as adjustments to divisional equity. During the first quarter of 2010, the Company adjusted its deferred tax assets and estimated amount payable to Time Warner for income taxes prior to the spin-off and these adjustments resulted in a $25.9 million reduction to additional paid-in capital.

NOTE 7—EQUITY-BASED COMPENSATION

Pursuant to the Company’s Amended and Restated 2010 Stock Incentive Plan (“2010 SIP”) stock options are granted to employees, advisors and non-employee directors of AOL with exercise prices equal to the quoted market value of the common stock at the date of grant. Generally, the stock options vest ratably over a four year vesting period and expire ten years from the date of grant. Certain stock option awards provide for accelerated vesting upon an election to retire after reaching a specified age and years of service, as well as certain additional circumstances for non-employee directors.

Also pursuant to the 2010 SIP, AOL may also grant shares of common stock or restricted stock units (“RSUs”) to its employees, advisors and non-employee directors, which generally vest ratably over a four year period from the date of grant. Holders of restricted stock and RSU awards are generally entitled to receive regular cash dividends or dividend equivalents, respectively, at the discretion of the Board of Directors, if paid by the Company during the period of time that the restricted stock or RSU awards are unvested.

The Company is authorized to grant equity awards to employees, advisors and non-employee directors covering an aggregate of 16.6 million shares of AOL common stock under the 2010 SIP, of which up to 7.8 million awards may be issued in the form of full-value awards, such as restricted stock or RSUs. Amounts

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

available for issuance pursuant to grants under the 2010 SIP will change over time based on such activities as the conversion of equity awards into common stock, the forfeiture of equity awards and the cancellation of equity awards, among other activities.

Upon the (i) exercise of a stock option award, (ii) vesting of a RSU or (iii) grant of restricted stock, shares of AOL common stock are issued from authorized but unissued shares or from treasury stock. At both June 30, 2011 and June 30, 2010, the Company did not have any shares of treasury stock.

Acquisition of The Huffington Post

In connection with the acquisition of The Huffington Post in March 2011, the Company assumed the Huffington Post Plan and, as discussed above, agreed to consideration valued at $12.1 million related to the fair value of unvested stock options held by The Huffington Post employees that were generally converted into unvested AOL stock options. Specifically, as of closing: (1) the Company converted 706,881 outstanding shares that were subject to The Huffington Post stock options into 664,075 Company stock options; (2) the remainder of the shares subject to outstanding The Huffington Post stock options were cashed out pursuant to the merger agreement (all of the cashed-out shares were canceled and will not be returned to the share pool as Company shares under the Huffington Post Plan); and (3) a small number of shares subject to The Huffington Post stock options held by previously terminated employees had been either exercised or forfeited (the forfeited shares were returned to the share pool, and converted into Company shares under the Huffington Post Plan). Of the fair value of The Huffington Post options that were converted, $8.1 million is being recognized as equity-based compensation expense over the remaining award vesting periods, which for most employees is 24 months from the acquisition date. See Note 4 for additional information on the acquisition of The Huffington Post and related stock conversion.

Equity-Based Compensation Expense

Compensation expense recognized by AOL related to its equity-based compensation plans is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock options	$5.7	$4.5	$10.6	$8.6
RSUs	5.3	4.7	10.8	10.3

Total equity-based compensation expense	$11.0	$9.2	$21.4	$18.9

Tax benefit recognized	$4.3	$3.7	$8.4	$7.5

As of June 30, 2011, the Company had 8.6 million stock options and 3.9 million RSUs outstanding to employees, advisors and non-employee directors. The weighted-average exercise price of the stock options and the weighted average grant date fair value of the RSUs outstanding as of June 30, 2011 were $21.32 and $22.93, respectively.

As of June 30, 2011, total unrecognized compensation cost related to unvested AOL stock option awards was $49.6 million and is expected to be recognized over a weighted-average period of approximately 2.7 years. Total unrecognized compensation cost as of June 30, 2011 related to unvested RSUs was $63.4 million and is expected to be recognized over a weighted-average period of approximately 2.9 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation expense related to these awards will be different from the Company’s expectations.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AOL Stock Options

The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value AOL stock options at their grant date:

	Six Months Ended June 30,
	2011	2010
Expected volatility	36.7%	37.7%
Expected term to exercise from grant date	5.50 years	5.38 years
Risk-free rate	2.5%	2.6%
Expected dividend yield	0.0%	0.0%

The assumptions above relate to AOL stock options granted during the period and therefore do not include stock options that were converted in connection with the acquisition of The Huffington Post during the six months ended June 30, 2011.

NOTE 8—RESTRUCTURING COSTS

For the three and six months ended June 30, 2011, the Company incurred $0.6 million and $28.4 million, respectively, in restructuring costs related to organizational changes made in an effort to improve its ability to execute its strategy. These restructuring costs related to the Company’s acquisition of The Huffington Post, as well as a reassessment of its operations in India, and were primarily related to involuntary terminations of employees ranging from executives to line personnel.

A summary of AOL’s restructuring activity for the six months ended June 30, 2011 is as follows (in millions):

	Employee Terminations	Other Exit Costs	Total
Liability at December 31, 2010	$18.0	$18.2	$36.2
Restructuring expense	27.9	0.5	28.4
Foreign currency translation and other adjustments	(3.1)	(0.9)	(4.0)
Cash paid	(32.6)	(9.0)	(41.6)

Liability at June 30, 2011	$10.2	$8.8	$19.0

At June 30, 2011, of the remaining liability of $19.0 million, $16.1 million was classified as a current liability within accrued expenses and other current liabilities, with the remaining $2.9 million classified as a long-term liability in the consolidated balance sheet. Amounts classified as long-term are expected to be paid through 2014.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Commitments

For a description of AOL’s commitments see “Note 11” to the Company’s audited consolidated financial statements included in the Annual Report.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Contingencies

AOL is a party to a variety of claims, suits and proceedings that arise in the normal course of business, including actions with respect to intellectual property claims, tax matters, labor and unemployment claims, commercial claims, claims related to the Company’s business model for content creation and other matters. With respect to tax matters, AOL has received tax assessments in certain states related to sales and use taxes on its business operations. AOL has appealed these tax assessments and plans to vigorously contest these matters. In addition, AOL has received assessments in certain foreign countries related to income tax and transfer pricing, and plans to vigorously contest these matters as well. In certain instances, the Company was required to pay a portion of the tax assessment in order to proceed with the dispute of the assessment. While the results of such normal course claims, suits and proceedings cannot be predicted with certainty, management believes that, based on current knowledge, the final outcome of these matters will not result in reasonably possible material losses. Regardless of the outcome, legal proceedings can have an adverse effect on the Company because of defense costs, diversion of management resources and other factors.

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

AOL INC.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2011.

AOL INC.

By	/s/ ARTHUR MINSON
Name:	Arthur Minson
Title:	Executive Vice President and Chief Financial Officer

AOL INC.

EXHIBIT INDEX

Exhibit Number	Description
10.1	AOL Inc. 2011 Directors’ Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Periodic Report on Form 8-K dated May 27, 2011).
10.2	Form of 2011 AOL Inc. Annual Bonus Plan.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (ii) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (iv) Notes to Consolidated Financial Statements. ††

†	This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.