Form 10-Q
period 2011-09-30
AOL Inc.
filed 2011-11-02
CIK 1468516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 28, 2011, the number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding was 97,342,890.

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

Continual decline in market valuations associated with our cash flows and revenues may result in our inability to realize the value of recorded intangibles and goodwill. In addition, achieving our business and financial objectives, including growth in operations and maintenance of a strong balance sheet and liquidity position, could be adversely affected by the factors discussed or referenced in “Item 1A—Risk Factors” in our Annual Report as well as, among other things:

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

•	Results of operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2011 and 2010.

•

Liquidity and capital resources. This section provides a discussion of our current financial condition and an analysis of our cash flows for the nine months ended September 30, 2011 and 2010. This section also provides an update to the discussion in our Annual Report of our customer credit risk and includes a discussion of the amount of financial capacity available to fund our future commitments and ongoing operating activities.

•

Critical accounting policies. This section identifies those accounting policies that are considered important to our results of operations and financial condition and require significant judgment and estimates on the part of management.

Overview

Our Business

We are a leading global web services company with a suite of compelling brands and offerings and a substantial worldwide audience. Our business spans online content, products and services that we offer to consumers, publishers and advertisers. We are focused on attracting and engaging consumers and providing valuable online advertising services. We market our offerings to advertisers on both AOL Properties and the Third Party Network under the brand “AOL Advertising.” Through the Advertising.com Group, we provide third party publishers with premium products and services intended to make their websites attractive to brand advertisers, such as video and custom content production, in addition to offering ad serving and sales of third party advertising inventory. Our AOL-brand access subscription service, which we offer consumers in the United States for a monthly fee, is a valuable distribution channel for AOL Properties.

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

We also generate advertising revenues through the sale of advertising on third party websites, which we collectively refer to as the Third Party Network. Our advertising offerings on the Third Party Network consist primarily of the sale of display advertising and also include search and contextual advertising. In order to generate advertising revenues on the Third Party Network, we have historically had to incur higher traffic acquisition costs (“TAC”) as compared to advertising on AOL Properties.

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

Growth of our advertising revenues depends on our ability to attract consumers and increase engagement on AOL Properties by offering compelling content, products and services, as well as on our ability to provide effective advertising solutions and optimize our inventory monetization. In order to attract consumers and generate increased engagement, we have developed and acquired, and intend to continue to develop and acquire, content, products and services designed to meet these goals. These actions include the development and acquisition of a number of platforms that are designed to facilitate the production, aggregation, distribution and consumption of national and local content. Additionally, through our acquisition of TheHuffingtonPost.com, Inc. (“The Huffington Post”) on March 4, 2011 and the creation of the AOL Huffington Post Media Group (“HPMG”), we have accelerated our strategy to deliver a scaled and differentiated array of premium news, analysis, commentary and entertainment.

Our current access service subscriber base, excluding the one-time migration of certain individuals into paid subscription plans during the third quarter, has declined and is expected to continue to decline as a result of several factors, including the increased availability of high-speed broadband internet connections, the fact that a significant amount of online content, products and services has been optimized for use with broadband internet connections and the effects of our strategic shift to a Company focused on generating advertising revenues. As part of our strategic shift, we have essentially eliminated our marketing efforts for our subscription access service and we have made available for free the vast majority of our content, products and services. As our access subscriber base declines, we need to maintain the engagement of former subscribers and increase the number and engagement of other consumers on AOL Properties. In addition to developing and offering engaging content,

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

products and services, we seek to retain our access subscribers by including additional products and services in their paid subscription plans for no additional charge or at a discounted rate. Further, we have transitioned and will continue to seek to transition a substantial percentage of those access subscribers who are terminating their paid access subscriptions to free AOL Properties offerings.

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

Our subscription revenues have relatively low direct costs, and accordingly, our subscription access service has a significant positive impact on our operating income (loss). Although our subscription revenues have declined and are expected to continue to decline, we believe that our subscription access service will continue to provide us with an important source of revenue and cash flow for the foreseeable future. The revenue and cash flow generated from our subscription access service will help us pursue our strategic initiatives and continue the transition of our business toward attracting and engaging internet consumers and generating advertising revenues. We expect our total revenues and operating income as compared to the same prior year period to decline in the fourth quarter of 2011, primarily due to declines in subscription revenue and search and contextual revenue as a result of the continuing decline in our current access subscriber base.

Key indicators to understanding our operating results include:

•	Growth of advertising revenues;

•	Unique visitors to AOL Properties;

•	Monthly average churn and average paid tenure of our AOL-brand access subscribers;

•	Our investment in the local online market, which we believe is a potential growth area; and

•	Our ability to manage our operating cost structure.

Trends, Challenges and Uncertainties Impacting Our Business

The web services industry is highly competitive and rapidly changing. Trends, challenges and uncertainties that may have a significant impact on our business, our opportunities and our ability to execute our strategy include the following:

•

Advertising, commerce and information continue to migrate to the internet and away from traditional media outlets. We believe this continuing trend will create strategic growth opportunities for us to attract new consumers and develop new and effective advertising solutions. Additionally, the amount of content that is available online continues to expand. To address this rapid expansion, we offer a variety of sites that we expect to continue to drive consumer engagement, focusing on target audiences such as women, local and influencers. We believe that our acquisition of The Huffington Post will solidify our strategy of creating a global content brand network while providing our consumers with an array of news, analysis, commentary and entertainment. We continue to expand our distribution of our

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

content, products and services on multiple platforms and digital devices, including on portable wireless devices such as smartphones and tablets (e.g., iPhone, iPad, Android-based devices and Blackberry).

•

We believe that there is a significant strategic growth opportunity in providing local content, platforms and services covering geographic locations ranging from neighborhoods to major metropolitan areas. Patch is our community-specific news and information platform dedicated to providing comprehensive and trusted local coverage for individual towns and communities. We have made and for the foreseeable future will continue to make significant investments in Patch and, as of October 28, 2011, we had 864 active Patch towns. We have been focusing on and continue to focus on developing and offering compelling local content and growing user engagement within Patch towns. We have increased our focus on monetization opportunities as we enter the next phase of our development of Patch.

•

As the behavior of internet consumers continues to change, a migration on the internet towards social networking could adversely affect usage of AOL products and services. This trend may have an adverse effect on our ability to rely on traditional sources of traffic and revenues. We seek to mitigate these potential competitive pressures by leveraging social networks to deliver our content.

•

We believe there is growing advertiser demand for innovation in online advertising formats to be more conducive to product branding and to more closely mirror experiences offered by offline formats. To address this opportunity, we are offering more premium advertising formats, including a format that we internally refer to as “Project Devil”. This format seeks to enhance the consumer experience by improving the aesthetic quality, impact and interactivity of online advertising, while also providing solutions for advertisers looking for innovative ways to showcase their products and services to consumers. This advertising format is being offered to advertisers on the vast majority of AOL Properties as well as through the Third Party Network.

•

The method of internet access continues to shift away from dial-up access. This trend, along with the free availability of the vast majority of our content, products and services, has contributed to, and we expect it will continue to contribute to, the decline in the number of our current access subscribers. As a result of these factors, we expect subscription revenues to continue to decline in the future. In March 2010, we expanded our offerings of online products and services to our access subscribers and other consumers. We expect that these products will allow us to grow new paid services and further moderate churn.

•

We have made progress towards achieving our strategy through targeted acquisitions and opportunistic dispositions. We made a number of acquisitions in 2010 and the first quarter of 2011 and we expect the integration of key talent and products resulting from these acquisitions to help us achieve our objective of increasing traffic by enhancing the user experience. To accelerate our strategy, we acquired The Huffington Post which we expect to allow us to deliver a scaled and differentiated array of premium news, analysis, commentary and entertainment. As a result of our recent acquisitions, we are increasing video streams and reach through video platforms and networks offered by 5 Minutes Ltd. (“5Min”) and goviral A/S (“goviral”) and improving premium format advertising offerings through Pictela, Inc.

•

Part of our strategy with respect to targeted acquisitions is to ensure that the key employees are incentivized to remain with AOL following the acquisition. In connection with our 2010 and 2011 acquisitions, we entered into certain incentive cash compensation arrangements with key employees of the acquired companies. We record amounts associated with these arrangements as retention compensation expense over the future service period of the employees of the acquired companies. For the three and nine months ended September 30, 2011, we recorded retention compensation expense of $9.9 million and $28.9 million, respectively, related to incentive cash compensation arrangements made in connection with our 2010 and 2011 acquisitions. We expect to record retention compensation

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

expense associated with the incentive arrangements with key employees of these acquisitions of $7.7 million, $14.1 million and $2.4 million in the remainder of 2011, in 2012 and in 2013, respectively. We expect the future cash outlay related to these incentive arrangements to be $12.0 million, $26.9 million and $19.4 million in the remainder of 2011, in 2012 and in 2013, respectively. These amounts are subject to change based on actual forfeitures and the impact of retention arrangements in connection with any new acquisitions completed in the future.

Recent Developments

Stock Repurchase Program

On August 10, 2011, our Board of Directors approved a stock repurchase program, which authorizes us to repurchase up to $250 million of our outstanding shares of common stock from time to time through August 2012. Repurchases will depend on market conditions, share price and other factors. Repurchases have been and will be made in accordance with applicable securities laws in the open market or in private transactions and may include derivative transactions. As of November 2, 2011, we repurchased a total of 9.7 million shares at a weighted average price of $13.39 per share under this program.

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

In addition, we utilize unique visitor numbers to evaluate the reach of our total advertising network, which includes both AOL Properties and the Third Party Network. Unique visitor numbers provide an indication of our consumer reach. Although our consumer reach does not correlate directly to advertising revenue, we believe that our ability to broadly reach diverse demographic and geographic audiences is attractive to brand advertisers seeking to promote their brands to a variety of consumers without having to partner with multiple content providers. AOL’s unique visitor numbers also include unique visitors attributable to co-branded websites owned by third parties for which certain criteria have been met, including that the internet traffic has been assigned to us through a traffic assignment letter. For the three months ended September 30, 2011, approximately 6% of our unique visitors to AOL Properties were attributable to co-branded websites owned by third parties where the internet traffic was assigned to us.

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

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following table presents our unique visitor metrics for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Domestic average monthly unique visitors to AOL Properties	107	106	111	110

Domestic average monthly unique visitors to HPMG	97	97	100	100

Domestic average monthly unique visitors to AOL Advertising Network	187	183	183	184

Subscriber Metrics

The primary metrics we monitor for our subscription access service are monthly average churn and average paid tenure. Monthly average churn represents on average the percentage of AOL-brand access subscribers that terminate or cancel our services each month, factoring in new and reactivated subscribers. The domestic AOL-brand access subscriber monthly average churn was 2.2% and 2.6% for the three months ended September 30, 2011 and 2010, respectively. Average paid tenure represents the average period of time subscribers have paid for domestic AOL-brand internet access. The average paid tenure of the remaining domestic AOL-brand access subscribers has been increasing, and was approximately 10.6 years and 9.4 years for the three months ended September 30, 2011 and 2010, respectively.

Results of Operations

The following table presents our revenues, by revenue type, for the periods presented (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Revenues:
Advertising	$317.7	$293.5	8%	$950.4	$952.5	(0)%
Subscription	191.9	244.8	(22)%	608.6	787.7	(23)%
Other	22.1	25.9	(15)%	66.3	80.5	(18)%

Total revenues	$531.7	$564.2	(6)%	$1,625.3	$1,820.7	(11)%

The following table presents our revenues, by revenue type, as a percentage of total revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Advertising	60%	52%	58%	52%
Subscription	36	43	37	43
Other	4	5	5	5

Total revenues	100%	100%	100%	100%

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

Advertising revenues on AOL Properties and the Third Party Network for the three and nine months ended September 30, 2011 and 2010 are as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
AOL Properties:
Display	$136.7	$119.1	15%	$402.8	$364.1	11%
Search and Contextual	85.1	99.7	(15)%	268.7	331.7	(19)%

Total AOL Properties	221.8	218.8	1%	671.5	695.8	(3)%
Third Party Network	95.9	74.7	28%	278.9	256.7	9%

Total advertising revenues	$317.7	$293.5	8%	$950.4	$952.5	(0)%

Advertising revenues increased $24.2 million for the three months ended September 30, 2011 as compared to the same periods in 2010, reflecting a $26.6 million increase in our core product offerings (including the impact of recent acquisitions), partially offset by a $2.4 million decline related to AOL-implemented initiatives. Advertising revenues decreased $2.1 million for the nine months ended September 30, 2011 as compared to the same periods in 2010. While we also saw growth in our core product offerings (including the impact of recent acquisitions) of $55.0 million, this was more than offset by a $57.1 million decline related to AOL-implemented initiatives.

AOL-implemented initiatives to wind down or shut down certain products and shut down or reduce operations internationally resulted in declines of $2.4 million and $57.1 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. For the nine months ended September 30, 2011, the impact of these initiatives included declines in Third Party Network revenue of $29.6 million associated with European shutdowns and de-emphasis of the typically low margin search engine

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

campaign management and lead generation affiliate products. In addition, we experienced declines in search and contextual revenue of $14.4 million for the nine months ended September 30, 2011, primarily due to declines of $12.2 million from our ICQ operations (“ICQ”) which we sold in the third quarter of 2010. Display revenues declined $13.1 million for the nine months ended September 30, 2011 related to declines from ICQ, Digital Marketing Services, Inc. and Bebo, Inc. (“Bebo”) all of which we sold in 2010, as well as declines related to reduced operations in Germany and France.

Apart from the impacts of the AOL-implemented initiatives, advertising revenue reflects increases in Third Party Network revenue and display revenue, partially offset by further declines in search and contextual revenue. The Third Party Network revenue increase of $21.9 million and $51.8 million for the three and nine months ended September 30, 2011, respectively, related primarily to increases in Retail, Auto, Telecom and Personal Finance and the acquisitions of 5Min and goviral. For the three and nine months ended September 30, 2011, display revenue increased $18.5 million and $51.8 million, respectively, primarily due to increased revenue from premium display advertising, a portion of which is attributable to our acquisitions of The Huffington Post and TechCrunch, Inc. The increase in display revenue also includes the impact of improved yield management, an increase in Patch revenues and performance-based fees related to marketing of third party products and services. Domestic search and contextual revenue for the three and nine months ended September 30, 2011, declined $11.8 million and $35.2 million, respectively, as compared to the same periods in 2010, primarily due to lower domestic search queries, the majority of which resulted from the 15% year-over-year decrease in domestic AOL-brand access subscribers. International search and contextual revenue declines of $2.0 million and $13.4 million for the three and nine months ended September 30, 2011, respectively, were due to fewer queries primarily in the United Kingdom. These declines in search and contextual revenue were slightly offset by growth in search revenue on AOL.com.

Revenues Associated with Google and Advertising Revenue Expectations

For all periods presented in this Quarterly Report, we have had a contractual relationship with Google Inc. (“Google”) whereby we generate revenues through paid text-based search and contextual advertising on AOL Properties provided by Google, which represent a significant percentage of the advertising revenues generated by AOL Properties. For the three and nine months ended September 30, 2011, the revenues associated with the Google relationship (substantially all of which were search and contextual revenues generated on AOL Properties) were $80.7 million and $252.0 million, respectively. For the three and nine months ended September 30, 2010, the revenues associated with the Google relationship (substantially all of which were search and contextual revenues generated on AOL Properties) were $92.3 million and $308.9 million, respectively.

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

Subscription Revenues

During the three months ended September 30, 2011, certain individuals who were not previously customers of an access subscription plan (and therefore not previously included in our count of AOL-brand access subscribers) were migrated to a higher priced plan that includes a number of additional features including access services. As a result, our AOL-brand access subscribers at September 30, 2011 include approximately 200,000 subscribers related to this migration. The monthly fee billed to these subscribers is lower than our average

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

monthly fees to other subscribers, and as a result, domestic average monthly revenue per AOL-brand access subscriber (“ARPU”) for the three and nine months ended September 30, 2011 was negatively impacted by this migration.

Subscription revenues declined 22% and 23% for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The decline was due to an approximate 15% decrease in the number of domestic AOL-brand access subscribers between September 30, 2010 and September 30, 2011, which is net of the 5% increase discussed above related to customers migrated to an access subscription plan. The decrease in the number of access subscribers is discussed further in “Overview – Our Business” herein. To a lesser extent, the decline in subscription revenues for the three and nine months ended September 30, 2011 was due to a $0.61 and $0.51 decline in ARPU, respectively, including the impact of the migration of customers to an access subscription plan which led to a slightly higher rate of decline in ARPU than in recent periods.

The number of domestic AOL-brand access subscribers was 3.5 million and 4.1 million at September 30, 2011 and 2010, respectively. ARPU was $17.49 and $17.66 for the three and nine months ended September 30, 2011, respectively, compared to $18.10 and $18.17 for the three and nine months ended September 30, 2010, respectively. We include in our subscriber numbers individuals, households and entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL access service. Individuals who have registered for our free offerings, including subscribers who have migrated from paid subscription plans, are not included in the AOL-brand access subscriber numbers presented above. Subscribers to our subscription access service contribute to our ability to generate advertising revenues.

As noted previously, our current access service subscriber base (excluding the one-time migration of certain individuals into paid subscription plans during the third quarter) has declined and is expected to continue to decline. While we expect that our subscription revenues will continue to decline for the foreseeable future, we believe they will continue to provide us with an important source of revenue.

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

Other revenues decreased 15% and 18% for the three and nine months ended September 30, 2011, respectively, as compared to the three and nine months ended September 30, 2010, due primarily to a decrease in revenues from our mobile messaging services.

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

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Operating Costs and Expenses

The following table presents our operating costs and expenses for the periods presented (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Costs of revenues	$397.9	$342.8	16%	$1,190.2	$1,042.5	14%
General and administrative	95.5	117.5	(19)%	333.5	378.6	(12)%
Amortization of intangible assets	22.6	22.8	(1)%	73.5	120.7	(39)%
Restructuring costs	7.1	(0.4)	NM	35.5	34.1	4%
Goodwill impairment charge	-	-	NM		1,414.4	(100)%
(Gain) loss on disposal of assets and consolidated businesses, net	-	(119.6)	(100)%	1.6	(119.6)	NM

NM = not meaningful

The following table represents our operating costs and expenses as a percentage of revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating costs and expenses:
Costs of revenues	75%	61%	73%	57%
General and administrative	18	20	21	21
Amortization of intangible assets	4	4	5	7
Restructuring costs	1	-	2	2

Subtotal of operating costs and expenses before goodwill impairment charge and (gain) loss on disposal of assets and consolidated businesses, net	98%	85%	101%	87%
Goodwill impairment charge	-	-	-	78
(Gain) loss on disposal of assets and consolidated businesses, net	-	(21)	-	(7)

Total operating costs and expenses	98%	64%	101%	158%

Costs of Revenues

The following categories of costs are generally included in costs of revenues: personnel costs, TAC, network-related costs, non-network depreciation and amortization and other costs of revenues. TAC consists of costs incurred through arrangements in which we acquire third-party online advertising inventory for resale and arrangements whereby partners distribute our free products or services or otherwise direct traffic to AOL Properties. TAC arrangements have a number of different economic structures, the most common of which are: payments based on a cost-per-thousand impressions or based on a percentage of the ultimate advertising revenues generated from the advertising inventory acquired for resale and payments for direct traffic delivered to AOL Properties priced on a per click basis (e.g., search engine marketing fees). These arrangements can be on a fixed-fee basis (which often carry reciprocal performance guarantees by the counterparty), on a variable basis or, in some cases, a combination of the two.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Costs of revenues increased $55.1 million and $147.7 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The primary driver of the increase in costs of revenues was an increase in personnel and facilities costs of $49.1 million and $142.3 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010, primarily due to increases in areas of strategic focus including the additional headcount as a result of our recent acquisitions and hiring of new employees in Patch and the impact of increased retention compensation expense as a result of recent acquisitions. The additional headcount drove increases of $45.1 million and $125.6 million, respectively, and the impact of retention compensation expense related to our recent acquisitions drove increases of $9.3 million and $26.7 million, respectively.

TAC increased $11.3 million for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily due to the increase in Third Party Network advertising revenues, which resulted in higher variable revenue share payments to our publishing partners (including a $4.3 million increase in TAC as a result of our acquisitions of 5Min and goviral). TAC increased $3.0 million for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to a $28.0 million increase from higher variable revenue share payments to our publishing partners as a result of increased advertising revenues related to our core operations (including a $10.2 million increase in TAC as a result of our acquisitions of 5Min and goviral), partially offset by a $24.6 million decrease related to the decline in advertising revenues resulting from AOL-implemented initiatives, discussed previously.

Other costs of revenues for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 include the impact of an impairment charge of $6.2 million during the three months ended September 30, 2010 related to the sale of Pacific Corporate Park assets, increased promotional events and administrative expenses of travel, telecommunications, and supplies of $5.1 million and $18.7 million, respectively, and increased consulting costs of $0.6 million and $8.9 million, respectively.

Offsetting the variances above, network-related costs declined by $3.4 million and $16.6 million, respectively, for the three and nine months ended September 30, 2011, as compared to the same periods in 2010, due to the decline in domestic AOL-brand access subscribers. Cost of revenues for the three and nine months ended September 30, 2011 also included a decline in non-network depreciation and amortization of $2.2 million and $9.9 million, respectively, due to a decline in depreciable assets. Billing expense decreased $3.2 million and $9.7 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010, primarily due to the decrease in access subscribers.

General and Administrative

General and administrative expenses decreased $22.0 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The decrease was due to a decline in personnel and facilities costs of $16.7 million mainly related to reduced corporate headcount, due to 2010 strategic initiatives to align costs with our structure, declines in marketing costs of $4.1 million primarily due to a decline in general marketing initiatives and a decline in depreciation and amortization expense of $1.7 million.

General and administrative expenses decreased $45.1 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The decrease was due to a decline in personnel and facilities costs of $46.6 million mainly related to reduced corporate headcount, due to 2010 strategic initiatives to align costs with our structure, declines in depreciation and amortization expense of $9.4 million and declines in bad debt expense of $7.6 million. The declines in bad debt expense were due to improved collections on aged

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

balances and the impact of the decline in subscribers. The decrease in general and administrative expenses for the nine months ended September 30, 2011 was offset by increases in merger and acquisition-related expenses of $9.7 million and increased consulting expenses of $2.7 million.

Amortization of Intangible Assets

Amortization of intangible assets results primarily from acquired intangible assets including acquired technology, customer relationships and trade names. Amortization of intangible assets decreased $47.2 million for the nine months ended September 30, 2011, as compared to the same period in 2010, due primarily to a $56.6 million decline resulting from our reevaluation of the useful lives of certain intangible assets in the fourth quarter of 2009 in connection with our restructuring initiatives, which resulted in incremental amortization expense for the nine months ended September 30, 2010. These assets were fully amortized in 2010. This decline was partially offset by an increase in acquired intangible assets resulting from our recent acquisitions of $18.1 million for the nine months ended September 30, 2011.

Restructuring Costs

For the three and nine months ended September 30, 2011, we incurred $7.1 million and $35.5 million, respectively, in restructuring costs related to organizational changes made in an effort to improve our ability to execute our strategy. These restructuring costs related to the acquisition of The Huffington Post, a reassessment of our operations in India and actions in the United States to align our costs with our strategy, and were primarily related to involuntary terminations of employees ranging from executives to line personnel. We incurred $34.1 million of restructuring costs for the nine months ended September 30, 2010 related to our restructuring activities to better align our organizational structure and costs with our strategy.

Goodwill Impairment Charge

We experienced a significant decline in our stock price leading up to and subsequent to the announcement on August 9, 2011 of our financial results for the three months ended June 30, 2011. We determined that the magnitude of this stock price decline along with the weakness in the overall equity markets constituted a substantive change in circumstances in August that could potentially reduce the fair value of our single reporting unit below its carrying amount. As such, an interim goodwill impairment test was performed during the third quarter of 2011. Based on our interim impairment analysis, we determined that the estimated fair value of our sole reporting unit exceeded its book value and therefore no goodwill impairment charge was recorded for the three months ending September 30, 2011. See “Note 3” for additional information on our goodwill impairment analysis.

We also performed a goodwill impairment analysis as a result of certain triggering events occurring during the second quarter of 2010. As a result, we recorded an impairment charge of $1,414.4 million for the three months ended June 30, 2010. No further impairment charges were recorded during 2010.

(Gain) Loss on Disposal of Consolidated Businesses, Net

The gain on disposal of consolidated businesses, net for the three and nine months ended September 30, 2010 of $119.6 million was related to the gain on the sale of ICQ recorded in the third quarter of 2010. The nine months ended September 30, 2011 include $1.6 million related to professional fees incurred in 2011 related to the regulatory review of the sale of ICQ.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Operating Income (Loss)

Operating income decreased $192.5 million for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. This decline was due to the gain on the sale of ICQ recorded in 2010, the decline in revenues and the increase in costs of revenues, partially offset by the decline in general and administrative costs.

Operating loss decreased $1,041.0 million for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. This decrease was due primarily to the goodwill impairment charge recorded in the second quarter of 2010, the decreases in general and administrative costs and amortization of intangible assets, partially offset by the decline in revenues, the increase in costs of revenues and the gain on the sale of ICQ recorded in 2010.

Other Income Statement Amounts

The following table presents our other income statement amounts for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Other income (loss), net	$(1.5)	$13.5	$(2.6)	$6.4
Income tax provision (benefit)	9.7	42.1	(1.9)	(188.3)
Discontinued operations, net of tax	-	(0.9)	-	6.6

Other Income (Loss), Net

Other loss, net was $1.5 million for the three months ended September 30, 2011, as compared to other income, net of $13.5 million for the three months ended September 30, 2010. This decrease was due primarily to the $17.5 million gain from the sale of our investment in Kayak in the third quarter of 2010, partially offset by credit facility fees incurred in 2010.

Other loss, net was $2.6 million for the nine months ended September 30, 2011, as compared to other income, net of $6.4 million for the nine months ended September 30, 2010. This decrease was due primarily to the $17.5 million gain from the sale of our investment in Kayak in the third quarter of 2010, partially offset by favorable foreign currency impacts in 2011 and credit facility fees incurred in 2010.

Income Tax Provision (Benefit)

We recorded income from continuing operations before income taxes of $7.1 million for the three months ended September 30, 2011. Due to the impact of foreign losses and corresponding increase in the valuation allowance for related deferred tax assets, we recorded income tax expense of $9.7 million for the same period, which results in an effective tax rate of 136.6% for the three months ended September 30, 2011. The $9.7 million expense also includes a benefit of $3.2 million related to an adjustment of foreign taxes payable. Due to the size of foreign losses relative to our pre-tax income, our effective tax rate for the three months ended September 30, 2011 differs significantly from the statutory U.S. federal income tax rate of 35.0% and from our effective tax rate of 19.6% for the three months ended September 30, 2010. Additionally the effective tax rate for the three months ended September 30, 2010 differed from the statutory U.S. federal income tax rate of 35.0% due to the effect of the goodwill impairment charge recorded in 2010, the impact of foreign losses and the tax on the sale of ICQ, offset by benefit related to the recognition of tax credits, the release of a valuation allowance and finalization of our 2009 tax return.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

We recorded a loss from continuing operations before income taxes of $11.6 million for the nine months ended September 30, 2011. While foreign losses impacted our effective tax rate for the nine months ended September 30, 2011, this unfavorable impact was substantially offset by two favorable discrete items. These discrete items included a $7.1 million tax benefit associated with a worthless stock deduction related to the sale of a subsidiary in the first quarter of 2011 and a favorable adjustment of $8.0 million related to escrow disbursements from prior acquisitions. As a result, we recorded an income tax benefit of $1.9 million for the nine months ended September 30, 2011, which results in an effective tax rate for the nine months ended September 30, 2011 of 16.4%. Due to the size of these items relative to our pre-tax loss, our effective tax rate for the nine months ended September 30, 2011 differs significantly from the statutory U.S. federal income tax rate of 35.0% and is comparable to our effective tax rate of 18.0% for the nine months ended September 30, 2010. The effective tax rate for the nine months ended September 30, 2010 differed from the statutory U.S. federal income tax rate of 35.0% primarily due to a deferred tax asset associated with the Bebo worthless stock deduction, a benefit related to the recognition of tax credits, release of a valuation allowance and return-to-provision adjustments. These items were partially offset by the effect of the goodwill impairment charge, the impact of foreign losses and tax expense associated with the gain on the sale of ICQ.

We recorded income tax expense of $1.0 million and an income tax benefit of $25.7 million from discontinued operations for the three and nine months ended September 30, 2010, respectively. Included in the income tax expense for the nine months ended September 30, 2010 is a benefit of $25.5 million recorded in connection with the sale of buy.at, primarily related to the $18.8 million utilization of the capital loss deferred tax asset. See “Note 4” in our accompanying consolidated financial statements for additional information on the sale of buy.at and related capital loss deferred tax assets.

Discontinued Operations, Net of Tax

The financial results for the three and nine months ended September 30, 2010 include the impact of reflecting the results of operations, financial condition and cash flows of buy.at as discontinued operations. We completed the sale of buy.at on February 26, 2010 and accordingly, the nine months ended September 30, 2010 included the results of operations of buy.at for the period from January 1, 2010 through February 26, 2010, the pre-tax loss on the sale of buy.at and the income tax benefit associated with the buy.at operations and sale. See “Note 4” in our accompanying consolidated financial statements for more information regarding this divestiture.

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

The following table presents our reconciliation of Adjusted OIBDA to operating income (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Operating income (loss)	$8.6	$201.1	(96)%	$(9.0)	$(1,050.0)	(99)%
Add: Depreciation	38.3	46.9	(18)%	125.1	153.1	(18)%
Add: Amortization of intangible assets	22.6	22.8	(1)%	73.5	120.7	(39)%
Add: Restructuring costs	7.1	(0.4)	NM	35.5	34.1	4%
Add: Equity-based compensation	10.3	8.3	24%	31.7	27.2	17%
Add: Asset impairments	0.9	7.8	(88)%	5.1	1,425.1	(100)%
Add: Losses/(gains) on disposal of consolidated businesses, net	-	(119.6)	(100)%	1.6	(119.6)	NM
Add: Losses/(gains) on other asset sales	(0.6)	(0.7)	(14)%	(0.6)	(1.2)	(50)%

Adjusted OIBDA	$87.2	$166.2	(48)%	$262.9	$589.4	(55)%

Adjusted OIBDA declined for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 due to the declines in revenues and the increase in costs of revenues partially offset by declines in general and administrative costs discussed above.

Liquidity and Capital Resources

Current Financial Condition

Historically, the cash we generate has been sufficient to fund our working capital, capital expenditure and financing requirements. Forecasts of future cash flows are dependent on many factors, including future economic conditions and the execution of our strategy. We expect to fund our ongoing working capital, investing and financing requirements, including future repurchases of common stock, through our existing cash balance and cash flows from operations. Increases in cash flows from operations are achieved when growth in earnings from our online advertising services more than offsets the decline in domestic AOL-brand access subscribers. In order for us to achieve an increase in earnings from advertising services, we believe it will be important to increase the

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

number and engagement of consumers who visit our properties, to enable us to increase our overall volume of display advertising sold, including through our higher-priced channels, and to maintain or increase pricing for advertising. Advertising revenues, however, are more unpredictable and variable than our subscription revenues, and are more likely to be adversely affected during economic downturns, as spending by advertisers tends to be cyclical in line with general economic conditions.

If we are unable to successfully implement our strategic plan and grow the earnings generated by our online advertising services, we may need to reassess our cost structure and/or seek other financing alternatives to fund our business. We may also consider other financing alternatives, as a result of our recent acquisition activities. If it is necessary to seek other financing alternatives, our ability to obtain future financing will depend on, among other things, our financial condition and results of operations as well as the condition of the capital markets or other credit markets at the time we seek financing. Currently we do not have a credit rating from the credit rating agencies, so our access to the capital markets may be limited. As part of our ongoing assessment of our business and availability of capital and to enhance our liquidity position, we have divested of certain assets and product lines and may consider divesting of additional assets or product lines.

At September 30, 2011, our cash and equivalents totaled $444.1 million, as compared to $801.8 million at December 31, 2010. The overall decline in cash and equivalents was primarily due to the cash paid for our acquisitions of goviral and The Huffington Post and the cash paid for the repurchase of our common stock, partially offset by cash provided by continuing operations in 2011. Approximately 25% of our cash and equivalents as of September 30, 2011 is held internationally and is intended to be utilized to fund our foreign operations.

Summary Cash Flow Information

Our cash flows from operations are driven by net income adjusted for non-cash items such as depreciation, amortization, goodwill impairment, equity-based compensation expense and other activities impacting net income such as the gains and losses on the sale of assets or operating subsidiaries. Cash flows from investing activities consist primarily of the cash used in the acquisitions of various businesses as part of our strategy, proceeds received from the sale of assets or operating subsidiaries and cash used for capital expenditures. Capital expenditures and product development costs are mainly for the purchase of computer hardware, software, network equipment, furniture, fixtures and other office equipment. Cash flows from financing activities relate primarily to principal payments made on capital lease obligations and repurchases of common stock.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Operating Activities

The following table presents cash provided by continuing operations for the periods presented (in millions):

	Nine Months Ended September 30,
	2011	2010
Net loss	$(9.7)	$(848.7)
Less: Discontinued operations, net of tax	-	6.6

Net loss from continuing operations	(9.7)	(855.3)
Adjustments for non-cash and non-operating items:
Depreciation and amortization	198.6	273.8
Asset impairments	5.1	1,425.1
(Gain) loss on sale of investments and consolidated businesses, net	2.4	(138.1)
Equity-based compensation	31.7	27.2
Deferred income taxes	(5.8)	(385.1)
All other, net, including working capital changes (a)	(45.7)	138.8

Cash provided by continuing operations	$176.6	$486.4

(a)	All other, net, including working capital changes for the nine months ended September 30, 2010 includes approximately $155 million related to the recording of federal and state income tax expense and a corresponding increase in accrued income taxes. Substantially all of this increase was reversed with no impact to cash and equivalents in the fourth quarter of 2010 based upon finalizing the steps necessary to secure the worthless stock deduction related to Bebo (as we recorded a corresponding reduction to deferred income taxes). Excluding this increase in accrued income taxes, all other, net, including working capital changes for the nine months ended September 30, 2010 was a reduction to cash provided by continuing operations of approximately $16 million.

Cash provided by continuing operations decreased $309.8 million for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. Our operating loss was $9.0 million for the nine months ended September 30, 2011, a decrease of $1,041.0 million, as compared to the nine months ended September 30, 2010. Excluding the impact of the $1,414.4 million non-cash goodwill impairment charge in the second quarter of 2010, we generated operating income of $364.4 million during the nine months ended September 30, 2010. The shift from operating income (excluding the goodwill impairment charge) to an operating loss was the primary driver of the decline in cash provided by continuing operations. Our changes in working capital also contributed to the decline, most notably the following two factors. First, our employee bonus payments in 2011 represented a full year bonus, whereas the payments in 2010 were for the second half of 2009 only. Second, our emphasis on cash collections, including in the countries where we reduced operations or exited in 2010 resulted in favorable cash flows from operations in 2010 as compared to 2011. These items were partially offset by lower TAC and restructuring costs paid during the nine months ended September 30, 2011 as compared to the same period in 2010.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Investing Activities

The following table presents cash provided (used) by investing activities for the periods presented (in millions):

	Nine Months Ended September 30,
	2011	2010
Investments and acquisitions, net of cash acquired	$(374.8)	$(116.3)
Proceeds from disposal of assets and consolidated businesses, net	2.9	198.7
Capital expenditures and product development costs	(49.0)	(70.0)
Investment activities from discontinued operations	-	14.8

Cash provided (used) by investing activities	$(420.9)	$27.2

Cash used by investing activities was $420.9 million for the nine months ended September 30, 2011, as compared to cash provided by investing activities of $27.2 million for the nine months ended September 30, 2010. The increase in cash used by investing activities was principally due to the acquisitions of The Huffington Post and goviral during the nine months ended September 30, 2011 as well as the proceeds received from the sale of ICQ and buy.at during the nine months ended September 30, 2010.

Financing Activities

The following table presents cash used by financing activities for the periods presented (in millions):

	Nine Months Ended September 30,
	2011	2010
Repurchase of common stock	$(69.2)	$-
Principal payments on capital leases	(35.5)	(26.9)
Tax withholdings related to net share settlements of restricted stock units	(0.3)	(4.3)
Increase in cash collateral securing letters of credit	(12.0)	-

Cash used by financing activities	$ (117.0)	$ (31.2)

Cash used by financing activities was $117.0 million for the nine months ended September 30, 2011, compared to $31.2 million for the nine months ended September 30, 2010. The cash used by financing activities for the nine months ended September 30, 2011 includes $69.2 million related to the repurchase of our common stock. See “Note 6” in our accompanying consolidated financial statements for further discussion of our stock repurchase program. In addition, cash used by financing activities relates to our principal payments on capital leases, which were slightly higher in 2011 as we are currently leasing more network equipment than in prior years. Our obligations under capital leases increased by $26.7 million from December 31, 2010 to September 30, 2011, net of principal payments. Due to our increased leasing of network equipment in 2011, we expect principal payments on capital leases to be slightly higher during the remainder of 2011 compared to the same period in 2010. In addition, included in the cash used by financing activities for the nine months ended September 30, 2011 was $12.0 million of cash collateral posted to secure letters of credit related to certain of our lease agreements. Previously, our letters of credit were guaranteed by Time Warner. See “Note 1” in our accompanying consolidated financial statements for further discussion of our restricted cash.

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

The following table presents our reconciliation of Free Cash Flow to cash provided by continuing operations (in millions):

	Nine Months Ended September 30,
	2011	2010
Cash provided by continuing operations	$176.6	$486.4
Less: Capital expenditures and product development costs	49.0	70.0
Less: Principal payments on capital leases	35.5	26.9

Free Cash Flow	$92.1	$389.5

Free Cash Flow decreased for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. This decrease is due to the decline in cash provided by continuing operations, discussed in “Summary Cash Flow Information—Operating Activities” above and due to the increase in principal payments on capital leases, discussed in “Summary Cash Flow Information—Financing Activities” above, partially offset by reduced capital expenditures and product development costs.

Customer Credit Risk

Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed-upon contractual payment obligations. Credit risk originates from sales of advertising and subscription access service and is dispersed among many different counterparties. No single customer had a receivable balance at September 30, 2011 greater than 10% of total net receivables.

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

Impairment of Goodwill

Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired, which could result from significant adverse changes in the business climate and declines in the value of our business. Such indicators may include a sustained, significant decline in our stock price; a decline in our expected future cash flows; significant disposition activity; a significant adverse change in the economic or business environment; and the testing for recoverability of a significant asset group, among others. The occurrence of these indicators could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.

For purposes of our goodwill impairment test, we operate as a single reporting unit. There is considerable judgment involved in determining our operating segments, which impacts our reporting unit conclusion. Different judgments relating to the determination of reporting units could significantly affect the testing of goodwill for impairment and the amount of any impairment recognized. For additional information see “Item 7—MD&A—Critical Accounting Policies” in our Annual Report.

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

We experienced a significant decline in our stock price leading up to and subsequent to the announcement on August 9, 2011 of our financial results for the three months ended June 30, 2011. We determined that the magnitude of this stock price decline along with the weakness in the overall equity markets constituted a

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

substantive change in circumstances in August that could potentially reduce the fair value of our single reporting unit below its carrying amount. Accordingly, we tested goodwill for impairment as of August 31, 2011 (the “interim testing date”).

The estimated fair value of our reporting unit was determined utilizing a market-based approach, as the primary input in this approach was a quoted market price in an active market. To determine the estimated fair value of our reporting unit, we calculated our market capitalization based on our stock price and adjusted it by a control premium of 50%. The premium used to arrive at a controlling interest equity value was determined based on values observed in recent market transactions. The reasonableness of the determined fair value was assessed by reference to another fair value indicator, a discounted cash flow approach. Determining fair value of our reporting unit requires the exercise of significant judgment, primarily related to the premium used to arrive at a controlling interest equity value used in the market-based approach. The control premium is determined based on recent market transactions and also takes into account recent trends in market capitalization as of the date of the interim impairment test, and therefore the control premium determined herein does not necessarily correlate to a control premium determined in the past or future goodwill impairment analyses. Significant changes in the estimates and assumptions used in deriving our control premium could materially affect the determination of fair value for our reporting unit, which could impact the magnitude of an impairment loss recognized or trigger future impairment. Due to the significant judgments used in deriving the control premium, the fair value of our single reporting unit determined in connection with the goodwill impairment test may not necessarily be indicative of the actual value that would be recognized in any future transaction.

Based on the goodwill impairment analysis as of the interim testing date, the estimated fair value of our sole reporting unit exceeded its book value and therefore no impairment charge was recorded for the three months ended September 30, 2011. Subsequent to the interim testing date, our stock price experienced additional declines during September; however, we concluded that such declines were temporary due to the recovery of our stock price during the month of October as well as the results of our discounted cash flow approach.

As the market-based approach is based on market capitalization, volatility in the stock price could have a significant impact on the estimated fair value of the sole reporting unit. If the estimated fair value of our reporting unit had been hypothetically lower by 5% as of the date of the interim impairment test, the fair value of our reporting unit would have still exceeded its book value. However, if the estimated fair value of our reporting unit had been hypothetically lower by 10% as of the date of the interim impairment test, the book value of our reporting unit would have exceeded fair value. If the book value of our reporting unit had been greater than fair value, the second step of the goodwill impairment test would have been required to be performed to determine the implied fair value of goodwill, and would likely have resulted in a significant goodwill impairment charge. We are required to perform our annual goodwill impairment test during the fourth quarter of 2011, and as a result, declines in the fair value of our single reporting unit, including sustained declines in our stock price, subsequent to the date of the interim impairment test could potentially result in a significant goodwill impairment charge in the fourth quarter.

Recent Accounting Standards Impacting Future Periods

In September 2011, new guidance was issued related to assessing goodwill impairment. The amendment provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any.

The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. This new guidance will become effective for AOL on January 1, 2012 but we do not expect it will have any impact on our financial statements.

AOL INC.

ITEM3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.

AOL INC.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information we are required to disclose in our financial reports is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to senior management, as appropriate, to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011, at a reasonable assurance level.

Changes to Internal Control Over Financial Reporting

We have evaluated the changes in our internal control over financial reporting that occurred during the three and nine months ended September 30, 2011 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Advertising	$317.7	$293.5	$950.4	$952.5
Subscription	191.9	244.8	608.6	787.7
Other	22.1	25.9	66.3	80.5

Total revenues	531.7	564.2	1,625.3	1,820.7
Costs of revenues	397.9	342.8	1,190.2	1,042.5
General and administrative	95.5	117.5	333.5	378.6
Amortization of intangible assets	22.6	22.8	73.5	120.7
Restructuring costs	7.1	(0.4)	35.5	34.1
Goodwill impairment charge	-	-	-	1,414.4
(Gain) loss on disposal of assets and consolidated businesses, net	-	(119.6)	1.6	(119.6)

Operating income (loss)	8.6	201.1	(9.0)	(1,050.0)
Other income (loss), net	(1.5)	13.5	(2.6)	6.4

Income (loss) from continuing operations before income taxes	7.1	214.6	(11.6)	(1,043.6)
Income tax provision (benefit)	9.7	42.1	(1.9)	(188.3)

Income (loss) from continuing operations	(2.6)	172.5	(9.7)	(855.3)
Discontinued operations, net of tax	-	(0.9)	-	6.6

Net income (loss)	$(2.6)	$171.6	$(9.7)	$(848.7)

Per share information:
Basic income (loss) per common share from continuing operations	$(0.02)	$1.62	$(0.09)	$(8.02)
Discontinued operations, net of tax	-	(0.01)	-	0.06

Basic net income (loss) per common share	$(0.02)	$1.61	$(0.09)	$(7.96)

Diluted income (loss) per common share from continuing operations	$(0.02)	$1.61	$(0.09)	$(8.02)
Discontinued operations, net of tax	-	(0.01)	-	0.06

Diluted net income (loss) per common share	$(0.02)	$1.60	$(0.09)	$(7.96)

Shares used in computing basic income per common share	106.2	106.7	106.7	106.6

Shares used in computing diluted income per common share	106.2	107.3	106.7	106.6

See accompanying notes.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and equivalents	$444.1	$801.8
Accounts receivable, net of allowances of $9.9 and $16.1, respectively	279.6	307.7
Prepaid expenses and other current assets	44.7	46.8
Deferred income taxes	95.9	82.9

Total current assets	864.3	1,239.2
Property and equipment, net	521.5	529.2
Goodwill	1,067.9	810.9
Intangible assets, net	153.3	99.6
Long-term deferred income taxes	248.2	258.4
Other long-term assets	51.1	25.0

Total assets	$2,906.3	$2,962.3

Liabilities and Equity
Current liabilities:
Accounts payable	$63.1	$80.0
Accrued compensation and benefits	127.0	114.5
Accrued expenses and other current liabilities	185.9	236.3
Deferred revenue	73.1	92.6
Current portion of obligations under capital leases	43.8	35.2
Deferred income taxes	0.1	-

Total current liabilities	493.0	558.6
Obligations under capital leases	69.0	50.9
Restructuring liabilities	2.0	7.0
Deferred income taxes	6.7	-
Other long-term liabilities	78.0	58.9

Total liabilities	648.7	675.4

Commitments and contingencies (See Note 9)
Stockholders’ equity:
Common stock, $0.01 par value, 107.0 million shares issued and 102.0 million shares outstanding as of September 30, 2011 and 106.7 million shares issued and outstanding as of December 31, 2010	1.1	1.1
Additional paid-in capital	3,415.9	3,376.6
Accumulated other comprehensive loss, net	(277.6)	(287.9)
Accumulated deficit	(812.6)	(802.9)
Treasury stock, at cost, 5.0 million shares at September 30, 2011	(69.2)	-

Total stockholders’ equity	2,257.6	2,286.9

Total liabilities and stockholders’ equity	$2,906.3	$2,962.3

See accompanying notes.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; In millions)

	Nine Months Ended September 30,
	2011	2010
Operations
Net loss	$(9.7)	$(848.7)
Less: Discontinued operations, net of tax	-	6.6

Net loss from continuing operations	(9.7)	(855.3)
Adjustments for non-cash and non-operating items:
Depreciation and amortization	198.6	273.8
Asset impairments	5.1	1,425.1
(Gain) loss on sale of investments and consolidated businesses, net	2.4	(138.1)
Equity-based compensation	31.7	27.2
Other non-cash adjustments	4.0	11.3
Deferred income taxes	(5.8)	(385.1)
Changes in operating assets and liabilities, net of acquisitions	(49.7)	127.5

Cash provided by continuing operations	176.6	486.4
Cash used by discontinued operations	-	(0.8)

Cash provided by operations	176.6	485.6

Investing Activities

Investments and acquisitions, net of cash acquired	(374.8)	(116.3)
Proceeds from disposal of assets and consolidated businesses, net	2.9	198.7
Capital expenditures and product development costs	(49.0)	(70.0)
Investment activities from discontinued operations	—	14.8

Cash provided (used) by investing activities	(420.9)	27.2

Financing Activities
Repurchase of common stock	(69.2)	-
Principal payments on capital leases	(35.5)	(26.9)
Tax withholdings related to net share settlements of restricted stock units	(0.3)	(4.3)
Increase in cash collateral securing letters of credit	(12.0)	-

Cash used by financing activities	(117.0)	(31.2)

Effect of exchange rate changes on cash and equivalents	3.6	(5.3)
Increase (decrease) in cash and equivalents	(357.7)	476.3
Cash and equivalents at beginning of period	801.8	147.0

Cash and equivalents at end of period	$444.1	$623.3

Supplemental disclosures of cash flow information
Cash paid for interest	$4.8	$7.0

Cash paid for income taxes	$11.5	$4.0

See accompanying notes.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited; In millions)

				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital			Treasury Stock, at Cost	Non- Controlling Interest
	Common Stock				Accumulated Deficit			Total Equity
	Shares	Amount
Balance at December 31, 2009	105.8	$1.1	$3,355.5	$(275.1)	$(20.4)	$-	$1.8	$3,062.9
Net loss	-	-	-	-	(848.7)	-	-	(848.7)
Foreign currency translation adjustments	-	-	-	(11.8)	-	-	-	(11.8)

Comprehensive loss	-	-	-	(11.8)	(848.7)	-	-	(860.5)
Deconsolidation of variable interest entity	-	-	-	-	-	-	(1.8)	(1.8)
Spin-off deferred tax adjustments (See Note 6)	-	-	(24.0)	-	-	-	-	(24.0)
Issuance of common stock	0.7	-	18.2	-	-	-	-	18.2
Amounts related to equity-based compensation, including tax benefits	0.2	-	22.9	-	-	-	-	22.9
Other	-	-	(2.4)	-	-	-	-	(2.4)

Balance at September 30, 2010	106.7	$1.1	$3,370.2	$(286.9)	$(869.1)	$-	$-	$2,215.3

Balance at December 31, 2010	106.7	$1.1	$3,376.6	$(287.9)	$(802.9)	$-	$-	$2,286.9
Net loss	-	-	-	-	(9.7)	-	-	(9.7)
Foreign currency translation adjustments	-	-	-	10.3	-	-	-	10.3

Comprehensive income (loss)	-	-	-	10.3	(9.7)	-	-	0.6
Amounts related to equity-based compensation, including tax benefits (See Note 6)	-	-	39.0	-	-	-	-	39.0
Issuance of common stock	0.3	-	0.3	-	-	-	-	0.3
Repurchase of common stock	(5.0)	-	-	-	-	(69.2)	-	(69.2)

Balance at September 30, 2011	102.0	$1.1	$3,415.9	$(277.6)	$(812.6)	$(69.2)	$-	$2,257.6

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash

In the first quarter of 2011, the Company was required to post cash collateral for letters of credit related to certain of the Company’s lease agreements. Previously, the Company’s letters of credit were guaranteed by Time Warner, Inc. (“Time Warner”). The collateral amounts are legally restricted as to withdrawal and use for a period in excess of twelve months. Accordingly, the collateral balances have been classified as restricted cash within other long-term assets and are omitted from cash and equivalents on the consolidated balance sheets. Also included in restricted cash are security deposits held by the Company from lessees that are restricted as to use. The Company had $12.6 million of restricted cash included in other long-term assets on the consolidated balance sheet as of September 30, 2011.

Information about Geographical Areas

Revenues in different geographical areas are as follows (in millions):

	Three Months Ended September 30,(a)		Nine Months Ended September 30,(a)
	2011	2010	2011	2010
United States	$483.1	$521.8	$1,480.9	$1,647.7

United Kingdom	24.4	23.4	73.3	77.8
Germany	9.2	8.3	28.2	29.5
France	2.0	1.6	6.7	15.9
Canada	9.3	7.9	27.2	26.8
Other international	3.7	1.2	9.0	23.0

Total international	48.6	42.4	144.4	173.0

Total	$531.7	$564.2	$1,625.3	$1,820.7

(a)	Revenues are attributed to countries based on the location of customers.

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

The Company reviewed its revenue arrangements and determined the types of arrangements that could be impacted by this new guidance. The Company concluded that performance-method arrangements, which are the substantial majority of its arrangements, do not have multiple deliverables as the Company is providing a single online advertising deliverable. The revenue arrangements impacted by the guidance generally consist of arrangements where the Company is providing online advertising as well as non-advertising elements (i.e., production of a “micro-site”). However, the Company currently does not enter into a significant number of these arrangements. The adoption did not have a material impact on the Company’s financial statements for the three and nine months ended September 30, 2011 and is not expected to have a material impact on the Company’s financial statements for the year ended December 31, 2011.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—INCOME (LOSS) PER COMMON SHARE

Basic income per common share is calculated by dividing net income by the weighted average number of shares of common stock issued and outstanding during the reporting period. Diluted income per common share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The dilutive effect of outstanding equity-based compensation awards is reflected in diluted income per common share by application of the treasury stock method, only in periods in which such effect would have been dilutive for the period. For the three and nine months ended September 30, 2011, the Company had 10.1 million and 9.5 million, respectively, of weighted-average potentially dilutive common shares that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive for that period. For the three and nine months ended September 30, 2010, the Company had 5.3 million and 5.4 million, respectively of weighted-average potentially dilutive common shares that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive for that period.

The following table is a reconciliation of basic and diluted income per common share from continuing operations (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income (loss)	$(2.6)	$171.6	$(9.7)	$(848.7)

Shares used in computing basic income per common share	106.2	106.7	106.7	106.6
Dilutive effect of equity-based awards	-	0.6	-	-

Shares used in computing diluted income per common share	106.2	107.3	106.7	106.6

Basic net income (loss) per common share	$(0.02)	$1.61	$(0.09)	$(7.96)

Diluted net income (loss) per common share	$(0.02)	$1.60	$(0.09)	$(7.96)

NOTE 3—GOODWILL

A summary of changes in the Company's goodwill during the nine months ended September 30, 2011 is as follows (in millions):

	Gross Goodwill	Impairments	Net Goodwill
December 31, 2010	$36,436.0	$(35,625.1)	$810.9
Acquisitions	254.2	-	254.2
Dispositions	-	-	-
Impairments	-	-	-
Deferred tax adjustments	(2.1)	-	(2.1)
Translation adjustments	4.9	-	4.9

September 30, 2011	$36,693.0	$(35,625.1)	$1,067.9

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Goodwill for the nine months ended September 30, 2011 included an increase due primarily to the acquisitions of TheHuffingtonPost.com, Inc. (“The Huffington Post”) and goviral A/S (“goviral”). See “Note 4” for additional information on these acquisitions.

Impairment of Goodwill

As discussed in more detail in “Note 1” to the Company’s audited consolidated financial statements included in the Annual Report, goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired.

The Company performed a goodwill impairment analysis based on certain triggering events occurring during the second quarter of 2010. As a result, the Company recorded an impairment charge of $1,414.4 million for the three months ended June 30, 2010. In connection with the annual goodwill impairment analysis performed during the fourth quarter of 2010, the Company determined that the fair value of its sole reporting unit exceeded its book value, and therefore no additional charge was incurred during 2010. No events or circumstances were identified during the first and second quarters of 2011 that indicated goodwill is more likely than not impaired, and accordingly, no goodwill impairment analysis was performed during the first or second quarters of 2011.

The Company experienced a significant decline in its stock price leading up to and subsequent to the announcement on August 9, 2011 of its financial results for the three months ended June 30, 2011. The Company determined that the magnitude of this stock price decline along with the weakness in the overall equity markets constituted a substantive change in circumstances in August that could potentially reduce the fair value of the Company’s single reporting unit below its carrying amount. Accordingly, the Company tested goodwill for impairment as of August 31, 2011 (the “interim testing date”).

In performing the first step of the goodwill impairment test, the Company used a market-based approach. The primary input in this approach was a quoted market price in an active market. To determine the estimated fair value of the Company’s sole reporting unit, the Company calculated its market capitalization based on its stock price and adjusted it by a control premium of 50%. The premium used to arrive at a controlling interest equity value was determined based on values observed in recent market transactions. The reasonableness of the determined fair value was assessed by reference to another fair value indicator, a discounted cash flow approach. Based on the interim impairment analysis as of the interim testing date, the estimated fair value of the Company’s sole reporting unit exceeded its book value and therefore the second step of the goodwill impairment test did not need to be performed. As such, no impairment charge was recorded for the three months ended September 30, 2011. Subsequent to the interim testing date, the Company’s stock price experienced additional declines during September; however, the Company concluded that such declines were temporary due to the recovery of its stock price during the month of October as well as the results of its discounted cash flow approach.

As the market-based approach is based in large part on the Company’s market capitalization, volatility in the Company’s stock price could have a significant impact on the estimated fair value of its sole reporting unit. If the estimated fair value of the Company’s reporting unit had been hypothetically lower by 5% as of the date of the interim impairment test, the fair value of its reporting unit would have still exceeded its book value. However, if the estimated fair value of the Company’s reporting unit had been hypothetically lower by 10% as of the date of the interim impairment test, the book value of the Company’s reporting unit would have exceeded fair value. If the book value of the Company’s reporting unit had been greater than fair value, the second step of the goodwill impairment test would have been required to be performed to determine the implied fair value of goodwill, and would likely have resulted in a significant goodwill impairment charge. The Company is required

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

to perform its annual goodwill impairment test during the fourth quarter of 2011, and as a result, declines in the fair value of the Company’s sole reporting unit, including sustained declines in its stock price subsequent to the date of the interim impairment test could potentially result in a significant goodwill impairment charge in the fourth quarter.

NOTE 4—BUSINESS ACQUISITIONS, DISPOSITIONS AND OTHER SIGNIFICANT TRANSACTIONS

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

In addition to the purchase price of $295.5 million disclosed above, the Company incurred $8.7 million of restructuring charges associated with payments made for stock options that vested on or shortly after the closing date as a result of the termination of certain The Huffington Post employees. In connection with the acquisition, the Company assumed The Huffington Post Long-Term Incentive Plan (the “Huffington Post Plan”). The fair value of unvested Huffington Post Plan options held by The Huffington Post employees that were converted into unvested AOL stock options was $12.1 million. Of the fair value of The Huffington Post options that were converted, $3.6 million was included in the purchase price, $8.1 million is being recognized as equity-based compensation expense over the remaining award vesting periods (subject to adjustments for actual forfeitures), which for most employees is 24 months from the acquisition date, and the remaining $0.4 million was recorded as a restructuring charge.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AOL preliminarily recorded $192.4 million of goodwill (which is not deductible for tax purposes) and $108.2 million of intangible assets associated with this acquisition. The intangible assets associated with this acquisition consist primarily of trade names to be amortized on a straight-line basis over a period of ten years and customer relationships to be amortized over a period of four years. The assets and liabilities recorded for the acquisition of The Huffington Post were based on preliminary valuations and the estimates and assumptions are subject to changes as the Company obtains additional information during the measurement period. The preliminary areas that are not finalized relate to analysis of the fair value of certain liabilities and any corresponding effects on the recorded amount of goodwill. As such, the measurement of identifiable assets acquired and liabilities assumed has not been finalized.

Additional Information on Acquisitions

For the three and nine months ended September 30, 2011, the Company incurred $0.2 million and $9.7 million, respectively, of merger and acquisition related expenses primarily related to the acquisitions discussed above. These transaction costs were recorded within general and administrative costs in the consolidated financial statements.

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

In connection with incentive cash compensation arrangements made in connection with acquisitions made in 2010 and 2011, the Company recorded $9.9 million and $28.9 million in retention compensation expense for the three and nine months ended September 30, 2011, respectively, and recorded $1.4 million and $2.1 million in retention compensation expense for the three and nine months ended September 30, 2010, respectively. See the Annual Report for additional information on the 2010 acquisitions.

Unaudited pro forma results of operations assuming these acquisitions had taken place at the beginning of each period are not provided because the historical operating results of the acquired companies were not significant and pro forma results would not be significantly different from reported results for the periods presented.

Summary of Discontinued Operations

Discontinued operations for the three and nine months ended September 30, 2010 reflect the financial condition, results of operations and cash flows of buy.at. Reported results from discontinued operations for the nine months ended September 30, 2010 include the results of operations of buy.at for the period from January 1,

2010 through the sale date of February 26, 2010, the pre-tax loss on the sale of buy.at and the income tax benefit

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

associated with the buy.at operations and sale. The Company recorded a pre-tax loss on the sale of buy.at of $18.6 million. Due primarily to the Company’s conclusions around the likelihood of utilizing a portion of the capital loss deferred tax asset generated by the sale of buy.at, the Company recorded an income tax benefit on the sale of buy.at of $25.5 million for the nine months ended September 30, 2010.

NOTE 5—INCOME TAXES

The Company recorded income from continuing operations before income taxes of $7.1 million for the three months ended September 30, 2011. Due to the impact of foreign losses and corresponding increases in the valuation allowance for related deferred tax assets, the Company recorded income tax expense of $9.7 million for the same period, which results in an effective tax rate of 136.6% for the three months ended September 30, 2011. The $9.7 million expense also includes a benefit of $3.2 million related to an adjustment of foreign taxes payable. Due to the size of foreign losses relative to the Company’s pre-tax income, its effective tax rate for the three months ended September 30, 2011 differs significantly from the statutory U.S. federal income tax rate of 35.0% and from its effective tax rate of 19.6% for the three months ended September 30, 2010. Additionally the effective tax rate for the three months ended September 30, 2010 differed from the statutory U.S. federal income tax rate of 35.0% due to the effect of the goodwill impairment charge recorded in 2010, the impact of foreign losses and the tax on the sale of ICQ, offset by benefit related to the recognition of tax credits, the release of a valuation allowance and finalization of the Company’s 2009 tax return.

The Company recorded a loss from continuing operations before income taxes of $11.6 million for the nine months ended September 30, 2011. While foreign losses impacted the Company’s effective tax rate for the nine months ended September 30, 2011, this unfavorable impact was substantially offset by two favorable discrete items. These discrete items included a $7.1 million tax benefit associated with a worthless stock deduction related to the sale of a subsidiary in the first quarter of 2011 and a favorable adjustment of $8.0 million related to escrow disbursements from prior acquisitions. As a result, the Company recorded an income tax benefit of $1.9 million for the nine months ended September 30, 2011, which results in an effective tax rate for the nine months ended September 30, 2011 of 16.4%. Due to the size of these items relative to the Company’s pre-tax loss, its effective tax rate for the nine months ended September 30, 2011 differs significantly from the statutory U.S. federal income tax rate of 35.0% and is comparable with its effective tax rate of 18.0% for the nine months ended September 30, 2010. The effective tax rate for the nine months ended September 30, 2010 differed from the statutory U.S. federal income tax rate of 35.0% primarily due to a deferred tax asset associated with the Bebo worthless stock deduction, a benefit related to the recognition of tax credits, release of a valuation allowance and return-to-provision adjustments. These items were partially offset by the effect of the goodwill impairment charge, the impact of foreign losses and tax expense associated with the gain on the sale of ICQ.

The Company recorded an income tax expense of $1.0 million and an income tax benefit of $25.7 million from discontinued operations for the three and nine months ended September 30, 2010, respectively. Included in the income tax expense for the nine months ended September 30, 2010 is a benefit of $25.5 million recorded in connection with the sale of buy.at, primarily related to the $18.8 million utilization of the capital loss deferred tax asset. See “Note 4” for additional information on the sale of buy.at and related capital loss deferred tax assets.

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2011, 106,993,585 shares of common stock were issued and 101,954,785 shares of common stock were outstanding. No dividends were declared or paid for the nine months ended September 30, 2011.

On August 10, 2011, the Company’s Board of Directors approved a stock repurchase program, which authorizes the Company to repurchase up to $250 million of its outstanding shares of common stock from time to time through August 2012. Repurchases will depend on market conditions, share price and other factors. Repurchases have been and will be made in accordance with applicable securities laws in the open market or in private transactions and may include derivative transactions, or pursuant to any trading plan adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. As of September 30, 2011, the Company repurchased 5.0 million shares at a weighted average price of $13.71 per share as part of this program. Total consideration paid for the repurchase of common stock was $69.2 million for the three and nine months ended September 30, 2011. As of November 2, 2011, the Company repurchased a total of 9.7 million shares at a weighted average price of $13.39 per share under this program. Shares repurchased under the program are recorded as treasury stock on the Company’s consolidated balance sheet. The repurchase program may be suspended or discontinued at any time. The shares repurchased during the three and nine months ended September 30, 2011 were not the result of an accelerated share repurchase agreement and did not result in any derivative transactions. Management has not made a decision on whether shares purchased under this program will be retired or reissued.

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

During the nine months ended September 30, 2011, the Company recorded a $39.0 million increase in additional paid-in capital related to equity-based compensation. Included in this amount was $31.7 million of expense related to AOL’s equity-based compensation plans, $3.6 million related to the portion of the fair value of unvested Huffington Post Plan options converted into AOL stock options that was attributable to pre-combination service, as well as $4.0 million restructuring expense related to the accelerated vesting of stock options related to terminated employees.

Under the terms of the Company’s tax matters agreement with Time Warner, amounts payable or receivable to Time Warner prior to the spin-off were reflected as adjustments to divisional equity. During the first quarter of 2010, the Company adjusted its deferred tax assets and estimated amount payable to Time Warner for income taxes prior to the spin-off and these adjustments resulted in a $24.0 million reduction to additional paid-in capital.

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Acquisition of The Huffington Post

In connection with the acquisition of The Huffington Post in March 2011, the Company assumed the Huffington Post Plan and, as discussed above, agreed to consideration valued at $12.1 million related to the fair value of unvested stock options held by The Huffington Post employees that were generally converted into unvested AOL stock options. Specifically, as of closing: (1) the Company converted 706,881 outstanding shares that were subject to The Huffington Post stock options into 664,075 Company stock options; (2) the remainder of the shares subject to outstanding The Huffington Post stock options were cashed out pursuant to the merger agreement (all of the cashed-out shares were canceled and will not be returned to the share pool as Company shares under the Huffington Post Plan); and (3) a small number of shares subject to The Huffington Post stock options held by previously terminated employees had been either exercised or forfeited (the forfeited shares were returned to the share pool, and converted into Company shares under the Huffington Post Plan). Of the fair value of The Huffington Post options that were converted, $8.1 million is being recognized as equity-based compensation expense over the remaining award vesting periods (subject to adjustments for actual forfeitures), which for most employees is 24 months from the acquisition date. See Note 4 for additional information on the acquisition of The Huffington Post and related stock conversion.

Equity-Based Compensation Expense

Compensation expense recognized by AOL related to its equity-based compensation plans is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock options	$5.1	$4.0	$15.7	$12.6
RSUs	5.2	4.3	16.0	14.6

Total equity-based compensation expense	$10.3	$8.3	$31.7	$27.2

Tax benefit recognized	$4.1	$3.3	$12.5	$10.8

As of September 30, 2011, the Company had 8.1 million stock options and 3.7 million RSUs outstanding to employees, advisors and non-employee directors. The weighted-average exercise price of the stock options and the weighted average grant date fair value of the RSUs outstanding as of September 30, 2011 were $21.31 and $22.63, respectively.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2011, total unrecognized compensation cost related to unvested AOL stock option awards was $39.1 million and is expected to be recognized over a weighted-average period of approximately 2.5 years. Total unrecognized compensation cost as of September 30, 2011 related to unvested RSUs was $52.7 million and is expected to be recognized over a weighted-average period of approximately 2.8 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation expense related to these awards will be different from the Company’s expectations.

AOL Stock Options

The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value AOL stock options at their grant date:

	Nine Months Ended September 30,
	2011	2010
Expected volatility	36.8%	40.1%
Expected term to exercise from grant date	5.51 years	5.38 years
Risk-free rate	2.4%	2.6%
Expected dividend yield	0.0%	0.0%

The assumptions above relate to AOL stock options granted during the period and therefore do not include stock options that were converted in connection with the acquisition of The Huffington Post during the nine months ended September 30, 2011.

NOTE 8—RESTRUCTURING COSTS

For the three and nine months ended September 30, 2011, the Company incurred $7.1 million and $35.5 million, respectively, in restructuring costs related to organizational changes made in an effort to improve its ability to execute its strategy. These restructuring costs related to the Company’s acquisition of The Huffington Post, a reassessment of its operations in India and actions in the United States to align the Company’s costs with its strategy, and were primarily related to involuntary terminations of employees ranging from executives to line personnel.

A summary of AOL’s restructuring activity for the nine months ended September 30, 2011 is as follows (in millions):

	Employee Terminations	Other Exit Costs	Total

Liability at December 31, 2010	$18.0	$18.2	$36.2
Restructuring expense	34.7	0.8	35.5
Foreign currency translation and other adjustments	(2.3)	(0.9)	(3.2)
Cash paid	(43.7)	(10.4)	(54.1)

Liability at September 30, 2011	$6.7	$7.7	$14.4

At September 30, 2011, of the remaining liability of $14.4 million, $12.4 million was classified as a current liability within accrued expenses and other current liabilities, with the remaining $2.0 million classified as a long-term liability in the consolidated balance sheet. Amounts classified as long-term are expected to be paid through 2014.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9–COMMITMENTS AND CONTINGENCIES

Commitments

For a description of AOL’s commitments see “Note 11” to the Company’s audited consolidated financial statements included in the Annual Report.

Contingencies

On April 30, 2008, Bascom Global Internet Services, Inc. filed claims against AOL Inc. alleging that AOL’s WebUnlock Parental Controls technology infringes Bascom’s U.S. Patent No. 5,987,606. This case is currently in trial in the Eastern District of New York. The plaintiff is seeking $67,000,000 in damages. AOL is vigorously asserting both invalidity and noninfringement defenses and anticipates a favorable outcome in the case, and thus AOL does not believe a loss is probable. An adverse jury verdict at trial could result in an award of damages against AOL. If such an award of damages were to be subsequently sustained on appeal, it could have a material adverse effect on the Company. However, AOL believes that it would have strong grounds to prevail on an appeal of such adverse jury verdict.

In addition to the matter described above, AOL is a party to a variety of claims, suits and proceedings that arise in the normal course of business, including actions with respect to intellectual property claims, tax matters, labor and unemployment claims, commercial claims, claims related to the Company’s business model for content creation and other matters. With respect to tax matters, AOL has received tax assessments in certain states related to sales and use taxes on its business operations. AOL has appealed these tax assessments and plans to vigorously contest these matters. In addition, AOL has received assessments in certain foreign countries related to income tax and transfer pricing, and plans to vigorously contest these matters as well. In certain instances, the Company was required to pay a portion of the tax assessment in order to proceed with the dispute of the assessment. While the results of such normal course claims, suits and proceedings cannot be predicted with certainty, management believes that, based on current knowledge, the final outcome of these matters will not result in reasonably possible material losses. Regardless of the outcome, legal proceedings can have an adverse effect on the Company because of defense costs, diversion of management resources and other factors.

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

On April 30, 2008, Bascom Global Internet Services, Inc. filed claims against AOL Inc. alleging that AOL’s WebUnlock Parental Controls technology infringes Bascom’s U.S. Patent No. 5,987,606. This case is currently in trial in the Eastern District of New York. The plaintiff is seeking $67,000,000 in damages. We are vigorously asserting both invalidity and noninfringement defenses and anticipates a favorable outcome in the case, and thus we do not believe a loss is probable. An adverse jury verdict at trial could result in an award of damages against AOL. If such an award of damages were to be subsequently sustained on appeal, it could have a material adverse effect on our business. However, we believe that we would have strong grounds to prevail on an appeal of such adverse jury verdict.

In addition to the matter described above, we are a party to a variety of claims, suits and proceedings that arise in the normal course of business, including actions with respect to intellectual property claims, tax matters, labor and unemployment claims, commercial claims, claims related to our business model for content creation and other matters. While the results of such normal course claims, suits and proceedings cannot be predicted with certainty, management believes that, based on current knowledge, the final outcome of these matters will not have a material adverse effect on our business, financial position, results of operations or cash flows. Regardless of the outcome, legal proceedings can have an adverse effect on us because of defense costs, diversion of management resources and other factors. See “Item 1A—Risk Factors—Risks Relating to Our Business—If we cannot continue to enforce and protect our intellectual property rights, our business could be adversely affected” and “Item 1A—Risk Factors—Risks Relating to Our Business—We have been, and may in the future be, subject to claims of intellectual property infringement or tort law violations that could adversely affect our business” included in our Annual Report.

AOL INC.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes to the Company’s risk factors from those disclosed in Part I – Item 1A of our Annual Report for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of common shares repurchased by the Company under its stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
August 11, - August 31, 2011	394,000	$11.74	394,000	$245,376,000
September 1, -September 30, 2011	4,644,800	$13.88	4,644,800	$180,899,000
Total	5,038,800	$13.71	5,038,800	$180,899,000

(a) On August 11, 2011 the Company announced that its Board of Directors approved a stock repurchase program effective August 10, 2011, which authorizes the Company to repurchase up to $250 million of its outstanding shares of common stock through August 2012. Repurchases will depend on market conditions, share price and other factors. The repurchases may be made on the open market, in block trades or otherwise and may include derivative transactions. The repurchase program may be suspended or discontinued at any time. The approximate dollar value of shares that may yet be repurchased under the program excludes commissions and other fees paid in relation to repurchases through September 30, 2011.

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

AOL INC.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 2, 2011.

AOL INC.

By	/s/ ARTHUR MINSON
Name:	Arthur Minson
Title:	Executive Vice President and Chief Financial Officer

AOL INC.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (ii) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2011 and 2010 and (v) Notes to Consolidated Financial Statements. ††

†	This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.