Form 10-K
period 2011-12-31
AOL Inc.
filed 2012-02-24
CIK 1468516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based upon the closing price of such shares on the New York Stock Exchange on June 30, 2011) was approximately $2.1 billion. As of February 17, 2012, the number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding was 94,779,540.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report is incorporated by reference from the Registrant’s proxy statement to be filed pursuant to Regulation 14A with respect to the Registrant’s 2012 Annual Meeting of Stockholders.

AOL INC.

i

AOL INC.

ii

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding business strategies, market potential, future financial and operational performance and other matters. Words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “will,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. These forward-looking statements are based on management’s current expectations and beliefs about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances. Except as required by law, we are under no obligation to, and expressly disclaim any obligation to, update or alter any forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.

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

Achieving our business and financial objectives, including growth in operations and maintenance of a strong balance sheet and liquidity position, could be adversely affected by the factors discussed or referenced in “Item 1A—Risk Factors” as well as, among other things:

•	changes in our plans, strategies and intentions;

•	continual decline in market valuations associated with our cash flows and revenues;

•	the impact of significant acquisitions, dispositions and other similar transactions;

•	our ability to attract and retain key employees;

•	any negative unintended consequences of cost reductions, restructuring actions or similar efforts, including with respect to any associated savings, charges or other amounts;

•	market adoption of new products and services;

•	the failure to meet earnings expectations;

•	asset impairments;

•	decreased liquidity in the capital markets;

•	our ability to access the capital markets for debt securities or bank financings; and

•	the impact of “cyber warfare” or terrorist acts and hostilities.

References in this Annual Report to “we,” “us,” the “Company,” and “AOL” refer to AOL Inc., a Delaware corporation.

ITEM 1.	BUSINESS

Introduction

We are a leading global web services company with a suite of brands and offerings and a substantial worldwide audience. Our business spans online content, products and services that we offer to consumers, publishers and advertisers. We are focused on attracting and engaging internet consumers by creating high quality content, products and services at scale and providing valuable online advertising services on both our owned and operated properties and third-party websites. We also operate one of the largest internet subscription access services in the United States, with 3.3 million domestic AOL-brand access subscribers as of December 31, 2011. While subscribers to our access service are declining, our subscription access service remains a valuable distribution channel for our content, product and service offerings and an important source of our total revenues and cash flows.

Our Strategic Initiatives

We are in the midst of executing a multi-year strategic plan to reinvigorate growth in our revenues and profits by taking advantage of the continuing migration of advertising, commerce and information to the internet. Our strategy is to focus our resources on AOL’s core competitive strengths in web and local content production, advertising and paid services while expanding the distribution of our content, product and service offerings on multiple platforms and digital devices, including on portable wireless devices such as smartphones and tablets. We continue to reinvigorate AOL’s culture and brand by prioritizing the consumer experience, making greater use of data-driven insights and encouraging innovation. We have also actively supplemented our business strategy through targeted acquisitions and dispositions. Particular areas of strategic emphasis include:

•

Expanding The Huffington Post Media Group. Through our acquisition of TheHuffingtonPost.com, Inc. (“The Huffington Post”), we have accelerated our strategy to deliver a scaled and differentiated array of premium news, analysis, commentary, entertainment and community engagement. As a part of this strategy, we have created The Huffington Post Media Group (“HPMG”), which includes The Huffington Post and its affiliated sites. Under HPMG, we have redesigned key properties and are in the process of expanding internationally to provide relevant and engaging online consumer content produced by us and through strategic partnerships. We seek to continue to grow unique visitor growth and engagement on our properties through our owned and operated content, products and services. We aim to continue to grow our core products and services and increase our content production in order to facilitate this goal. In addition, social networking is becoming a more popular form of communication for global consumers on the internet. As a result, we seek to ensure that our content, products and services are available on digital devices as well as social networks so that our consumers can readily access and use our content, products and services.

•

Enhancing Our Advertising Product Offerings. During 2010, we acquired Pictela, Inc. (“Pictela”) and introduced a new advertising format, “Project Devil,” that seeks to enhance the consumer experience by improving the aesthetic quality, impact and interactivity of online advertising. We believe premium formats can enhance our advertising product offering and we seek to launch new format enhancements and increase advertiser adoption of these formats. Additionally, through recent acquisitions and our development of new video products, we seek to increase the editorial use of video on multiple platforms and digital devices. We believe that video enhancements across our owned and operated properties and third party websites can increase monetization and distribution of our content. We aim to create products that will deepen our relationships with existing advertisers and attract new advertisers by providing them with effective and efficient means of reaching our consumers. We seek to have an open, transparent and easy-to-use advertising system that offers unique and valuable insights to our publishers and advertisers and we remain focused on the continued expansion of our video platform for both our properties and our partners globally.

•

Pursuing Local Internet Opportunities. We believe that there are significant opportunities for growth in the area of local content, platforms and services, by providing comprehensive content covering all geographic areas from local neighborhoods to major metropolitan areas. We believe that our local content, platforms and services will also enable us to build scalable and deliverable programs that create and enhance our advertising and commerce opportunities. By enhancing these local internet offerings, we seek to provide consumers with a comprehensive local experience that increases consumer engagement.

•

Enhancing AOL Services. AOL Services includes subscription services and search operations in addition to properties such as mail, the AOL.com homepage, our AIM and About.me offerings, our marketplace and commerce offerings and the Company’s mobile operations. We seek to enhance these operations through new products and strategic investments in order to increase traffic and create a more compelling user experience. We continue to offer and develop our third party and AOL products and services, such as our anti-virus software, identity theft protection, computer tools and maintenance and warranty services. We provide users with a bundle of products and services and we believe that these subscription services offerings enhance our access subscription service while increasing user engagement and satisfaction. We plan on cultivating our products and services through key initiatives, one of which is mobile development and strategy. We believe mobile advertising presents a significant opportunity for revenue growth and we continue to develop mobile applications for our existing products and services. We plan to continue investing in this area, prioritizing launches of key brands and expanding our mobile advertising platform.

Business Overview

Our business operations are focused on the following:

•

AOL Properties. We seek to be a leading online publisher of relevant and engaging online content and provider of engaging consumer products and services, by utilizing open and highly scalable publishing platforms and content management systems. In addition, we have extended and continue to extend the reach of our offerings to our consumer audience on multiple platforms and digital devices. AOL Properties include our owned and operated content, products and services in HPMG, AOL Services and Local and Mapping strategy areas in addition to our AOL Ventures offerings. AOL Properties also include co-branded websites owned or operated by third parties for which certain criteria have been met, including that the internet traffic has been assigned to us.

•

Advertising. We generate advertising revenues from AOL Properties through the sale of display advertising and search and contextual advertising. We also generate advertising revenues through the sale of advertising on third-party websites, which we refer to as the “Third Party Network.” Our mission is to provide an open and transparent advertising system that is easy-to-use and offers our publishers and advertisers unique and valuable insights. We seek to grow the number of publishers and advertisers utilizing the Third Party Network.

We market our offerings to advertisers on both AOL Properties and the Third Party Network under the brand “AOL Advertising.” We market our offerings to publishers on the Third Party Network under the brand “Advertising.com” and also market offerings as video advertisements distributed through goviral ApS (“goviral”, formerly goviral A/S) and 5 Minutes Ltd (“5Min”).

AOL Properties

HPMG

HPMG seeks to be a leading online publisher of relevant and engaging online content and provider of engaging consumer products and services, by utilizing scalable publishing platforms, social engagement platforms and content management systems. In addition, we have extended and continue to extend the reach of our offerings to our consumer audience on multiple platforms and digital devices. HPMG offerings include original content produced through our large network of content creators, which includes professional journalists from new and traditional media, freelance writers and bloggers, content we license from third parties and aggregations of user-generated content. Our content offerings are made available to broad audiences through sites such as The Huffington Post, as well as to niche audiences on highly-targeted, branded properties, such as The Huffington Post Women, The Huffington Post Parents and The Huffington Post Black Voices. Additionally, we seek to enter joint ventures and strategic partnerships with third parties with established brands in an effort to expand our content offerings. To facilitate the intake, creation, management and publication of original content, we utilize publishing platforms and content management systems that are designed to scale in a cost-effective manner in order to produce a large variety of relevant content for consumers.

We believe that our acquisition of The Huffington Post will solidify our strategy of creating a global content network while providing our consumers with an array of news, analysis, commentary, entertainment and community engagement. In 2011, we began expansion of The Huffington Post internationally and we aim to continue to expand The Huffington Post in order to provide relevant content and offerings to a wide array of consumers in new markets.

Search and Contextual

We offer AOL Search on AOL Properties. We provide our consumers with a general, internet-based search experience that utilizes the organic web search results of Google, Inc. (“Google”) and additional links on the search results page that showcase contextually relevant AOL and third-party content and information, as well as provide a variety of search-related features (such as suggesting related searches to help users further refine their search queries). We also provide our consumers with relevant paid text-based search advertising through our relationship with Google, in which we provide consumers sponsored link ads in response to their search queries. In addition, we offer vertical search services (i.e., search within a specific content category) and mobile search services on AOL Properties.

We also offer contextually relevant advertising from both Google and AOL’s proprietary products. These advertisements are placed on sites targeted by advertisers based on the content of the websites. In the second quarter of 2011, we launched a new search user interface and incorporated new web search features and advertisement formats that enhanced search results and streamlined the user experience.

Local and Mapping

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

Our local offerings include the following:

•	Patch, which is a community-specific news and information platform dedicated to providing comprehensive and trusted local coverage for individual towns and communities; and

•	MapQuest, which is a leading online mapping and directions service.

During 2011, we introduced blogging and aggregation platforms on Patch as a means of increasing and improving content production and amassing relevant local stories for its users. In addition, Patch integrated “Project Devil” on its sites as a means of enhancing the consumer experience. During the third quarter of 2011, we launched a self-serve platform that allows advertisers to create advertisements specifically for their customers. Although AOL is facing increasing competition in the local market, we believe we are well-positioned to be a leader in providing services to local markets through our established brands and through the continued expansion of Patch, which has grown from approximately 775 sites as of December 31, 2010 to 863 sites as of December 31, 2011. In order to take advantage of this position, we intend to continue to invest in this area and establish online destinations that provide comprehensive news, events and directories at the local level.

We seek to continue to supplement our MapQuest offerings beyond navigation through the launch of original travel content, better trip planning features and MapQuest Vibe, a social platform designed to help users explore and discover the best places in any neighborhood. We plan on further refining our mobile products with features, enhancements and new products that enable users to experience trips more efficiently.

In addition, we provide local directory listings through our AOL Yellow Pages product. The listings are provided by a third party and AOL receives a revenue share.

AOL Services

AOL Services encompasses our paid services, search, the AOL.com homepage and mail operations, including mobile development and other offerings.

AOL Services includes our subscription access service, which provides a number of online services including narrow-band (telephone dial-up) access to the internet. We are developing, testing and marketing additional AOL and third-party products and services that are offered to internet consumers generally. Some products or services are offered to access subscribers for no additional charge or at a discounted rate in order to increase customer satisfaction and retention. Computer tools, maintenance and warranty services, online technical support, anti-virus software, identity theft protection, online and social media privacy and reputation monitoring services, diet and fitness services, online learning and other lifestyle services are currently offered and additional categories may be added in the future. Consumers will be able to manage their products and services through this platform, including adding or canceling a product or service. AOL continues to develop and offer other paid services as a way to attract, engage and serve consumers. Currently, the majority of the consumers for our paid services products are also access subscribers.

The revenue related to these products and services is recognized as subscription revenue in cases where we are responsible for providing the service to the end consumer. In instances when we are promoting a third-party product and receiving performance compensation on those services, but the third party is responsible for providing the service to the end consumer, we recognize the revenue as display advertising revenue.

We also offer an array of consumer applications, such as AOL Mail and AIM, which are leading e-mail and instant messaging services in the United States. We seek to enable consumers to access our content, products and services on mobile devices. In 2011, we made significant improvements to our mobile web portal and launched a number of innovative mobile applications that extend our desktop properties.

Distribution of AOL Properties

Content, products and services on AOL Properties are generally available to online consumers and we are focused on attracting greater numbers of consumers to our offerings. In addition, we utilize various distribution channels as described below which allow us to more directly reach online consumers.

Subscription Access Service

Our AOL-brand subscription access service, which we offer to consumers in the United States for a monthly fee, is a valuable distribution channel for AOL Properties. As of December 31, 2011, we had 3.3 million AOL-brand subscribers in the United States of which approximately 11% use our service for dial-up access. Our access service subscribers are important users of AOL Properties and engaging both present and former access service subscribers is an important component of our strategy. In addition, our subscription access service will remain an important source of revenue and cash flow for us in the near term.

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

Our major access service partners are Verizon Communications Inc. (formerly MCI Communications Services, Inc.) and PAETEC iTel LLC (“PAETEC”), which provide us with modem networks and related services for a substantial portion of our subscription access service. We have agreed to commit a significant portion of our access service subscribers’ total dial-up network hours to the Verizon and PAETEC networks. More specifically, 50% of our total dial-up network hours are presently committed to Verizon, and 25% of our total dial-up network hours are presently committed to PAETEC. Through take or pay provisions in each agreement, we will incur penalty payments if we fail to dedicate the required percentage of dial-up hours to these service partners. As of December 31, 2011, we are meeting our volume commitments to each of these service providers. We have agreed to use both the Verizon and PAETEC networks until December 31, 2014. The agreement with Verizon may be renewed at our option until December 31, 2015, and the agreement with PAETEC may be renewed at our option for two twelve-month periods. Upon expiration of these agreements, we expect to continue our relationships with Verizon and PAETEC or enter into agreements with one or more other providers of modem networks and related services.

Our access service subscriber base has declined and is expected to continue to decline as a result of several factors, including the increased availability of high-speed broadband internet connections, the fact that a significant amount of online content, products and services has been optimized for use with broadband internet connections, the effects of our strategic shift which essentially eliminated our marketing efforts for our subscription access service and providing the vast majority of our content, products and services for free. See “Item 1A—Risk Factors—Risks Relating to Our Business—Our focus on our online advertising-supported business model involves significant risks”.

Other Distribution Channels

We also distribute AOL Properties through a variety of other channels, including agreements with manufacturers of digital devices and other consumer electronics and mobile carriers. AOL also distributes its content, products and services directly to consumers on the open web and through the Apple App Store. Additional distribution channels include toolbars, widgets, co-branded portals and websites, third-party websites and social networks that link to AOL Properties. We also utilize search engine marketing and search engine optimization as distribution methods. In addition, we make available open standards and protocols for use by third-party developers to enhance, promote and distribute AOL Properties.

AOL seeks to make its AOL Properties and original content as well as other products and services available on social networks, whether offered directly or by means of partnerships with social network operators.

AOL Properties Revenue Generation

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

For the years ended December 31, 2011, 2010 and 2009, our advertising revenues on AOL Properties were $930.5 million, $940.4 million and $1,207.3 million, respectively.

Display Advertising Revenues

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

We utilize our own proprietary “ad serving technology” (i.e., technology that places advertisements on websites and digital devices) as the primary vehicle for placements of advertisements on AOL Properties through our subsidiary, ADTECH GmbH (“ADTECH”, formerly ADTECH AG). We also license this ad serving technology to third parties.

Search and Contextual Advertising

Search and contextual advertising revenues are generated when a consumer clicks on a text-based ad on their screen. These text-based ads are either generated from a consumer-initiated search query or generated based on the content of the webpage the consumer is viewing. Google is, except in certain limited circumstances, the exclusive web search provider for AOL Properties, based on our agreement that runs through December 31, 2015. In connection with these search services, Google provides us with a share of the revenue generated through paid text-based search advertising and contextual advertising on AOL Properties. For the year ended December 31, 2011, advertising revenues associated with the Google relationship (substantially all of which were search and contextual revenues generated on AOL Properties) were $335.3 million. In addition, we sell search-based keyword advertising directly to advertisers on AOL Properties through the use of a white-labeled, modified version of Google’s advertising platform, for which we provide a share of the revenue generated through such sales to Google. As part of our relationship with Google, we have expanded the alliance to include the provision of mobile search and mobile search advertising services to AOL. AOL and Google also have a video partnership that features AOL’s video content on YouTube. See “Item 1A—Risk Factors—Risks Relating to Our Business—We are dependent on a third-party search provider”.

Third Party Network Advertising Revenues

We also generate advertising revenues through the sale of advertising on third party websites. Our advertising offerings on the Third Party Network consist primarily of the sale of display advertising and also include search and contextual advertising. Advertising arrangements for the sale of Third Party Network inventory typically take the form of impression-based contracts or performance-based contracts. In order to generate advertising revenues on the Third Party Network, we historically incurred higher traffic acquisition costs (TAC) as compared to advertising on AOL Properties. We currently market our offerings to publishers on the Third Party Network under the brand “Advertising.com.”

We launched the Advertising.com Group during the second quarter of 2011. The Advertising.com Group’s focus is to position AOL as a global partner for leading publishers, advertisers and agencies seeking to maximize the value of their online brands through premium formats, video, content, networks, platforms and monetization. The Advertising.com Group includes Advertising.com, ADTECH, AOL Video, goviral, Pictela, Content Solutions (including StudioNow, Inc. (“StudioNow”) and SEED), 5Min and Sponsored Listings. During 2010, we launched a new advertising format, “Project Devil,” that seeks to enhance the consumer experience by improving the aesthetic quality, impact and interactivity of online advertising, while also providing solutions for advertisers looking for innovative ways to showcase their products and services to consumers. We acquired Pictela in December 2010 in order to scale our delivery of video, photos and applications, both within the new advertising format and generally across AOL Properties. We believe that the Pictela acquisition, combined with Project Devil, will help us improve our display advertising product offering and provide new premium format systems under the Advertising.com Group. Our acquisition of goviral during the first quarter of 2011, provides us with branded online video for media agencies, creative agencies and content producers. Additionally, our acquisition of 5Min in the third quarter of 2010 provides us with video content and a syndication platform for web-based videos that enhances our ability to distribute content. We aim to increase the use of video on our sites, including the use of video on our branded properties and digital devices.

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

We utilize AdLearn, a proprietary scheduling, optimization and delivery technology that employs a set of complex mathematical algorithms that seek to optimize advertisement placements across the Third Party Network and the available inventory on AOL Properties. This optimization is based on expected user response, which is derived from previous user response plus factors such as user segmentation, creative performance and site performance. AdLearn allows performance to be analyzed quickly and advertisement placement to be frequently optimized based on specific objectives, including click-through rate, conversion rate, sales volume and other metrics. We also offer advertisers the ability to target advertisements to specific users using technology that utilizes non-personally identifiable information, such as geographic location, previous exposure to certain advertisements or user behavior online.

During the fourth quarter of 2011, the Company, Yahoo! Inc. and Microsoft Corporation entered into nonexclusive agreements to allow advertising networks operated by each of the companies to offer each other’s premium nonreserved online display inventory to their respective customers. We believe that this partnership will offer advertisers and agencies the efficiency of buying premium display at scale to reach customers and audiences.

For the years ended December 31, 2011, 2010 and 2009, our advertising revenues on the Third Party Network were $383.7 million, $343.7 million and $529.4 million, respectively.

Subscription Revenues

We generate subscription revenues through our subscription access service. As of December 31, 2011, our primary AOL-brand price plans were $25.90 and $14.95 per month. These plans include maintenance and warranty services, online technical support, anit-virus software and identity theft protection. We also offer consumers, among other things, enhanced online safety and security features and technical support for a monthly subscription fee. As noted above, our access service subscriber base has declined and is expected to continue to decline. This has resulted in year-over-year declines in our subscription revenues. The number of domestic AOL-brand access subscribers was 3.3 million, 3.9 million and 5.0 million at December 31, 2011, 2010 and 2009, respectively. For the years ended December 31, 2011, 2010 and 2009, our subscription revenues were $803.2 million, $1,023.6 million and $1,388.8 million, respectively.

Although our subscription revenues have declined and are expected to continue to decline, we believe that our subscription access service will continue to provide us with an important source of revenue and cash flow in the near term. The revenue and cash flow generated from our subscription access service will help us to pursue our strategic initiatives.

Other Revenues

In addition to advertising and subscription revenues, we also generate fee, license and other revenues. Through MapQuest’s business-to-business services, we generate licensing revenue from third-party customers. We also generate other revenues by licensing our proprietary ad serving technology to third parties, primarily through our subsidiary, ADTECH. We generate fees from our consumer applications associated with mobile e-mail and instant messaging functionality from mobile carriers.

AOL Ventures

Some of the initiatives described above may be classified as part of AOL Ventures. We formed AOL Ventures with the goal of creating an entrepreneurial environment to attract and develop innovative initiatives. AOL Ventures focuses on acquisitions that we have previously made which have start-up characteristics or which do not currently fit within our other areas of strategic focus, investments we intend to make in early-stage, externally-developed opportunities and employee-originated innovations that we believe would benefit from incubation and development within the AOL Ventures environment. The size of our investment and corresponding ownership interest varies depending on the opportunity, as does our level of involvement and control. We intend to attract top talent and source attractive opportunities by partnering with leading angel investors, venture capitalists and universities.

Product Development

We seek to develop new and enhanced versions of our products and services for our consumers, publishers and advertisers. While in the past we have relied primarily on our own proprietary technology to support our products and services, we have been steadily increasing our use of open source technologies and platforms with a view to diversifying our sources of technology, as well as for cost management. Research and development costs related to our software development efforts for 2011, 2010 and 2009 totaled $56.9 million, $63.2 million and $63.2 million, respectively. These costs consist primarily of personnel and related costs that are incurred related to the development of software and user-facing internet offerings that do not qualify for capitalization. At December 31, 2011 and 2010, the net book value of capitalized internal-use software was $43.2 million and $62.6 million, respectively. For the years ended December 31, 2011, 2010 and 2009, we capitalized $21.1 million, $22.7 million and $48.7 million, respectively, related to the development of internal-use software.

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

Competition

We compete for the time and attention of consumers with a wide range of internet companies, including Yahoo! Inc., Google Inc., Microsoft Corporation’s MSN, IAC/Interactive-Corp. and social networking companies such as Facebook, Inc. and Twitter, Inc., as well as traditional media companies which are increasingly offering their own internet products and services. On the local level, we face increased competition from a wide range of companies offering services and products for towns and communities, such as Yelp!

We compete for advertisers and publishers with a wide range of companies offering competing advertising products, technology and services, aggregators of such advertising products, technology and services and demand side-platforms and other aggregators of third-party advertising inventory. We also compete for talent in technology skills and content creation. In addition to those companies listed above, competitors include WPP plc (24/7 Real Media, Inc.) and ValueClick, Inc. Competition among these companies has been intensifying and may lead to continuing decreases in prices for certain advertising inventory as well as lower demand.

Our subscription access service competes with other internet access providers, especially broadband providers.

Internationally, our primary competitors are global enterprises such as Yahoo!, Google, MSN, IAC, Facebook and other social networking sites, as well as a large number of local enterprises.

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

We regularly receive and resolve inquiries relating to marketing and billing issues from state Attorney Generals, the Federal Trade Commission and the Federal Communications Commission and, over the course of more than 20 years of operations, we have entered into several Consent Orders, Assurances of Voluntary Compliance/Discontinuance and settlements pursuant to which we have implemented a series of consumer protection safeguards. Examples include the prohibition of consumer retention-related compensation to call center personnel based either on non-third-party verified retention transactions or minimum retention thresholds; implementing tools that mandate adherence to various consumer protection procedural safeguards around marketing, sales, registration, cancellation, retention and reactivation transactions; recording and retaining particular call types; enabling and requiring full customer support for disabled consumers; and implementing regular training programs and monitoring mechanisms to ensure compliance with these obligations.

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

Marketing

We believe the most effective type of marketing in the near term will be our ability to deliver compelling content, products and services to the millions of consumers who visit us each day. In 2011, we combined our marketing and corporate communications groups into a single group supporting our business and brand, as we seek to deliver a clear and consistent message to consumers and other stakeholders. Our marketing efforts continue to support our new brand identity and our mission to inform, entertain and connect the world. In addition, we seek to evolve our brand to reflect our efforts to deliver high-quality innovative content, products and services to consumers by engaging in targeted and strategic marketing efforts. We intend to continue to promote and support the AOL brand as well as our family of content and product brands. We look for strategic opportunities to integrate AOL into high value sponsorships and targeted promotions aimed at defining our core value proposition to consumers. We also engage in meaningful marketing partnerships that allow us to grow our audience.

Employees

As of December 31, 2011, we employed approximately 5,660 people, including approximately 1,410 related to Patch. Our employees are based in 15 countries around the world, including the United States, the United Kingdom, Ireland, Germany, India and Canada. At that time, the country outside of the United States where we had the largest employee population was the United Kingdom, with over 280 employees.

We reduced our total workforce in India by approximately 750 employees in connection with a restructuring initiative that was largely completed during the second quarter of 2011, while also hiring new employees in areas of strategic focus, including Patch. A significant number of our international employees support our domestic operations. In general, we consider our relationship with employees to be good.

Global Presence

As of December 31, 2011, we had AOL-branded and co-branded portals and websites in North America and Europe. A Spanish language portal, http://latino.aol.com, is accessible in primarily Spanish-speaking regions. We offer internet access service under the AOL brand in the United States, Puerto Rico and Canada and have advertising operations in the United States, Canada and Europe, as well as in Japan through a joint venture with Mitsui & Co., Ltd. In addition, AOL provides consumer offerings, including Winamp and Shoutcast, internationally. We have also expanded our international operations through the expansion of The Huffington Post and the acquisition of goviral, a company that distributes branded online video for media agencies, creative agencies and content producers. As part of our recent restructuring initiatives to improve our ability to execute our strategy, we reduced our cost base in India. For geographic area data for the years ended December 31, 2011, 2010 and 2009, see “Note 1” in our accompanying consolidated financial statements.

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

WHERE YOU CAN FIND MORE INFORMATION

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. Unless otherwise stated herein, these filings are not deemed to be incorporated by reference in this report. You may read and copy any documents filed by us at the Public Reference Room of the SEC, 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC’s website at http://www.sec.gov. Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “AOL.” You can inspect and copy reports, proxy statements and other information about us at the NYSE’s offices at 20 Broad Street, New York, New York 10005. We also maintain an Internet website at www.corp.aol.com. We use our website as a channel of distribution of material company information. Financial and other information regarding AOL is routinely posted on and accessible at www.corp.aol.com. In addition, you may automatically receive e-mail alerts and other information about AOL by visiting the “e-mail alerts” section at www.corp.aol.com and enrolling your e-mail address. We make available on our internet website free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and any amendments to those reports as soon as practicable after we electronically file such reports with the SEC. In addition, copies of our (i) Corporate Governance Policy, (ii) charters for the Audit and Finance Committee, Compensation Committee, Executive Committee, Nominating and Governance Committee and Transactions Committee (iii) Standards of Business Conduct and Code of Ethics for Our Senior Executive and Senior Financial Officers are available through our Internet website at www.corp.aol.com. Our website and the information posted on it or connected to it shall not be deemed to be incorporated by reference into this report.

Executive Officers of the Registrant

The following sets forth certain information as of February 23, 2012 concerning our executive officers.

Mr. Tim Armstrong

Mr. Armstrong, age 41, has served as Chairman and Chief Executive Officer of AOL since April 2009. Prior to that, Mr. Armstrong was President, Americas Operations of Google Inc. Mr. Armstrong joined Google in 2000 as Vice President, Advertising Sales, and in 2004 was promoted to Vice President, Advertising and Commerce and then in 2007 he was named President, Americas Operations and Senior Vice President. Before joining Google, Mr. Armstrong served as Vice President of Sales and Strategic Partnerships for Snowball.com from 1998 to 2000. Prior to that, he served as Director of Integrated Sales and Marketing at Starwave’s and Disney’s ABC/ESPN Internet Ventures. Mr. Armstrong started his career by co-founding and running a newspaper based in Boston, Massachusetts. Mr. Armstrong is a trustee of Lawrence Academy and is a current Board member and former Chair of the Ad Council, a non-profit organization.

Mr. Arthur Minson

Mr. Minson, age 41, has served as Executive Vice President, Chief Financial Officer and President of AOL Services since December 2011. Previously, Mr. Minson was AOL’s Chief Financial and Administrative Officer where he oversaw the Company’s finance, human resources, corporate communications and marketing functions. Mr. Minson joined AOL in 2009 as its Executive Vice President, Chief Financial Officer and Treasurer. Prior to that, Mr. Minson served as Executive Vice President and Deputy Chief Financial Officer at Time Warner Cable Inc. Prior to joining Time Warner Cable in February 2006, Mr. Minson was Senior Vice President, Corporate Finance and Development at AOL from December 2004 to February 2006. Prior to that, Mr. Minson was Senior Vice President, Finance for AOL’s Broadband and Premium Services division from April 2004 to December 2004. Mr. Minson has also held senior finance positions at Rainbow Media Holdings, Inc. and Time Warner, Inc. (“Time Warner”). Mr. Minson began his career in the audit practice of Ernst and Young LLP.

Ms. Julie Jacobs

Ms. Jacobs, age 45, has served as Executive Vice President, General Counsel, Corporate Secretary, and head of Corporate Development of AOL since December 2011. Prior to that, Ms. Jacobs served as Executive Vice President, General Counsel and Corporate Secretary, a role she held from May 2010 to December 2011. Prior to that, Ms. Jacobs served as Senior Vice President, Deputy General Counsel and Assistant Corporate Secretary, a role she held from March 2006 until May 2010. Ms. Jacobs joined AOL in 2000 as Assistant General Counsel. Prior to joining AOL, Ms. Jacobs was an attorney at Milbank Tweed Hadley & McCloy LLP, where her practice focused on project finance.

Mr. Alexander Gounares

Mr. Gounares, age 39, has served as Executive Vice President and Chief Technology Officer of AOL since May 2010. Prior to that, Mr. Gounares served as Corporate Vice President, Advertising Research and Development (2007-2009), and Corporate Vice President and Chief Technology Officer (2009-2010) for Microsoft’s Online Services Division. Mr. Gounares also served for three years as Technology Advisor to Microsoft Chairman and founder Bill Gates (2003-2006), as well as Corporate Vice President of Corporate Strategy in Microsoft’s Finance Department from 2006 to 2007. Mr. Gounares joined Microsoft in 1993. Before joining Microsoft, he worked at Los Alamos National Laboratory.

Mr. John Reid-Dodick

Mr. Reid-Dodick, age 50, has served as Executive Vice President and Chief People Officer of AOL since December 2011. Prior to that, Mr. Reid-Dodick served as Global Head of Human Resources of Thomson Reuters Markets (2008-2011) and Global Head of Human Resources, Reuters Business Divisions and Americas Human Resources (2005-2008). Mr. Reid-Dodick was the Global Head of Organizational Development and Learning at Reuters Group PLC from 2003 to 2005, and before that was Reuters interim Group Human Resources Director from 2002 to 2003 and Director of Human Resources from 2001 to 2002. Mr. Reid-Dodick joined Reuters America in 1995 as Corporate Counsel, and served as General Counsel from 1997 to 2000 and Executive Vice President for Corporate Affairs from 2000 to 2001. Before joining Reuters America, Mr. Reid-Dodick was an attorney at Sullivan & Cromwell LLP, where his practice focused on securities, antitrust and contract litigation.

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

Risks Relating to Our Business

Our focus on our online advertising-supported business model involves significant risks.

As our subscription revenues continue to decline, we have become increasingly dependent on advertising revenues. We have not been able to generate sufficient growth in our advertising revenues to offset the loss of subscription revenues we have experienced in recent years. In order for us to increase advertising revenues in the future, we believe it will be important to increase our overall volume of advertising sold, including sales of advertising through our higher-priced channels, and to maintain or increase pricing for advertising. Our cash flows continue to be adversely affected by the continued decline of access subscribers. Additionally, advertising revenues are more unpredictable and variable than our subscription revenues, and are more likely to be adversely affected during economic downturns, as spending by advertisers tends to be cyclical in line with general economic conditions. Furthermore, we compete with traditional offline advertising media such as television and radio. The continued growth of online advertising will depend on its perceived effectiveness and the growth in consumers’ use of the internet. Lack of growth in the online advertising market could decrease the value of online advertising and would adversely impact our business model. Further, because subscription revenues have relatively low direct costs, the expected decline in subscription revenues could result in declines in operating income and cash flows, even if we achieve significant growth in advertising revenues. If we are unable to successfully implement our strategic plan and grow the earnings generated by our online advertising services, we may not be able to support our business in the future.

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

Different AOL Properties generate varying volumes of advertising that are sold at a range of prices. To the extent our consumers are active on AOL Properties where we do not deliver a high volume of advertisements or high-priced advertisements, we are limited in our ability to generate advertising revenues from such activity. Accordingly, if we are not able to attract consumers to, and engage consumers with, those AOL Properties that typically generate higher-priced and higher-volume advertising, our advertising revenues may not increase even if the aggregate number of consumers on AOL Properties increases and their aggregate engagement increases.

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

We do not own or control a general text-based web search service. Instead, Google is, except in certain limited circumstances, the exclusive web search provider for AOL Properties. For the year ended December 31, 2011, search and contextual advertising revenues comprised approximately 27% of our total advertising revenues. Changes that Google has made and may unilaterally make in the future to its search service or advertising network, including changes in pricing, algorithms or advertising relationships, could adversely affect our advertising revenues. Furthermore, except in certain limited circumstances, we have agreed to use Google’s algorithmic search and sponsored links on an exclusive basis in the United States through December 31, 2015. Additionally, a decline or an unfavorable change in our relationship with Google could materially affect our advertising revenues.

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

If we cannot continue to make our content, products and services available and attractive to consumers via devices other than personal computers, our ability to attract consumers and maintain or increase their engagement could be adversely affected.

Global consumers are increasingly accessing and using the internet through devices other than personal computers, such as smartphones and tablet computers. In order for consumers to access and use our content, products and services via these devices, we must continue to ensure that our content, products and services are compatible with such devices. We may also need to secure arrangements with device manufacturers and wireless carriers in order to have placement on these devices. Even if we can secure placement of our products and services on these devices, our ability to generate revenues depends upon our ability to negotiate favorable payment terms. As consumer pricing with the carriers changes, AOL’s ability to negotiate favorable payment terms and its ability to earn revenues may be adversely impacted. We must also ensure that our licensing arrangements with third-party content providers allow us to make this content available on these devices. These factors are also important with respect to AOL’s ability to sell applications to consumers via alternative devices, and thus to generate revenues other than subscription or advertising revenues.

Currently we offer applications directly to consumers for download from AOL Properties, the Apple App Store, or through other distribution channels. We also offer certain applications, and access to their content, products and services by means of agreements with wireless carriers and device manufacturers. To the extent that consumers are using our applications, content, products and services, we have opportunities to generate advertising revenues. However, the amount of revenues, including advertising revenues, earned from such arrangements is currently small. Also, business models in the marketplace seem to be undergoing experimentation and rapid change. To the extent that we cannot generate consumer awareness and adoption of our applications, content, products and services available on mobile devices, and cannot develop means of generating advertising revenues from consumer usage, our business could be adversely impacted.

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

In addition, as the skills needed to maintain and repair our legacy technology infrastructure remain scarce, this may adversely impact our ability to effectively manage our legacy infrastructure.

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

Certain parts of our business and operations are experiencing expansion. If we fail to effectively manage our expansion, our business and operating results could be harmed.

We have undertaken expansion in certain parts of our business in 2011, in particular Patch, growing from approximately 775 sites as of December 31, 2010 to 863 sites as of December 31, 2011. We also have approximately 1,410 Patch employees as of December 31, 2011. Additionally, since our acquisition of The Huffington Post, The Huffington Post has expanded internationally and may continue to expand its operations in the near future. Such expansion has placed, and will continue to place, demands on our management, operational, and financial infrastructure. If we do not continue to effectively manage our expansion, the quality of our products and services could suffer, which could negatively affect our brand and operating results. To effectively manage this expansion, we will need to continue to improve our operational, financial and management controls, including our reporting systems and compliance procedures. These systems enhancements and improvements may require capital expenditures and management resources. Failure to implement these improvements could hurt our ability to manage our expansion and our financial position.

One of the factors in the demand for our products and services is the success of our marketing campaigns, and there can be no assurance that our promotional and other marketing campaigns will be successful or will generate interest in our products and services.

We invest in strategic and targeted marketing campaigns in order to inform consumers about the products and services we offer. In addition, a core goal of our marketing efforts is to maintain and enhance the image of our brand and consumer perception of it. If we are unable to effectively use our resources to market and influence consumer perception of our brand, interest in our products and services may decline, and our ability to grow our services and products could be negatively impacted.

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

Our access service subscriber base has declined and is expected to continue to decline. This decline is the result of several factors, including the increased availability of high-speed internet broadband connections, the fact that a significant amount of online content, products and services has been optimized for use with broadband internet connections and the effects of our strategic shift to focus on generating advertising revenues, which resulted in us essentially eliminating our marketing efforts for our subscription access service and the free availability of the vast majority of our content, products and services. Also, a substantial number of the subscribers to our subscription access service do not use the service to access the internet on a regular basis and may terminate their subscription at any time. In addition, we must maintain the current payment method information of our subscribers and, if we fail to do so, we may lose paid relationships with some of our access subscribers. If any of these factors result in our access subscriber base declining faster than we currently anticipate, our subscription revenues and business could be adversely affected.

A disruption or failure of our networks and information systems, the internet or other technology may disrupt our business.

Our business is heavily dependent on the availability of network and information systems, the internet and other technologies. Shutdowns or service disruptions caused by events such as criminal activity, sabotage or espionage, computer viruses, hacking and other cyber-security attacks, router disruption, automated attacks such as denial of service attacks, power outages, natural disasters, accidents, terrorism, equipment failure or other events within or outside our control could adversely affect us and our consumers, including loss or compromise of data, service disruption, damage to equipment and data and excessive call volume to call centers. Furthermore, such attacks are not always able to be immediately detected, which means that we may not be in a position to promptly address the attacks or to implement adequate preventative measures. Such events could result in large expenditures necessary to recover data, or repair or replace such networks or information systems or to protect them from similar events in the future. As not all of our systems are fully redundant, some data or systems might not be recoverable after such events. Significant incidents could result in a disruption of our business, consumer dissatisfaction, damage to the AOL brand, legal costs or liability, and a loss of consumers or revenues.

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

Many of our advertising partners are subject to industry specific laws and regulations or licensing requirements, including advertisers in the following industries: pharmaceuticals, online gaming, alcohol, adult content, tobacco, firearms, insurance, securities brokerage, real estate, sweepstakes, free trial offers, automatic renewal services and legal services. If any of our advertising partners fails to comply with any of these licensing requirements or other applicable laws or regulations, or if such laws and regulations or licensing requirements become more stringent or are otherwise expanded, our business could be adversely affected. Furthermore, these laws may also limit the way we advertise our products and services or cause us to incur compliance costs, which could affect our revenues and could further adversely impact our business.

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

We are dependent on many products, technologies and services provided by third parties, including browsers, data and search indexes, in order for consumers to use our content, products and services, as well as to deliver, measure, render and report advertising. Any changes made by these third parties or consumers to functionality, features or settings of these products, technologies and services could adversely affect our business. For example, third parties may develop, and consumers may install, software that is used to block display or search advertisements or delete cookies, or consumers may elect to manually delete cookies more frequently. Likewise, search services providers may adjust their algorithms and indexes, which may hinder the ability of consumers to reach and use our content, products and services. This risk is increased because there are a small number of search services providers and any change made by one or more of these providers could significantly affect our business. We derive revenue from fees paid in connection with display advertisements and search advertisements on websites. The widespread adoption of products and technologies or changes to current products, technologies and services could adversely affect our business.

Acquisitions of other businesses could adversely affect our operations and result in unanticipated liabilities.

Since January 1, 2011, we have acquired The Huffington Post, goviral, and other smaller businesses and we may make additional acquisitions and strategic investments in the future. The completion of acquisitions and strategic investments as well as the integration of acquired companies or assets involve a substantial commitment of resources and we may fail to realize the anticipated benefits of such transactions and incur unanticipated liabilities that could harm our business. In addition, past or future transactions may be accompanied by a number of risks, including:

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

Our business operates and serves consumers globally. There are certain risks inherent in doing business internationally, including:

•	economic volatility and the current global economic uncertainty;

•	currency exchange rate fluctuations;

•	the requirements of local laws and customs relating to the publication and distribution of content and the display and sale of advertising;

•	uncertain protection and enforcement of our intellectual property rights;

•	import or export restrictions and changes in trade regulations;

•	difficulties in developing, staffing and simultaneously managing a large number of foreign operations as a result of distance as well as language and cultural differences;

•	issues related to occupational safety and adherence to local labor laws and regulations;

•	potentially adverse tax developments;

•	longer payment cycles;

•	political or social unrest;

•	seasonal volatility in business activity;

•	risks related to government regulation;

•	the existence in some countries of statutory stockholder minority rights and restrictions on foreign direct ownership;

•	the presence of corruption in certain countries; and

•	higher than anticipated costs of entry.

One or more of these factors could adversely affect our business.

We have expanded our international operations through the acquisition of goviral, a company that distributes branded online video for media agencies, creative agencies and content producers. We have also supplemented our international operations through the expansion of The Huffington Post. International expansion involves increased investment as well as risks associated with doing business abroad, as described above. Furthermore, investments in some regions can take a long period to generate an adequate return and in some cases there may not be a developed or efficient legal system to protect foreign investment or intellectual property rights. In addition, as we expand into new international regions, we may have limited experience in operating and marketing our products and services in such regions and could be at a disadvantage compared to competitors with more experience.

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

We are required under generally accepted accounting principles (GAAP) to test goodwill for impairment at least annually, and to review our identifiable intangible assets when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that could lead to impairment of goodwill and identifiable intangible assets include significant adverse changes in the business climate and declines in the value of our business. Our estimated fair value is primarily based on our market capitalization and volatility in our stock price could have a significant impact on the estimated fair value of our sole reporting unit. As of December 31, 2011, our goodwill totaled $1,064.0 million.

Our historical financial information is not necessarily representative of the results we would have achieved as an independent, publicly-traded company and may not be a reliable indicator of our future results.

On December 9, 2009, the Company completed its legal and structural separation from Time Warner via a spin-off (the “spin-off”). The historical financial information we have included in this Annual Report may not reflect what our results of operations, financial position and cash flows would have been had we been an independent, publicly-traded company during the periods presented before 2010, or what our results of operations, financial position and cash flows will be in the future as an independent company. This is primarily because:

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

We experienced a significant decline in our stock price leading up to and subsequent to the announcement of our financial results for the three months ended June 30, 2011. Our stock price may continue to fluctuate significantly depending on many factors, some of which may be beyond our control, including:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters, located in New York City, is a leased property consisting of approximately 230 thousand square feet. We own a corporate campus in Dulles, Virginia comprising office buildings, a data center and support facilities of approximately 840 thousand square feet. We lease or own additional office space and data centers located in California and Virginia totaling approximately 620 thousand square feet. In addition to these properties, we lease approximately 50 facilities for use as corporate offices, sales offices, development centers, data centers and other operations in other locations in Colorado, the District of Columbia, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, New York, New Jersey, Ohio, Pennsylvania, and Tennessee and in the countries of Canada, China, Denmark, France, Germany, India, Ireland, Israel, Japan, Spain, Sweden and the United Kingdom. We sublease to third parties approximately 208 thousand square feet of the properties discussed above.

We believe that our facilities are sufficient to meet our current and projected needs. We also have an ongoing process to review and update our real estate portfolio to meet changing business needs.

ITEM 3.	LEGAL PROCEEDINGS

On April 30, 2008, Bascom Global Internet Services, Inc. filed claims against AOL Inc. in the Eastern District Court of New York alleging that AOL’s WebUnlock Parental Controls technology infringes Bascom’s U.S. Patent No. 5,987,606. Bascom sought $67,000,000 in damages. During the fourth quarter of 2011, Bascom and AOL entered into a settlement agreement and settled the claims for $8,500,000.

In addition to the matter described above, we are a party to a variety of claims, suits and proceedings that arise in the normal course of business, including actions with respect to intellectual property claims, tax matters, labor and unemployment claims, commercial claims, claims related to our business model for content creation and other matters. With respect to tax matters, we have received tax assessments in certain states related to sales and use taxes on our business operations. We have appealed these tax assessments and plan to vigorously contest these matters. In addition, we have received assessments in certain foreign countries related to income tax and transfer pricing, and plan to vigorously contest these matters as well. In certain instances, we were required to pay a portion of the tax assessment in order to proceed with the dispute of the assessment. While the results of such normal course claims, suits and proceedings cannot be predicted with certainty, management does not believe that, based on current knowledge and the likely timing of resolution of various matters, any additional reasonably possible potential losses above the amount accrued for such matters would be material to our financial statements. Regardless of the outcome, legal proceedings can have an adverse effect on us because of defense costs, diversion of management resources and other factors. See “Item 1A—Risk Factors—Risks Relating to Our Business—If we cannot continue to enforce and protect our intellectual property rights, our business could be adversely affected” and “Item 1A—Risk Factors—Risks Relating to Our Business—We have been, and may in the future be, subject to claims of intellectual property infringement or tort law violations that could adversely affect our business” included in our Annual Report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

AOL’s common stock is listed on the New York Stock Exchange (NYSE) under the symbol “AOL.” The following table presents the quarterly high and low sales prices for the common stock on the NYSE as reported for each period indicated:

	High	Low
2010 Quarters Ended:
March 31, 2010	$26.53	$23.23
June 30, 2010	29.45	19.61
September 30, 2010	25.56	19.80
December 31, 2010	27.65	23.48

2011 Quarters Ended:
March 31, 2011	$24.91	$18.51
June 30, 2011	22.47	18.44
September 30, 2011	20.83	10.06
December 31, 2011	15.82	11.17

As of February 17, 2012 there were approximately 18,700 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The closing price of the common stock on the NYSE on February 17, 2012 was $18.73.

Stock Repurchases

The following is a summary of common shares repurchased by the Company under its stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1,—October 31, 2011	4,643,413	$13.03	4,643,413	$120,400,000
November 1,—November 30, 2011	1,615,900	$14.46	1,615,900	$97,000,000
December 1,—December 31. 2011	1,461,174	$14.00	1,461,174	$76,500,000
Total	7,720,487	$13.52	7,720,487	$76,500,000

(a)	On August 11, 2011 the Company announced that its Board of Directors approved a stock repurchase program effective August 10, 2011, which authorizes the Company to repurchase up to $250 million of its outstanding shares of common stock through August 2012. Repurchases are subject to market conditions, share price and other factors. Repurchases have been and will be made in accordance with applicable securities laws in the open market or in private transactions and may include derivative transactions, or pursuant to any trading plan adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program may be suspended or discontinued at any time. The approximate dollar value of shares that may yet be repurchased under the program excludes commissions and other fees paid in relation to repurchases through December 31, 2011.

Dividend Policy

We have not paid cash dividends and we do not anticipate the payment of cash dividends on our common stock in the immediate future.

Performance Graph

The following graph compares the relative performance of our common stock, the S&P Midcap 400 index and the Morgan Stanley High-Technology index. This graph covers the period from November 24, 2009 (the first day our common stock began “when-issued” trading on the NYSE) through December 31, 2011.

*	$100 invested on 11/24/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2012 S&P, a division of The McGraw – Hill Companies Inc. All rights reserved.

	11/24/09	12/31/09	3/31/10	6/30/10	9/30/10	12/31/10	3/31/11	6/30/11	9/30/11	12/31/11
AOL Inc.	100.00	92.86	100.84	82.93	98.72	94.58	77.90	79.22	47.87	60.23
S&P Midcap 400	100.00	105.03	114.58	103.60	117.19	133.01	145.46	144.40	115.69	130.71
Morgan Stanley High-Technology Index	100.00	103.19	106.08	91.99	103.14	113.93	117.25	116.87	110.55	117.10

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

ITEM 6.	SELECTED FINANCIAL DATA

The following financial information for the five years ended December 31, 2011 has been derived from the Company’s consolidated financial statements. The selected consolidated financial data as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 is derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated financial data as of December 31, 2009, 2008 and 2007 and for the years ended December 31, 2008 and 2007 is derived from audited financial statements not included herein.

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

	Years Ended December 31,
	2011	2010	2009	2008	2007
($ in millions, except per share amounts)
Statement of Operations Data:
Revenues:
Advertising	$1,314.2	$1,284.1	$1,736.7	$2,083.3	$2,230.6
Subscription	803.2	1,023.6	1,388.8	1,929.3	2,787.9
Other	84.7	109.0	120.3	140.1	162.2

Total revenues	$2,202.1	$2,416.7	$3,245.8	$4,152.7	$5,180.7
Costs of revenues	$1,584.4	$1,420.6	$1,893.2	$2,273.1	$2,652.6
Operating income (loss) (a)	$45.8	$(982.6)	$462.6	$(1,163.5)	$1,853.8
Income (loss) from continuing operations	$13.1	$(790.7)	$251.4	$(1,520.6)	$1,213.3
Net income (loss) attributable to AOL Inc. (b)	$13.1	$(782.5)	$248.8	$(1,525.8)	$1,396.1

Per share information attributable to AOL Inc. common stockholders: (c)
Basic income (loss) per common share from continuing operations	$0.13	$(7.42)	$2.38	$(14.36)	$11.48
Discontinued operations	—	0.08	(0.03)	(0.06)	1.72

Basic net income (loss) per common share	$0.13	$(7.34)	$2.35	$(14.42)	$13.20

Shares used in computing basic income (loss) per share (in millions)	104.2	106.6	105.8	105.8	105.8
Diluted income (loss) per common share from continuing operations	$0.12	$(7.42)	$2.38	$(14.36)	$11.48
Discontinued operations	—	0.08	(0.03)	(0.06)	1.72

Diluted net income (loss) per common share	$0.12	$(7.34)	$2.35	$(14.42)	$13.20

Shares used in computing diluted income (loss) per share (in millions)	106.0	106.6	105.8	105.8	105.8

(a)	2011 includes $35.2 million in retention compensation expense related to acquired companies. 2010 includes a $1,414.4 million non-cash impairment charge to reduce the carrying value of goodwill and a $106.0 million gain on the sale of our ICQ operations (“ICQ”). 2009 includes $27.9 million in amounts incurred related to securities litigation and government investigations. 2008 includes a $2,207.0 million non-cash impairment charge to reduce the carrying value of goodwill and $20.8 million in amounts incurred related to securities litigation and government investigations. 2007 includes a net pre-tax gain of $668.2 million on the sale of the German access service business and $171.4 million in amounts incurred related to securities litigation and government investigations.
(b)	Includes net income (loss) related to discontinued operations of $8.2 million in 2010, ($2.9) million in 2009, ($6.0) million in 2008 and $182.1 million in 2007.
(c)	On November 2, 2009, the Company converted from AOL Holdings LLC, a limited liability company wholly owned by Time Warner, to AOL Inc., a corporation wholly owned by Time Warner. On December 9, 2009, the date of our spin-off, 105.8 million shares of $0.01 par value AOL common stock were distributed to Time Warner shareholders of record as of 5 p.m. on November 27, 2009. For periods prior to 2009, the same number of shares is being used for basic and diluted income (loss) per common share as no common stock of the Company existed prior to November 2, 2009 and no dilutive securities of the Company were outstanding for any prior period. For the year ended December 31, 2009, in determining the weighted average number of common shares outstanding for basic income (loss) per common share, the Company used 105.8 million shares for the period from January 1, 2009 through December 9, 2009, and the actual number of shares outstanding for the period from December 10, 2009 through December 31, 2009. Diluted income (loss) per common share subsequent to the distribution date of December 9, 2009 reflects the potential dilution of outstanding equity-based compensation awards by application of the treasury stock method.

	As of December 31,
	2011	2010	2009	2008	2007
(in millions)
Balance Sheet Data:
Cash and equivalents	$407.5	$801.8	$146.1	$134.8	$151.9
Goodwill	$1,064.0	$810.9	$2,171.6	$2,149.0	$3,527.4
Total assets	$2,825.0	$2,962.3	$3,963.1	$4,861.3	$6,863.1

Long-term obligations under capital leases	$66.2	$50.9	$41.5	$33.7	$24.7
Total equity	$2,172.6	$2,286.9	$3,062.9	$3,737.7	$5,269.5

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition together with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report as well as the discussion in the “Item 1—Business” section. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in “Item 1A—Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements.”

Introduction

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on our business, recent developments, results of operations, liquidity and capital resources and critical accounting policies. MD&A is organized as follows:

•

Overview. This section provides a general description of our business and outlook for 2012, as well as recent developments we believe are important in understanding our results of operations and financial condition or in understanding anticipated future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three years in the period ended December 31, 2011.

•

Liquidity and capital resources. This section provides a discussion of our current financial condition and an analysis of our cash flows for the three years in the period ended December 31, 2011. This section also provides a discussion of our contractual obligations and commitments, off-balance sheet arrangements, indemnification obligations and customer credit risk that existed at December 31, 2011. This section also includes a discussion of the amount of financial capacity available to fund our future commitments and ongoing operating activities.

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

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Growth of our advertising revenues depends on our ability to attract consumers and increase engagement on AOL Properties by offering compelling content, products and services, as well as on our ability to provide effective advertising solutions and optimize our inventory monetization. In order to attract consumers and generate increased engagement, we have developed and acquired, and intend to continue to develop and acquire, content, products and services designed to meet these goals. These actions include the development and acquisition of a number of platforms that are designed to facilitate the production, aggregation, distribution and consumption of national and local content. Additionally, through our acquisition of The Huffington Post on March 4, 2011 and the creation of HPMG, we have accelerated our strategy to deliver a scaled and differentiated array of premium news, analysis, commentary, entertainment and community engagement.

Historically, our primary subscription service has been our subscription access service. To supplement our subscription access service, we are marketing new products and services that are either third party or AOL-developed products. We earn performance-based fees in relation to marketing third party products and services. To facilitate this, in the first quarter of 2011, we launched the next phase of a single consumer-facing platform that allows us to manage and distribute these additional products to internet consumers. We offer these products to our current and former access subscribers as well as other internet consumers.

During the first quarter of 2012, we expect that our total revenues will continue to decline as compared to the same period in 2011, but at a lower rate of decline than we experienced in the first quarter of 2011. We expect the overall decline to be driven by declines in subscription revenue and search and contextual advertising revenue, primarily due to the decline in our domestic AOL-brand access subscribers. We expect the rate of decline in both subscription revenue and search and contextual advertising revenue to be lower than the rate of decline in the first quarter of 2011 and to be partially offset by growth in global advertising revenue.

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

Trends, Challenges and Uncertainties Impacting Our Business

The web services industry is highly competitive and rapidly changing. Trends, challenges and uncertainties that may have a significant impact on our business, our opportunities and our ability to execute our strategy include the following:

•

Advertising, commerce and information continue to migrate to the internet and away from traditional media outlets. We believe this continuing trend will create strategic growth opportunities for us to attract new consumers and develop new and effective advertising solutions. Additionally, the amount of content that is available online continues to expand. We believe our strategy is aligned with this rapid expansion as we aim to create a global content brand network while providing our consumers with an array of news, analysis, commentary, entertainment and community engagement. We offer a variety of sites that we expect to continue to drive consumer engagement, focusing on target audiences such as women, local and influencers. We continue to expand our distribution of our content, products and services on multiple platforms and digital devices (e.g., PCs, laptops, mobile phones and tablets).

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•

We believe that there is a significant strategic growth opportunity in providing local content, platforms and services covering geographic locations ranging from neighborhoods to major metropolitan areas. Patch is our community-specific news and information platform dedicated to providing comprehensive and trusted local coverage for individual towns and communities. We have made, and for the foreseeable future will continue to make, investments in Patch and, as of December 31, 2011, we had 863 active Patch towns. We have been focusing on and continue to focus on developing and offering compelling local content and growing user engagement within Patch towns. We have increased our focus on local advertising and commerce opportunities as we enter the next phase of our development of Patch.

•

As the behavior of internet consumers continues to change, a migration on the internet towards social networking could adversely affect usage of AOL products and services. This trend may have an adverse effect on our ability to rely on traditional sources of traffic and revenues. We seek to mitigate these potential competitive pressures by leveraging social networks to deliver our content.

•

We believe there is growing advertiser demand for innovation in online advertising formats to be more conducive to product branding and to more closely mirror experiences offered by offline formats. To address this opportunity, we are offering more premium advertising formats, including a format that we internally refer to as “Project Devil”. Additionally, we acquired Pictela in December 2010 in order to scale our delivery of video, photos and applications, both within the new advertising format and generally across AOL Properties. Our premium formats seek to enhance the consumer experience by improving the aesthetic quality, impact and interactivity of online advertising, while also providing solutions for advertisers looking for innovative ways to showcase their products and services to consumers. The Project Devil advertising format is being offered to advertisers on the vast majority of AOL Properties as well as through the Third Party Network.

•

The method of internet access continues to shift away from dial-up access. This trend, along with the free availability of the vast majority of our content, products and services, has contributed to, and we expect it will continue to contribute to, the decline in the number of our current subscribers. As a result of these factors, we expect subscription revenues to continue to decline in the future. We continue to expand our offerings of online products and services to our subscribers and other consumers. We have evolved our subscription offerings to provide value in addition to access, such as computer tools, maintenance and warranty services, online technical support, anti-virus software, identity theft protection, online and social media privacy and reputation monitoring services. We expect that these products will allow us to continue to grow new subscription services and expand our consumer base beyond existing subscribers.

•

We have made progress towards achieving our strategy through targeted acquisitions and opportunistic dispositions. We made a number of acquisitions in 2010 and 2011, and we expect the integration of key talent and products resulting from these acquisitions to help us achieve our objective of increasing traffic by enhancing the user experience. To accelerate our strategy, we acquired The Huffington Post which we expect to allow us to deliver a scaled and differentiated array of premium news, analysis, commentary, entertainment and community engagement. As a result of our 2010 and 2011 acquisitions, we are increasing video streams and reach through video platforms and networks offered by 5Min and goviral and improving premium format advertising offerings through Pictela.

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

the acquired companies. We record amounts associated with these arrangements as retention compensation expense over the future service period of the employees of the acquired companies. For the years ended December 31, 2011 and 2010, we recorded retention compensation expense of $35.2 million and $6.2 million, respectively, related to incentive cash compensation arrangements made in connection with our 2010 and 2011 acquisitions. We expect to record retention compensation expense in 2012 associated with these acquisitions of $12.7 million. We expect the cash outlay in 2012 related to these incentive arrangements to be $25.0 million. These amounts are subject to change based on actual forfeitures and the impact of retention arrangements in connection with any new acquisitions completed in the future.

Recent Developments

2012 Acquisition

On February 9, 2012, AOL entered into a share-purchase agreement with Mitsui & Company Ltd. (“Mitsui”) to purchase an additional 3% interest in a joint venture between Mitsui and AOL for approximately $1.2 million. The joint venture, which operates a display advertising network business in Japan, was formed in 2006. Prior to the execution of the share purchase agreement, AOL and Mitsui each owned 50% interest in the joint venture, and AOL accounted for its 50% interest using the equity method of accounting. As part of this transaction, AOL obtained control of the board and of the day-to-day operations of the joint venture. AOL will therefore account for the incremental 3% share purchase as a business combination achieved in stages (“step acquisition”) in the first quarter of 2012, and will consolidate the joint venture beginning on February 9, 2012.

Under the step acquisition accounting requirements, AOL is required to record both its controlling interest and Mitsui’s non-controlling interests at fair value, and recognize the entire goodwill of the acquired business. The step acquisition guidelines also require that AOL recognize any gains or losses on its pre-existing investment. As a result of this step acquisition, AOL expects to record a noncash gain of approximately $10-$15 million in the first quarter of 2012.

Stock Repurchase Program

On August 10, 2011, our Board of Directors approved a stock repurchase program, which authorizes us to repurchase up to $250 million of our outstanding shares of common stock from time to time through August 2012. Repurchases are subject to market conditions, share price and other factors. Repurchases have been and will be made in accordance with applicable securities laws in the open market or in private transactions and may include derivative transactions. As of February 1, 2012, we repurchased a total of 13.0 million shares at a weighted average price of $13.62 per share (approximately $178 million) under this program.

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

unique visitor numbers also include unique visitors attributable to co-branded websites owned by third parties for which certain criteria have been met, including that the internet traffic has been assigned to us through a traffic assignment letter. For the year ended December 31, 2011, approximately 6% of our unique visitors to AOL Properties were attributable to co-branded websites owned by third parties where the internet traffic was assigned to us. Approximately two-thirds of the traffic assigned to AOL for the year ended December 31, 2011 relates to an agreement with a counterparty which expired on December 31, 2011. We did not have significant monetization of this traffic, and as a result, we do not expect a significant impact on our advertising revenues as a result of the expiration of this agreement.

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

The following table presents our unique visitor metrics for the periods presented (in millions):

	Years Ended December 31,
	2011	2010	2009
Domestic average monthly unique visitors to AOL Properties (a)	110	111	NA
Domestic average monthly unique visitors to AOL Advertising Network	184	184	179

(a)	Media Metrix announced the availability of an alternate methodology to estimate unique visitors, in order to provide a more accurate count of a website’s audience, and has continued to refine this methodology. We adopted this methodology for domestic unique visitors to AOL Properties starting December 2009 and going forward.

Subscriber Metrics

The primary metrics we monitor for our subscription access service are monthly average churn and average paid tenure. Monthly average churn represents on average the percentage of AOL-brand access subscribers that terminate or cancel our services each month, factoring in new and reactivated subscribers. The domestic AOL-brand access subscriber monthly average churn was 2.3%, 2.6% and 3.4% for the years ended December 31, 2011, 2010 and 2009, respectively. Average paid tenure represents the average period of time subscribers have paid for domestic AOL-brand internet access. The average paid tenure of the remaining domestic AOL-brand access subscribers has been increasing, and was approximately 10.6 years, 9.1 years and 8.2 years for the years ended December 31, 2011, 2010 and 2009, respectively.

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues

The following table presents our revenues, by revenue type, for the periods presented (in millions):

	Years Ended December 31,
	2011	2010	% Change from 2010 to 2011	2009	% Change from 2009 to 2010
Revenues:
Advertising	$1,314.2	$1,284.1	2%	$1,736.7	(26)%
Subscription	803.2	1,023.6	(22)%	1,388.8	(26)%
Other	84.7	109.0	(22)%	120.3	(9)%

Total revenues	$2,202.1	$2,416.7	(9)%	$3,245.8	(26)%

The following table presents our revenues, by revenue type, as a percentage of total revenues for the periods presented:

	Years Ended December 31,
	2011	2010	2009
Revenues:
Advertising	60%	53%	54%
Subscription	36	42	43
Other	4	5	3

Total revenues	100%	100%	100%

Advertising Revenues

Advertising revenues are generated on AOL Properties through display advertising and search and contextual advertising, as described in “Overview—Our Business” herein. Agreements for advertising on AOL Properties typically take the form of impression-based contracts in which we provide impressions in exchange for a fixed fee (generally stated as cost-per-thousand impressions), time-based contracts in which we provide a minimum number of impressions over a specified time period for a fixed fee or performance-based contracts in which performance is measured in terms of either “click-throughs” when a user clicks on a company’s advertisement or other user actions such as product/customer registrations, survey participation, sales leads or product purchases. In addition, agreements with advertisers can include other advertising-related elements such as content sponsorships, exclusivities or advertising effectiveness research.

In addition to advertising revenues generated on AOL Properties, we also generate revenues from our advertising offerings on the Third Party Network. We purchase advertising inventory from publishers (both large and small) in the Third Party Network, and sell this inventory by entering into impression-based or performance-based contracts with advertising customers. We use proprietary optimization, targeting and delivery technology to best match advertisers with available advertising inventory.

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Advertising revenues on AOL Properties and the Third Party Network for the years ended December 31, 2011, 2010 and 2009 are as follows (in millions):

	Years Ended December 31,
	2011	2010	% Change from 2010 to 2011	2009	% Change from 2009 to 2010
AOL Properties:
Display	$573.4	$512.3	12%	$597.5	(14)%
Display—domestic	530.1	464.5	14%	507.3	(8)%
Display—international	43.3	47.8	(9)%	90.2	(47)%
Search and Contextual	357.1	428.1	(17)%	609.8	(30)%

Total AOL Properties	930.5	940.4	(1)%	1,207.3	(22)%
Third Party Network	383.7	343.7	12%	529.4	(35)%

Total advertising revenues	$1,314.2	$1,284.1	2%	$1,736.7	(26)%

2011 vs. 2010

Advertising revenues increased $30.1 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010, reflecting an $88.6 million increase in our core product offerings (including the impact of recent acquisitions), partially offset by a $58.5 million decline related to initiatives implemented by AOL in late 2009 and early 2010 in connection with restructuring our business.

Excluding the impact from the AOL-implemented initiatives discussed further below, advertising revenue for the year ended December 31, 2011 as compared to the year ended December 31, 2010 reflects increases in display revenue and Third Party Network revenue, partially offset by declines in search and contextual revenue. Display revenue increased $74.5 million primarily due to increased revenue from premium display advertising, a portion of which is attributable to our acquisitions of TechCrunch, Inc. (“TechCrunch”) and The Huffington Post. The increase in display revenue also includes the impact of improved yield management across our properties, an increase in Patch revenues and an increase in performance-based fees related to marketing of third party products and services. The Third Party Network revenue increase of $70.1 million relates primarily to an increase in advertisers and publishers on the network and the acquisitions of goviral and 5Min. Domestic search and contextual revenue declined $40.3 million primarily related to fewer domestic queries, due in large part to a decline in queries from legacy cobranded portals and a 15% year-over-year decrease in domestic AOL-brand access subscribers. International search and contextual revenue declines of $15.7 million were due to fewer queries primarily in the United Kingdom. These declines in search and contextual revenue include an offsetting impact related to growth in search revenue on AOL.com.

Apart from the increase in our core product offerings, advertising revenue reflects declines of $58.5 million related to AOL-implemented initiatives to wind down or shut down certain products and shut down or reduce operations internationally. The impact of these initiatives included declines in Third Party Network revenue of $30.1 million associated with European shutdowns and de-emphasis of the typically low margin search engine campaign management and lead generation affiliate products. In addition, we experienced declines in search and contextual revenue of $15.0 million primarily due to declines of $12.2 million from ICQ which we sold in the third quarter of 2010. Display revenues declined $13.4 million due to the sale of ICQ, Digital Marketing Services, Inc. and Bebo, Inc. (“Bebo”) in 2010, and due to our reduced operations in Germany and France.

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2010 vs. 2009

Advertising revenues decreased $452.6 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. Of this decline, $268.2 million was related to AOL-implemented initiatives and the remaining $184.4 million decline was related to our core product offerings.

AOL-implemented initiatives to wind down or shut down certain products and shut down or reduce operations internationally resulted in declines of $268.2 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The most significant impact from these initiatives drove declines in Third Party Network revenue of $177.1 million associated with European shutdowns and de-emphasis of the typically low margin search engine campaign management and lead generation affiliate products. In addition, we experienced declines in search and contextual revenue of $54.2 million, primarily due to the de-emphasis of our contextual products, fewer queries in Germany and France where we have reduced operations and declines of $14.3 million from ICQ which we sold in the third quarter of 2010. International display revenues declined by $36.9 million related to our reduced operations in Germany and France and the sale of Bebo and ICQ in 2010.

Apart from the impacts of the AOL-implemented initiatives, advertising revenue reflects further declines in search and contextual, display and Third Party Network revenue. Search and contextual revenue for the year ended December 31, 2010 declined $127.6 million as compared to the year ended December 31, 2009. Of this decline, $93.7 million reflects the impact of fewer domestic search queries on AOL Properties, related primarily to a 23% year-over-year decrease in domestic AOL-brand access subscribers as well as lower traffic on AOL Properties. The search and contextual revenue declines also include international declines of $33.9 million due to fewer queries primarily in the United Kingdom. Domestic display revenue declines of $45.1 million reflect a slight decline in premium inventory sales as well as the impact of less inventory from AOL Properties being monetized through the Third Party Network, resulting primarily from our efforts to improve the user experience. Premium inventory sales declines reflect the impact on sales of a salesforce reorganization in the first quarter of 2010, which resulted in subsequent quarters beginning with a significantly smaller sales pipeline. Domestic display revenue declines were partially offset by approximately $2.0 million related to acquisitions made in 2010. Third Party Network declines of $10.9 million reflect a reduction in sales due to increased competition at Ad.com and a reduction in contextual advertising. These Third Party Network declines were partially offset by an increase of $2.3 million related to acquisitions made in 2010.

Revenues Associated with Google

For all periods presented in this Annual Report, we have had a contractual relationship with Google whereby we generate revenues through paid text-based search and contextual advertising on AOL Properties provided by Google, which represent a significant percentage of the advertising revenues generated by AOL Properties. For the years ended December 31, 2011, 2010 and 2009, the revenues associated with the Google relationship (substantially all of which were search and contextual revenues generated on AOL Properties) were $335.3 million, $398.4 million and $556.7 million, respectively.

Subscription Revenues

Subscription revenues declined 22% for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The decline was due to an approximate 15% decrease in the number of domestic AOL-brand access subscribers between December 31, 2010 and December 31, 2011. Excluding the migration of customers to an access subscription plan in the third quarter of 2011 discussed further below, our domestic AOL-brand access

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

subscribers declined by 20% between December 31, 2010 and December 31, 2011. To a lesser extent, the decline in subscription revenues was due to a $0.45 decline in domestic average monthly revenue per AOL-brand access subscriber (“ARPU”) including the nominal impacts of both the migration of customers to an access subscription plan and the simplified pricing structure discussed further below. In 2011, we resolved the final open dispute with the counterparty to whom we sold our German access business in 2007, resulting in a $3.1 million favorable impact, which compared to a $5.4 million favorable impact in prior year.

Subscription revenues declined 26% for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The decline was due to an approximate 23% decrease in the number of domestic AOL-brand access subscribers between December 31, 2009 and December 31, 2010. Also contributing to the decline in subscription revenues was a $0.30 decline in ARPU. Partially offsetting these declines was $5.4 million related to the favorable resolution of a portion of a dispute with the counterparty to whom we sold our German access business in 2007.

The number of domestic AOL-brand access subscribers was 3.3 million, 3.9 million and 5.0 million at December 31, 2011, 2010 and 2009, respectively. ARPU was $17.71, $18.16 and $18.46 for the years ended December 31, 2011, 2010 and 2009, respectively. We include in our subscriber numbers individuals, households and entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL access service. Individuals who have registered for our free offerings, including subscribers who have migrated from paid subscription plans, are not included in the AOL-brand access subscriber numbers presented above. Subscribers to our subscription access service contribute to our ability to generate advertising revenues.

During the third quarter of 2011, certain individuals who were not previously customers of an access subscription plan (and therefore not previously included in our count of AOL-brand access subscribers) were migrated to a higher priced plan that includes a number of additional features including access services. As a result, our domestic AOL-brand access subscribers at December 31, 2011 include approximately 200,000 subscribers related to this migration. Late in the third quarter of 2011, AOL began a process to simplify the number of price plans and service packages available to AOL-brand access subscribers. As a result, we provided additional features and services to approximately 1.4 million subscribers with a simplified pricing structure.

Other Revenues

Other revenues consist primarily of fees associated with our mobile e-mail and instant messaging functionality from mobile carriers, licensing revenues from third-party customers of MapQuest’s business-to-business services and licensing revenues from licensing our proprietary ad serving technology to third parties through our subsidiary, ADTECH. In addition, other revenue also includes revenue from ticket sales related to technology events hosted by TechCrunch.

Other revenues decreased 22% for the year ended December 31, 2011, as compared to the year ended December 31, 2010, due primarily to a decrease in revenues from our mobile messaging services of $21.3 million as mobile carriers continue to move away from paying on a per message basis, a decline in third party web hosting revenues of $4.1 million, a decline in licensing revenues from MapQuest’s business-to-business services of $2.1 million and a decrease in transition services revenue of $2.0 million. These declines were partially offset by increases in TechCrunch revenue of $3.4 million and an increase in ADTECH and other licensing revenues of $2.4 million.

Other revenues decreased 9% for the year ended December 31, 2010, as compared to the year ended December 31, 2009, due primarily to lower revenues from our mobile messaging services of $17.3 million as mobile carriers began to move away from paying on a per message basis and a decline in licensing revenues from

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MapQuest’s business-to-business services of $6.9 million. These declines were partially offset by increases in third party web hosting revenues of $8.8 million, increases in ADTECH and other licensing revenues of $2.7 million and increases in transition services revenue of $2.9 million.

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

Operating Costs and Expenses

The following table presents our operating costs and expenses for the periods presented (in millions):

	Years Ended December 31,
	2011	2010	% Change from 2010 to 2011	2009	% Change from 2009 to 2010
Costs of revenues	$1,584.4	$1,420.6	12%	$1,893.2	(25)%
General and administrative	440.0	491.2	(10)%	535.0	(8)%
Amortization of intangible assets	92.0	145.3	(37)%	137.9	5%
Amounts related to securities litigation and government investigations, net of recoveries	—	—	NM	27.9	(100)%
Restructuring costs	38.3	33.8	13%	189.2	(82)%
Goodwill impairment charge	—	1,414.4	(100)%	—	NM
(Gain) loss on disposal of assets and consolidated businesses, net	1.6	(106.0)	NM	—	NM

NM = not meaningful

The following table represents our operating costs and expenses as a percentage of revenues for the periods presented:

	Years Ended December 31,
	2011	2010	2009
Operating costs and expenses:
Costs of revenues	72%	59%	58%
General and administrative	20	20	17
Amortization of intangible assets	4	6	4
Amounts related to securities litigation and government investigations, net of recoveries	—	—	1
Restructuring costs	2	1	6

Subtotal of operating costs and expenses before goodwill impairment charge and (gain) loss on disposal of assets and consolidated businesses, net	98%	86%	86%
Goodwill impairment charge	—	59	—
(Gain) loss on disposal of assets and consolidated businesses, net	—	(4)	—

Total operating costs and expenses	98%	141%	86%

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Costs of Revenues

The following categories of costs are generally included in costs of revenues: personnel and facilities costs, TAC, network-related costs, non-network depreciation and amortization and other costs of revenues. TAC consists of costs incurred through arrangements in which we acquire third-party online advertising inventory for resale and arrangements whereby partners distribute our free products or services or otherwise direct traffic to AOL Properties. TAC arrangements have a number of different economic structures, the most common of which are: payments based on a cost per thousand impressions or based on a percentage of the ultimate advertising revenues generated from the advertising inventory acquired for resale and payments for direct traffic delivered to AOL Properties priced on a per click basis (e.g., search engine marketing fees). These arrangements are primarily on a variable basis; however, the arrangements can also be on a fixed-fee basis, which often carry reciprocal performance guarantees by the counterparty, or a combination of fixed and variable.

Costs of revenues for the years ended December 31, 2011, 2010 and 2009 are as follows (in millions):

	Years Ended December 31,
	2011	2010	% Change from 2010 to 2011	2009	% Change from 2009 to 2010
Costs of revenues:
Personnel costs	$646.2	$494.6	31%	$598.1	(17)%
Facilities costs	57.3	41.5	38%	52.6	(21)%
TAC	305.5	297.7	3%	566.8	(47)%
Network-related costs	186.6	206.7	(10)%	283.2	(27)%
Non-network depreciation and amortization	70.5	83.6	(16)%	108.3	(23)%
Other costs of revenues	318.3	296.5	7%	284.2	4%

Total costs of revenues	$1,584.4	$1,420.6	12%	$1,893.2	(25)%

2011 vs. 2010

Costs of revenues increased due to an increase in personnel and facilities costs related to increases in areas of strategic focus, including the additional headcount and retention compensation from our 2010 and 2011 acquisitions, and hiring of new employees in Patch. The additional headcount drove increases of $156.4 million and the impact of retention compensation expense related to our 2010 and 2011 acquisitions drove increases of $29.4 million. The increases were partially offset by decreases in headcount in non-strategic areas.

TAC increased primarily due to a $32.3 million increase from higher variable revenue share payments to our publishing partners as a result of increased advertising revenues related to our core operations (including a $14.9 million increase in TAC as a result of our acquisitions of 5Min and goviral), partially offset by a $23.8 million decrease in costs associated with the AOL-implemented initiatives previously discussed.

The decrease in network-related costs is primarily due to a decline in domestic AOL-brand access subscribers. Cost of revenues for the year ended December 31, 2011 also included a decline in non-network depreciation and amortization due to a decline in depreciable assets.

Other costs of revenues increased primarily due to increased promotional events and administrative expenses of travel, telecommunications and supplies of $18.5 million, increased consulting costs of $9.4 million, $4.6 million of increased sales and use taxes, increased costs of $3.8 million relating to the launch of new paid services products, and increased ad serving expense of $3.8 million due to increased third party demand. These

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

increases were offset by decreases in billing expense of $11.3 million primarily due to the decline in domestic AOL-brand access subscribers, a decline of $6.2 million due to a prior-year impairment and declines in internal content development costs of $4.3 million.

2010 vs. 2009

Costs of revenues decreased due to decreases in personnel and facilities costs, TAC costs, network-related costs and non-network related costs.

Personnel and facilities costs declined due to reduced headcount as a result of our 2009 restructuring initiatives. The declines related to our restructuring initiatives were partially offset by an increase of $33.2 million related to the impact of hiring new employees in areas of strategic focus and an increase of $23.4 million as we had lower capitalization of personnel costs in 2010 due to fewer product development projects qualifying for capitalization.

TAC decreased due to the decrease in advertising revenues, which drove a decline of $165.4 million primarily due to lower variable revenue share payments to our publishing partners. In addition, there were declines from a significant product distribution agreement, whereby payments previously were based on the number of personal computers shipped and payments are now based on a percentage of the advertising revenue we earn on the associated co-branded website. As a result, TAC associated with this agreement declined by $94.1 million.

Network-related costs declined due to declines in depreciation expense on network equipment due to a higher percentage of in-service assets being fully depreciated and declines in narrowband network and other network-related costs, partially due to terminated and renegotiated maintenance agreements and the decline in domestic AOL-brand access subscribers. Costs of revenues also included a decrease in non-network depreciation and amortization assets.

The decreases discussed above were partially offset by increased content costs of $16.3 million mainly related to Patch.

General and Administrative

General and administrative expenses decreased for the year ended December 31, 2011 as compared to the year ended December 31, 2010 due to a decline in personnel and facilities costs of $58.7 million mainly related to reduced corporate headcount as a result of 2010 strategic initiatives to align costs with our structure, declines in depreciation and amortization expense of $10.7 million, declines in bad debt expense of $3.5 million, and declines in marketing costs of $2.7 million. The decrease in general and administrative expenses for the year ended December 31, 2011 was offset by increases in acquisition-related expenses of $9.9 million primarily due to the acquisitions of The Huffington Post and goviral and an increase of $8.5 million related to a legal settlement in Q4 2011.

General and administrative expenses decreased for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The decrease was due to declines in external legal costs and other legal matters of $25.1 million, a decline related to the resolution of a French value-added tax matter in 2009 of $14.7 million and declines in bad debt expense of $14.5 million due to improved collections on aged balances including the impact of the decline in subscribers. The decrease also included declines in personnel costs of $12.6 million related to reduced headcount, declines in depreciation and amortization expenses of $6.6 million and a $5.2 million decline related to a business tax expense recorded in 2009. Personnel cost declines included a reduction

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Amortization of Intangible Assets

Amortization of intangible assets results primarily from acquired intangible assets including acquired technology, customer relationships and trade names. Amortization of intangible assets decreased for the year ended December 31, 2011, as compared to the same period in 2010. The decrease was primarily due to a $78.3 million decline resulting from certain intangible assets being fully amortized in 2010 and early 2011, partially offset by an increase of $25.0 million resulting from our 2010 and 2011 acquisitions.

Amortization of intangible assets increased for the year ended December 31, 2010, as compared to the same period in 2009, due to our reevaluation of the useful lives of certain intangible assets in the fourth quarter of 2009 in connection with our restructuring initiatives, which resulted in incremental amortization expense of $31.5 million for the year ended December 31, 2010 and $7.4 million for the year ended December 31, 2009. The increase for the year ended December 31, 2010 was partially offset by a decline of $17.8 million due to certain intangible assets becoming fully amortized in 2009.

Amounts Related to Securities Litigation and Government Investigations, Net of Recoveries

Amounts related to securities litigation and government investigations, net of recoveries consist of legal settlement costs and legal and other professional fees incurred by Time Warner prior to the spin-off related to the defense of various securities lawsuits involving us or our or Time Warner’s present or former officers and employees. While these amounts were historically incurred by Time Warner and reflected in Time Warner’s financial results, they have been reflected as an expense and a corresponding additional capital contribution by Time Warner in our consolidated financial statements for the year ended December 31, 2009, as this year includes the period when we were a wholly-owned subsidiary of Time Warner and because these amounts involve us. We recognized $27.9 million of expense related to these matters for the year ended December 31, 2009. Following the spin-off, these costs continue to be incurred by Time Warner to the extent that proceeds from a settlement with insurers are available to pay those costs, and thereafter AOL has an obligation to indemnify Time Warner for such costs to the extent they are associated with present or former officers and employees of AOL. We do not view our remaining potential obligation related to this matter to be material.

Restructuring Costs

In connection with our restructuring initiatives, we incurred restructuring costs of $38.3 million for the year ended December 31, 2011 related to organizational changes made in an effort to improve our ability to execute our strategy. These restructuring costs related to the acquisition of The Huffington Post, a reassessment of our operations in India and actions in the United States to align our costs with our strategy, and were primarily related to involuntary terminations of employees ranging from executives to line personnel.

We incurred restructuring costs of $33.8 million and $189.2 million for the years ended December 31, 2010 and 2009, respectively, related to voluntary and involuntary employee terminations, facility closures and contract termination costs. The restructuring activities were completed in an effort to better align our organizational structure and costs with our strategy.

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Goodwill Impairment Analyses

Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired.

We experienced a significant decline in our stock price leading up to and subsequent to the announcement on August 9, 2011 of our financial results for the three months ended June 30, 2011. We determined that the magnitude of this stock price decline along with the weakness in the overall equity markets constituted a substantive change in circumstances in August that could potentially reduce the fair value of our single reporting unit below its carrying amount. As such, an interim goodwill impairment test was performed during the third quarter of 2011. We also performed our annual goodwill impairment test during the fourth quarter of 2011. In both of these analyses, we determined that the estimated fair value of our sole reporting unit exceeded its book value and therefore no goodwill impairment charges were recorded in 2011. See “Note 3” for additional information on our goodwill impairment analysis.

We also performed a goodwill impairment analysis as a result of certain triggering events occurring during the second quarter of 2010. As a result, we recorded an impairment charge of $1,414.4 million for the three months ended June 30, 2010. No further impairment charges were recorded during 2010 and no goodwill impairment charges were recorded in 2009.

(Gain) Loss on Disposal of Assets and Consolidated Businesses, Net

The gain on disposal of assets and consolidated businesses, net for the year ended December 31, 2010 of $106.0 million was related to the sale of ICQ in the third quarter of 2010. The year ended December 31, 2011 includes $1.6 million of professional fees incurred related to the regulatory review of the sale of ICQ.

Operating Income (Loss)

Operating income was $45.8 million for the year ended December 31, 2011, as compared to operating loss of $982.6 million for the year ended December 31, 2010. This increase was due primarily to the goodwill impairment charge recorded in the second quarter of 2010, the decreases in amortization of intangible assets and decreases in general and administrative costs, partially offset by the decline in revenues, the increase in costs of revenues and the gain on the sale of ICQ recorded in 2010.

Operating loss was $982.6 million for the year ended December 31, 2010, as compared to operating income of $462.6 million for the year ended December 31, 2009. This decline was due to the goodwill impairment charge recorded in the second quarter of 2010 and the decline in revenues, partially offset by decreases in costs of revenues and in restructuring costs and the gain on the sale of ICQ.

Other Income Statement Amounts

The following table presents our other income statement amounts for the periods presented (in millions):

	Years Ended December 31,
	2011	2010	% Change from 2010 to 2011		2009	% Change from 2009 to 2010
Other income (loss), net	$(3.5)	$13.4	NM		$(2.5)	NM
Income tax provision (benefit)	29.2	(178.5)	NM		208.7	NM
Discontinued operations, net of tax	—	8.2	(100	) %	(2.9)	NM

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Income (Loss), Net

Other loss, net was $3.5 million for the year ended December 31, 2011, as compared to other income, net of $13.4 million for the year ended December 31, 2010. This decrease was due primarily to the gains in 2010 from the sales of our investments in Kayak and Brightcove of $17.5 million and $8.0 million, respectively, partially offset by credit facility fees of $6.4 million incurred in 2010 and favorable foreign currency impacts of $2.3 million in 2011.

Other income, net was $13.4 million for the year ended December 31, 2010, as compared to other loss, net of $2.5 million for the year ended December 31, 2009. This increase was primarily due to the gains in 2010 from the sales of our investments in Kayak and Brightcove of $17.5 million and $8.0 million, respectively, and $5.2 million of transaction costs incurred in 2009 related to the spin-off, partially offset by unfavorable foreign currency impacts of $6.6 million and credit facility fees of $6.0 million incurred in 2010.

Income Tax Provision (Benefit)

We recorded income from continuing operations before income taxes of $42.3 million for the year ended December 31, 2011. Our effective tax rate for income from continuing operations was 69.0% for the year ended December 31, 2011 and differed from the statutory U.S. federal income tax rate of 35.0% due to the impact of foreign losses, for which no benefit is received on our U.S. income tax provision, and non-deductible acquisition-related expenses incurred in 2011. These items were partially offset by a tax benefit associated with a worthless stock deduction related to the sale of a subsidiary in the first quarter of 2011, and favorable adjustments related to escrow disbursements for which we have concluded we will be able to recognize a tax benefit. Additionally, the effective rate for the year ended December 31, 2011 increased over the effective rate for the prior year period due to the goodwill impairment charge recorded in the second quarter of 2010, the majority of which was non-deductible for income tax purposes. The significance of this primarily non-deductible charge relative to our operating income in 2010 had the effect of significantly lowering our 2010 effective tax rate. This effect was partially offset by the effect of the Bebo worthless stock deduction in 2010.

Our effective tax rate for income from continuing operations was 18.4% for the year ended December 31, 2010, as compared to an effective tax rate of 45.4% for the year ended December 31, 2009. The effective tax rate for the year ended December 31, 2010 differed from the statutory U.S. federal income tax rate of 35.0% and the effective tax rates for the year ended December 31, 2009 primarily related to the decrease in the effective tax rate related to the nondeductible portion of the goodwill impairment charge, partially offset by the effect of the Bebo worthless stock deduction. In addition, we recognized a benefit of $30.5 million related to state and local taxes, net of the federal income tax effect and a benefit of $8.2 million related to the release of foreign reserves, partially offset by $13.1 million provided to establish valuation allowances, the majority of which are related to foreign net operating losses. As a result of the goodwill impairment charge (the majority of which was non-deductible for income tax purposes), Bebo worthless stock deduction and the discrete items mentioned above, the effective tax rate for the year ended December 31, 2010 is significantly lower than the statutory U.S. federal income tax rate of 35.0%.

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

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discontinued Operations, Net of Tax

The financial results for the years ended December 31, 2010 and 2009 include the impact of reflecting the results of operations, financial condition and cash flows of buy.at as discontinued operations. We completed the sale of buy.at on February 26, 2010 and accordingly, the year ended December 31, 2010 included the results of operations of buy.at for the period from January 1, 2010 through February 26, 2010, the pre-tax loss on the sale of buy.at and the income tax benefit associated with the buy.at operations and sale.

Adjusted OIBDA

We use Adjusted OIBDA as a supplemental measure of our performance. We define Adjusted OIBDA as operating income before depreciation and amortization excluding the impact of restructuring costs, non-cash equity-based compensation, gains and losses on all disposals of assets (including those recorded in costs of revenues) and non-cash asset impairments and write-offs. We consider Adjusted OIBDA to be a useful metric for management and investors to evaluate and compare the ongoing operating performance of our business on a consistent basis across reporting periods, as it eliminates the effect of non-cash items such as depreciation of tangible assets, amortization of intangible assets that were primarily recognized in business combinations, asset impairments and write-offs, as well as the effect of restructurings and gains and losses on asset sales, which we do not believe are indicative of our core operating performance. We exclude the impacts of equity-based compensation to allow us to be more closely aligned with the industry and analyst community. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business or the current or future expected cash expenditures for restructuring costs. The Adjusted OIBDA measure also does not include equity-based compensation, which is and will remain a key element of our overall long-term compensation package. Moreover, the Adjusted OIBDA measures do not reflect gains and losses on asset sales or impairment charges and write-offs related to goodwill, intangible assets and fixed assets which impact our operating performance. We evaluate the investments in such tangible and intangible assets through other financial measures, such as capital expenditure budgets, investment spending levels and return on capital.

Adjusted OIBDA is a non-GAAP financial measure and may be different than similarly-titled non-GAAP financial measures used by other companies. The presentation of this financial information is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with generally accepted accounting principles (“GAAP”).

The following table presents our reconciliation of Adjusted OIBDA to operating income (in millions):

	Years Ended December 31,
	2011	2010	% Change from 2010 to 2011	2009	% Change from 2009 to 2010
Operating income (loss)	$45.8	$(982.6)	NM	$462.6	NM
Add: Depreciation	160.9	196.3	(18)%	261.1	(25)%
Add: Amortization of intangible assets	92.0	145.3	(37)%	137.9	5%
Add: Restructuring costs	38.3	33.8	13%	189.2	(82)%
Add: Equity-based compensation	42.5	36.1	18%	12.5	NM
Add: Asset impairments and write-offs	7.6	1,426.5	(99)%	23.1	NM
Add: Losses/(gains) on disposal of consolidated businesses, net	1.6	(106.0)	NM	—	NM
Add: Losses/(gains) on other asset sales	(1.2)	(2.0)	(40)%	(2.5)	(20)%

Adjusted OIBDA	$387.5	$747.4	(48)%	$1,083.9	(31)%

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Adjusted OIBDA declined for the year ended December 31, 2011 as compared to the year ended December 31, 2010 due to the declines in revenues and the increase in costs of revenues partially offset by declines in general and administrative costs discussed above.

Adjusted OIBDA declined for the year ended December 31, 2010 as compared to the year ended December 31, 2009 due to the declines in revenues, partially offset by lower costs of revenues and general and administrative costs, discussed above.

Liquidity and Capital Resources

Current Financial Condition

Historically, the cash we generate has been sufficient to fund our working capital, capital expenditure and financing requirements. Forecasts of future cash flows are dependent on many factors, including future economic conditions and the execution of our strategy. We expect to fund our ongoing working capital, investing and financing requirements, including future repurchases of common stock, through our existing cash balance and cash flows from operations. Increases in cash flows from operations are achieved when growth from our online advertising services more than offsets the decline in domestic AOL-brand access subscribers. In order for us to achieve an increase in earnings from advertising services, we believe it will be important to increase the number and engagement of consumers who visit our properties, to enable us to increase our overall volume of display advertising sold, including through our higher-priced channels, and to maintain or increase pricing for advertising. Advertising revenues, however, are more unpredictable and variable than our subscription revenues, and are more likely to be adversely affected during economic downturns, as spending by advertisers tends to be cyclical in line with general economic conditions.

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

At December 31, 2011, our cash and equivalents totaled $407.5 million, as compared to $801.8 million at December 31, 2010. The overall decline in cash and equivalents was primarily due to the cash paid for our acquisitions of goviral and The Huffington Post and the cash paid for the repurchase of our common stock, partially offset by cash provided by continuing operations in 2011. Approximately 23% of our cash and equivalents as of December 31, 2011 is held internationally and is intended to be utilized to fund our foreign operations. Cash held internationally would have to be repatriated in order to be used to fund our domestic operations. If we were to repatriate funds, we would incur additional tax liabilities.

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

Operating Activities

The following table presents cash provided by continuing operations for the periods presented (in millions):

	Years Ended December 31,
	2011	2010	2009
Net income (loss)	$13.1	$(782.5)	$248.5
Less: Discontinued operations, net of tax	—	8.2	(2.9)

Net income (loss) from continuing operations	13.1	(790.7)	251.4
Adjustments for non-cash and non-operating items:
Depreciation and amortization	252.9	341.6	399.0
Asset impairments and write-offs	7.6	1,426.5	23.1
(Gain) loss on sale of investments and consolidated businesses, net	1.6	(132.5)	0.2
Equity-based compensation	42.5	36.1	12.5
Amounts related to securities litigation and government investigations, net of recoveries	—	—	27.9
Deferred income taxes	23.3	(183.9)	(4.7)
All other, net, including working capital changes	(45.0)	(103.6)	197.3

Cash provided by continuing operations	$296.0	$593.5	$906.7

Cash provided by continuing operations decreased $297.5 million for the year ended December 31, 2011, as compared to the year ended December 31, 2010. Our operating income was $45.8 million for the year ended December 31, 2011, an increase of $1,028.4 million, as compared to the year ended December 31, 2010. Excluding the impact of the $1,414.4 million non-cash goodwill impairment charge in the second quarter of 2010, we generated operating income of $431.8 million during the year ended December 31, 2010. The decline in operating income (excluding the goodwill impairment charge) was the primary driver of the decline in cash provided by continuing operations. Additional declines resulted from higher bonus payments in 2011, as employee bonus payments in 2011 represented a full year bonus, whereas the payments in 2010 were for the second half of 2009 only, and our emphasis on cash collections in 2010 in the countries where we reduced operations or exited. These items were partially offset by lower TAC and restructuring costs paid during the year ended December 31, 2011 as compared to the same period in 2010.

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

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investing Activities

The following table presents cash provided (used) by investing activities for the periods presented (in millions):

	Years Ended December 31,
	2011	2010	2009
Investments and acquisitions, net of cash acquired	$(377.9)	$(154.0)	$(18.1)
Proceeds from disposal of assets and consolidated businesses, net	4.7	344.2	2.2
Capital expenditures and product development costs	(82.3)	(95.9)	(135.3)
Investment activities from discontinued operations	—	14.8	(0.5)

Cash provided (used) by investing activities	$(455.5)	$109.1	$(151.7)

Cash used by investing activities was $455.5 million for the year ended December 31, 2011, as compared to cash provided by investing activities of $109.1 million for the year ended December 31, 2010. The increase in cash used by investing activities was principally due to the acquisitions of The Huffington Post for $291.9 million and goviral for $69.1 million during the year ended December 31, 2011 as well as the net proceeds from the sale of ICQ of $173.1 million and Pacific Corporate Park of $127.9 million during the year ended December 31, 2010.

Cash provided by investing activities was $109.1 million for the year ended December 31, 2010, as compared to cash used by investing activities of $151.7 million for the year ended December 31, 2009. The increase in cash provided by investing activities was due to the net cash proceeds received in the year ended December 31, 2010 from the sale of ICQ and Pacific Corporate Park as well as a decrease in capital expenditures and product development costs, partially offset by an increase in cash used for acquisitions. The increase in cash used for acquisitions is due to the acquisition of 5Min, Thing Labs, Inc., TechCrunch, Pictela, About.me and StudioNow during 2010.

Financing Activities

The following table presents cash used by financing activities for the periods presented (in millions):

	Years Ended December 31,
	2011	2010	2009
Repurchase of common stock	$(173.6)	$—	$—
Principal payments on capital leases	(49.0)	(37.5)	(31.1)
Net distribution to Time Warner	—	—	(709.3)
Tax withholdings related to net share settlements of restricted stock units	(0.4)	(4.3)	—
Increase in cash collateral securing letters of credit	(11.8)	—	—
Other	—	—	(9.2)

Cash used by financing activities	$(234.8)	$(41.8)	$(749.6)

Cash used by financing activities increased $193.0 million for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The cash used by financing activities for the year ended December 31, 2011 includes $173.6 million related to the repurchase of our common stock. See “Note 7” in our

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

accompanying consolidated financial statements for further discussion of our stock repurchase program. In addition, cash used by financing activities relates to our principal payments on capital leases, which were higher in 2011 as we are currently leasing more network equipment than in prior years. Our obligations under capital leases increased by $24.7 million from December 31, 2010 to December 31, 2011, net of principal payments. In addition, included in the cash used by financing activities for the year ended December 31, 2011 was $11.8 million of cash collateral posted to secure letters of credit related to certain of our lease agreements. Previously, our letters of credit were guaranteed by Time Warner. See “Note 1” in our accompanying consolidated financial statements for further discussion of our restricted cash.

Cash used by financing activities was $41.8 million for the year ended December 31, 2010, compared to $749.6 million for the year ended December 31, 2009. This change was due to the $709.3 million of net cash distributed to Time Warner in the year ended December 31, 2009, as we swept the majority of our domestic cash to Time Warner prior to the spin-off.

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

The following table presents our reconciliation of Free Cash Flow to cash provided by continuing operations (in millions):

	Years Ended December 31,
	2011	2010	2009
Cash provided by continuing operations	$296.0	$593.5	$906.7
Less: Capital expenditures and product development costs	82.3	95.9	135.3
Less: Principal payments on capital leases	49.0	37.5	31.1

Free Cash Flow	$164.7	$460.1	$740.3

Free Cash Flow decreased for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This decrease is due to the decline in cash provided by continuing operations, discussed in “Summary Cash Flow Information—Operating Activities” above and due to the increase in principal payments on capital leases, discussed in “Summary Cash Flow Information—Financing Activities” above, partially offset by reduced capital expenditures and product development costs.

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

The following table presents certain payments due under contractual obligations with minimum firm commitments as of December 31, 2011 (in millions):

	Total	2012	2013-2014	2015-2016	Thereafter
Capital lease obligations	$119.5	$49.6	$65.9	$4.0	$—
Net operating lease obligations	310.6	45.9	80.4	63.3	121.0
Purchase obligations	100.7	62.3	36.3	1.4	0.7
Other liabilities	27.0	15.7	11.3	—	—

Total contractual obligations	$557.8	$173.5	$193.9	$68.7	$121.7

The following is a description of our material contractual obligations at December 31, 2011:

•

Capital lease obligations represent the minimum lease payments under non-cancelable capital leases, primarily for network equipment financed under capital leases. See “Note 5” in our accompanying consolidated financial statements for more information.

•

Net operating lease obligations represent the minimum lease payments under non-cancelable operating leases, net of contractually committed sublease income, primarily for our real estate and operating equipment in various locations around the world. Included in the above table are approximately $196.8 million of payments associated with the lease of our corporate headquarters in New York. We have leased our corporate headquarters for a non-cancelable initial lease term that ends February 2023, and we have the option to extend the lease for an additional five years. Monthly rental payments to the landlord under this lease escalate by approximately 7% after the end of the fifth year and tenth year of the lease term. In 2010 AOL entered into a new lease of a building in California, and included in the above table are approximately $54.8 million of payments associated with this property. AOL has leased this space for a non-cancelable initial lease term that ends in June 2017 with no renewal options. Rent was abated for the first nine months of the lease term with partial rent abatement for an additional three months. Only operating expenses were paid during the rent abatement period. Also included in the above table are payments for ongoing leases associated with AOL’s restructuring activities. AOL has recorded a liability on the balance sheet of $7.1 million related to these payments. See “Note 10” in our accompanying consolidated financial statements for more information.

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•

Purchase obligations, as used herein, refer to a purchase obligation representing an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We expect to receive consideration (i.e., products or services) for these purchase obligations. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which we are contractually obligated. Examples of the types of obligations included within purchase obligations include narrowband network agreements and guaranteed royalty payments. Additionally, we also purchase products and services as needed with no firm commitment. For this reason, the amounts presented in the table above do not provide a reliable indicator of our expected future cash outflows. For purposes of identifying and accumulating purchase obligations, we have included all material contracts with an initial contractual term in excess of one year meeting the definition of a purchase obligation (e.g., legally binding for a fixed or minimum amount or quantity). For those contracts involving a fixed or minimum quantity but with variable pricing terms, we have estimated the contractual obligation based on our best estimate of the pricing that will be in effect at the time the obligation is incurred. Additionally, we have included only the obligations represented by those contracts as they existed at December 31, 2011, and did not assume renewal or replacement of the contracts at the end of their respective terms. See “Note 10” in our accompanying consolidated financial statements.

•

Other liabilities consist of deferred compensation arrangements associated with acquisitions made in 2010 and 2011 where our overall obligation to the acquired employees (taken as a whole) is not contingent in nature. See “Note 4” of our accompanying consolidated financial statements.

The liability for uncertain tax positions of $0.6 million is not reflected in the above contractual obligations table as we are not able to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of audit outcomes.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any relationships with unconsolidated special purpose entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements.

Indemnification Obligations

In the ordinary course of business, we incur indemnification obligations of varying scope and terms to third parties, which could include, without limitation, customers, vendors, distributors, licensors, licensees, lessors, purchasers of assets or operating subsidiaries and other parties related to certain matters, including losses arising out of our breach of agreements or representations and warranties made by us, services, software, data or content to be provided by us, taxes, tariffs, our use of services, software, data or content provided by third parties, the export or import of our software or data, compliance with applicable laws and regulations, infringement of third party intellectual property or property rights or, with respect to the divestiture of assets or operating subsidiaries, matters related to our conduct of the business and tax matters prior to the sale. It is not possible to determine the aggregate maximum potential loss under such indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, we have not incurred material costs as a result of claims made in connection with indemnifications provided and, as of December 31, 2011, management concluded that the likelihood of any material amounts being paid by us under such indemnifications is not reasonably possible. As of December 31, 2011, amounts accrued in our financial statements related to indemnification obligations are not material.

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

We had gross accounts receivable of approximately $319.8 million and maintained an allowance for doubtful accounts of $8.3 million at December 31, 2011. Our exposure to customer credit risk relates primarily to our advertising customers and individual subscribers to our subscription access service, and is dispersed among many different counterparties. No single customer had a receivable balance at December 31, 2011 greater than 10% of total net receivables.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP, which require management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management considers an accounting policy to be critical if it is important to our financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by our management. Due to the significant judgment involved in selecting certain of the assumptions used in these areas, it is possible that different parties could choose different assumptions and reach different conclusions. We consider the policies related to the following matters to be critical accounting policies: (a) gross versus net revenue recognition; (b) impairment of goodwill; and (c) income taxes.

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

The determination of whether we should report our revenue based on the gross amount billed to our advertising customers, with the amounts paid to the Third Party Network website owner (for the advertising inventory acquired) reported as costs of revenues, requires a significant amount of judgment based on an analysis of several factors. In these arrangements, we are generally responsible for (i) identifying and contracting with third-party advertisers, (ii) establishing the selling prices of the inventory sold, (iii) serving the advertisements at our cost and expense, (iv) performing all billing and collection activities including retaining credit risk and (v) bearing sole liability for fulfillment of the advertising. Accordingly, in these arrangements, we generally believe we are the primary obligor and therefore report revenues earned and costs incurred related to these transactions on a gross basis. During 2011, we earned and reported gross advertising revenues of $383.7 million and incurred costs of revenues of $264.7 million related to providing advertising services on the Third Party Network.

Impairment of Goodwill

Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired. These indicators include a sustained, significant decline in our stock price; a decline in our expected future cash flows; significant disposition activity; a significant adverse change in the economic or business environment; and the testing for recoverability of a significant asset group, among others. The occurrence of these indicators could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.

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

There is considerable judgment involved in determining the operating segments, which impacts our reporting unit conclusion. We have concluded that we have one operating segment based on the fact that our Chief Executive Officer, who is also our chief operating decision maker, evaluates performance and makes operating decisions based on consolidated financial data. Additionally, there are no managers who are held accountable by our chief operating decision maker, or anyone else, for an operating measure of profit or loss for

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

any operating unit below the consolidated unit level. Based on the facts above, we also concluded for purposes of our impairment analysis that AOL consists of a single reporting unit. This conclusion is also based on the shared infrastructure and interdependency of our revenue streams. Different judgments relating to the determination of reporting units could significantly affect the testing of goodwill for impairment and the amount of any impairment recognized.

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

We experienced a significant decline in our stock price leading up to and subsequent to the announcement on August 9, 2011 of our financial results for the three months ended June 30, 2011. We determined that the magnitude of this stock price decline along with the weakness in the overall equity markets constituted a substantive change in circumstances in August that could potentially reduce the fair value of our single reporting unit below its carrying amount. Accordingly, we tested goodwill for impairment as of August 31, 2011 (the “interim testing date”). We also performed our annual impairment test as of December 1, 2011.

In performing each of these impairment tests, the estimated fair value of our reporting unit was determined utilizing a market-based approach, with the quoted market price of our stock in an active market as the primary input. To determine the estimated fair value of our reporting unit as of August 31, 2011, we calculated our market capitalization based on our stock price and adjusted it by a control premium of 50%, which resulted in an estimated fair value of $2,455.8 million. From August 31, 2011 to the date of our annual goodwill impairment test, while the Company’s stock price declined, our actual operating income slightly exceeded our projections and our long-term projections did not materially change during that period. Given these trends, we determined as of December 1, 2011 that it was appropriate to adjust our market capitalization with a control premium of 70%, which resulted in an estimated fair value for our reporting unit of $2,318.1 million as of December 1, 2011. The premium used to arrive at a controlling interest equity value in each of these cases was determined based in part on values observed in recent market transactions, and based in part on the value of other assets that a marketplace participant could benefit from in acquiring a controlling interest in our reporting unit.

Determining the fair value of our reporting unit requires the exercise of significant judgment, primarily related to the premium used to arrive at a controlling interest equity value used in the market-based approach. The control premium is determined based in part on recent market transactions and also takes into account recent trends in market capitalization as of the date of the impairment test, and therefore the control premium determined herein does not necessarily correlate to a control premium determined in the past or future goodwill impairment analyses. Significant changes in the estimates and assumptions used in deriving our control premium could materially affect the determination of fair value for our reporting unit, which could impact the magnitude of an impairment loss (if any) recognized or trigger future impairment. Due to the significant judgments used in deriving the control premium, the fair value of our single reporting unit determined in connection with the goodwill impairment test may not necessarily be indicative of the actual value that would be recognized in any future transaction.

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The reasonableness of the market-based approach was assessed by reference to a discounted cash flow (“DCF”) measure as another fair value indicator. Determining fair value using the DCF approach requires the exercise of significant judgment, including judgments about appropriate discount rates, terminal growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis are based on our most recent budgets, forecasts and business plans as well as various growth rate assumptions for years beyond the current business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future revenue streams and cash flows of the reporting unit. Based on the decline in our stock price from the 2010 impairment analysis to the December 2011 impairment analysis, we concluded that it was appropriate to increase the discount rates used from 2010 to December 2011. We also concluded that it was appropriate to factor into the analysis certain other assets that would be of value to a marketplace participant, including certain intellectual property and tax benefits. In both the interim and annual impairment analyses in 2011, the estimated fair value determined using the DCF approach was consistent with, but also slightly in excess of, the estimated fair value determined using the market-based approach. The results of the DCF approach provided significant additional support for our conclusion that the control premium used to arrive at a controlling interest equity value was reasonable.

Based on the goodwill impairment analyses performed in the third and fourth quarter of 2011, the estimated fair value of our sole reporting unit exceeded its carrying amount and therefore no impairment charge was recorded for the year ended December 31, 2011. As the market-based approach is based in part on market capitalization, volatility in the stock price could have a significant impact on the estimated fair value of the sole reporting unit. If the estimated fair value of our reporting unit had been hypothetically lower by 5% as of the date of the interim or annual impairment test, the fair value of our reporting unit in both cases would have still exceeded its book value. However, if the estimated fair value of our reporting unit had been hypothetically lower by 10% as of the date of the interim or annual impairment test, the book value of our reporting unit in both cases would have exceeded fair value. If the book value of our reporting unit had been greater than fair value, the second step of the goodwill impairment test would have been required to be performed to determine the implied fair value of goodwill, and would likely have resulted in a significant goodwill impairment charge.

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

Income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any difference between GAAP and tax reporting. Deferred income taxes reflect expected future tax benefits (i.e., assets) and future tax costs (i.e., liabilities). The tax effect of net operating losses, capital losses and general business credit carryovers result in deferred tax assets. The tax effect of temporary differences between the carrying amount of assets and liabilities for financial statement and the basis amount for income tax purposes, as determined based upon currently-enacted tax laws and rates, result in deferred tax assets and liabilities. Significant judgments are made in computing our income tax provision and deferred income taxes.

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

We performed an analysis of the recoverability of our deferred tax assets as of December 31, 2011, which took into consideration our historical operating results, including the effects of goodwill impairment charges recorded in 2010 and 2008, as well as our projections of future operating results and taxable income. Certain deferred tax assets related to capital losses, certain state net operating losses, the majority of the foreign net operating losses and certain other foreign temporary differences did not reach the “more likely than not” realizability criteria and accordingly, were already subject to a valuation allowance. We analyzed the remaining deferred tax assets using all positive and negative evidence to determine whether we met the “more likely than not” criteria. We considered the fact that we have reported a cumulative loss in recent years, which generally provides negative evidence regarding realizability of deferred tax assets. However, such losses resulted from the goodwill impairment charges recorded in 2010 and 2008, a substantial majority of which had no impact on taxable income, as these charges primarily related to non-deductible goodwill. Our conclusion that such remaining deferred tax assets were “more likely than not” realizable relied primarily on the weight of positive evidence related to projecting future taxable income based on management’s financial projections and based on our historical results of operations (excluding impairment charges related to non-deductible goodwill). We currently expect positive growth in our projected taxable income over our long-term planning horizon as we focus our resources on AOL’s core competitive strengths in web and local content production, advertising and paid services while expanding the distribution of our content, product and service offerings on multiple platforms and digital devices, including on portable wireless devices such as smartphones and tablets. As a result of this analysis, we concluded that our deferred tax assets, other than those for which a valuation allowance was recorded, continued to be more likely than not to be realized. However, in the circumstance that the financial projections are not achieved, our ability to realize these deferred tax assets may be significantly impacted.

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

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Accounting Standards Impacting Future Periods

In September 2011, new guidance was issued related to assessing goodwill impairment. The amendment provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any.

The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. This new guidance became effective for AOL in January 2012. Given the proximity of our book value and fair value (as discussed in Note 3), we currently do not expect this new guidance to change the way we perform our analysis for goodwill.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential gain or loss arising from changes in market rates and prices, which historically for us, has been associated primarily with changes in foreign currency exchange rates. We transact business in various foreign currencies which exposes us to the risk of fluctuations in foreign currency exchange rates. At December 31, 2011, while the majority of our cash balance was denominated in U.S. dollars, cash denominated in foreign currencies made up approximately 23% of total cash, including 13% in Euros, 3% in British pounds, 3% in Canadian dollars and 2% in Indian rupees.

We used derivative instruments (principally foreign exchange forward contracts), which historically were entered into by Time Warner on our behalf, to manage the risk associated with exchange rate volatility. Prior to the spin-off, all outstanding derivative instruments were settled. Subsequent to the spin-off and through December 31, 2011, we have not entered into any derivative instruments or hedges. While we may enter into derivative instruments or hedges in the future, we do not currently believe our exposure to foreign exchange risk is significant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of AOL Inc.

We have audited the accompanying consolidated balance sheets of AOL Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AOL Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AOL Inc.’s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 24, 2012

AOL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Revenues:
Advertising	$1,314.2	$1,284.1	$1,736.7
Subscription	803.2	1,023.6	1,388.8
Other	84.7	109.0	120.3

Total revenues	2,202.1	2,416.7	3,245.8
Costs of revenues	1,584.4	1,420.6	1,893.2
General and administrative	440.0	491.2	535.0
Amortization of intangible assets	92.0	145.3	137.9
Amounts related to securities litigation and government investigations, net of recoveries	—	—	27.9
Restructuring costs	38.3	33.8	189.2
Goodwill impairment charge	—	1,414.4	—
(Gain) loss on disposal of assets and consolidated businesses, net	1.6	(106.0)	—

Operating income (loss)	45.8	(982.6)	462.6
Other income (loss), net	(3.5)	13.4	(2.5)

Income (loss) from continuing operations before income taxes	42.3	(969.2)	460.1
Income tax provision (benefit)	29.2	(178.5)	208.7

Income (loss) from continuing operations	13.1	(790.7)	251.4
Discontinued operations, net of tax	—	8.2	(2.9)

Net income (loss)	$13.1	$(782.5)	$248.5
Less: Net loss attributable to noncontrolling interests	—	—	0.3

Net income (loss) attributable to AOL Inc.	$13.1	$(782.5)	$248.8

Amounts attributable to AOL Inc.:
Income (loss) from continuing operations	$13.1	$(790.7)	$251.7
Discontinued operations, net of tax	—	8.2	(2.9)

Net income (loss) attributable to AOL Inc.	$13.1	$(782.5)	$248.8

Per share information attributable to AOL Inc. common stockholders:
Basic income (loss) per common share from continuing operations	$0.13	$(7.42)	$2.38
Discontinued operations, net of tax	—	0.08	(0.03)

Basic net income (loss) per common share	$0.13	$(7.34)	$2.35

Diluted income (loss) per common share from continuing operations	$0.12	$(7.42)	$2.38
Discontinued operations, net of tax	—	0.08	(0.03)

Diluted net income (loss) per common share	$0.12	$(7.34)	$2.35

Shares used in computing basic income per common share	104.2	106.6	105.8

Shares used in computing diluted income per common share	106.0	106.6	105.8

See accompanying notes.

AOL INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	December 31,
	2011	2010
Assets
Current assets:
Cash and equivalents	$407.5	$801.8
Accounts receivable, net of allowances of $8.3 and $16.1, respectively	311.5	307.7
Prepaid expenses and other current assets	36.9	46.8
Deferred income taxes	53.7	82.9

Total current assets	809.6	1,239.2

Property and equipment, net	505.2	529.2
Goodwill	1,064.0	810.9
Intangible assets, net	135.2	99.6
Long-term deferred income taxes	259.2	258.4
Other long-term assets	51.8	25.0

Total assets	$2,825.0	$2,962.3

Liabilities and Equity
Current liabilities:
Accounts payable	$74.9	$80.0
Accrued compensation and benefits	152.8	114.5
Accrued expenses and other current liabilities	171.6	236.3
Deferred revenue	70.9	92.6
Current portion of obligations under capital leases	44.6	35.2

Total current liabilities	514.8	558.6

Obligations under capital leases	66.2	50.9
Deferred income taxes	3.5	—
Other long-term liabilities	67.9	65.9

Total liabilities	652.4	675.4

Commitments and contingencies (See Note 10)
Stockholders’ equity:
Common stock, $0.01 par value, 107.0 million shares issued and 94.3 million shares outstanding as of December 31, 2011 and 106.7 million shares issued and outstanding as of December 31, 2010	1.1	1.1
Additional paid-in capital	3,422.4	3,376.6
Accumulated other comprehensive loss, net	(287.5)	(287.9)
Accumulated deficit	(789.8)	(802.9)
Treasury stock, at cost, 12.7 million shares at December 31, 2011	(173.6)	—

Total stockholders’ equity	2,172.6	2,286.9

Total liabilities and stockholders’ equity	$2,825.0	$2,962.3

See accompanying notes.

AOL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2011	2010	2009
Operating Activities
Net income (loss)	$13.1	$(782.5)	$248.5
Less: Discontinued operations, net of tax	—	8.2	(2.9)

Net income (loss) from continuing operations	13.1	(790.7)	251.4
Adjustments for non-cash and non-operating items:
Depreciation and amortization	252.9	341.6	399.0
Asset impairments and write-offs	7.6	1,426.5	23.1
(Gain) loss on sale of investments and consolidated businesses, net	1.6	(132.5)	0.2
Equity-based compensation	42.5	36.1	12.5
Amounts related to securities litigation and government investigations, net of recoveries	—	—	27.9
Other non-cash adjustments	2.4	10.6	7.1
Deferred income taxes	23.3	(183.9)	(4.7)
Changes in operating assets and liabilities, net of acquisitions
Receivables	12.2	129.6	56.7
Accrued expenses	(29.2)	(168.7)	123.6
Deferred revenue	(24.0)	(21.5)	(28.2)
Other balance sheet changes	(6.4)	(53.6)	38.1

Cash provided by continuing operations	296.0	593.5	906.7
Cash provided (used) by discontinued operations	—	(1.1)	1.4

Cash provided by operating activities	296.0	592.4	908.1

Investing Activities
Investments and acquisitions, net of cash acquired	(377.9)	(154.0)	(18.1)
Proceeds from disposal of assets and consolidated businesses, net	4.7	344.2	2.2
Capital expenditures and product development costs	(82.3)	(95.9)	(135.3)
Investment activities from discontinued operations	—	14.8	(0.5)

Cash provided (used) by investing activities	(455.5)	109.1	(151.7)
Financing Activities
Repurchase of common stock	(173.6)	—	—
Principal payments on capital leases	(49.0)	(37.5)	(31.1)
Net distribution to Time Warner	—	—	(709.3)
Tax withholdings related to net share settlements of restricted stock units	(0.4)	(4.3)	—
Increase in cash collateral securing letters of credit	(11.8)	—	—
Other	—	—	(9.2)

Cash used by financing activities	(234.8)	(41.8)	(749.6)
Effect of exchange rate changes on cash and equivalents	—	(4.9)	5.5
Increase (decrease) in cash and equivalents	(394.3)	654.8	12.3
Cash and equivalents at beginning of period	801.8	147.0	134.7

Cash and equivalents at end of period	407.5	801.8	147.0
Less: Cash and equivalents of discontinued operations at end of period	—	—	0.9

Cash and equivalents of continuing operations at end of period	$407.5	$801.8	$146.1

Supplemental disclosures of cash flow information
Cash paid for interest	$6.4	$9.8	$7.3

Cash paid for income taxes (a)	$15.0	$9.9	$216.8

(a)	The amount of cash paid for taxes includes $210.8 million for the year ended December 31, 2009 paid to Time Warner, Inc. (“Time Warner”) under the tax matters agreement. See “Note 12” for further information on the tax matters agreement.

See accompanying notes.

AOL INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In millions)

	Common Stock		Divisional Equity	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock, at Cost	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2008	—	$—	$4,038.6	$—	$(302.4)	$—	$—	$1.5	$3,737.7
Net income (loss)	—	—	269.2	—	—	(20.4)	—	(0.3)	248.5
Unrealized gains on derivatives and investments, net of tax	—	—	—	—	(0.7)	—	—	—	(0.7)
Foreign currency translation adjustments	—	—	—	—	28.0	—	—	0.6	28.6

Comprehensive income (loss)	—	—	269.2	—	27.3	(20.4)	—	0.3	276.4
Net transactions with Time Warner	—	—	(915.6)	—	—	—	—	—	(915.6)
Distribution to Time Warner (a)	—	—	(36.2)	—	—	—	—	—	(36.2)
Issuance of common stock (b)	105.8	1.1	—	(1.1)	—	—	—	—	—
Reclassification of divisional equity to additional paid-in capital (b)	—	—	(3,356.0)	3,356.0	—	—	—	—	—
Amounts related to equity-based compensation	—	—	—	0.6	—	—	—	—	0.6

Balance at December 31, 2009	105.8	$1.1	$—	$3,355.5	$(275.1)	$(20.4)	$—	$1.8	$3,062.9

Net loss	—	—	—	—	—	(782.5)	—	—	(782.5)
Foreign currency translation adjustments	—	—	—	—	(12.8)	—	—	—	(12.8)

Comprehensive loss	—	—	—	—	(12.8)	(782.5)	—	—	(795.3)
Deconsolidation of variable interest entity	—	—	—	—	—	—	—	(1.8)	(1.8)
Spin-off deferred tax adjustments (c)	—	—	—	(27.0)	—	—	—	—	(27.0)
Issuance of common stock	0.7	—	—	18.7	—	—	—	—	18.7
Amounts related to equity-based compensation, including tax benefits	0.2	—	—	31.8	—	—	—	—	31.8
Other	—	—	—	(2.4)	—	—	—	—	(2.4)

Balance at December 31, 2010	106.7	$1.1	$—	$3,376.6	$(287.9)	$(802.9)	$—	$—	$2,286.9

Net income	—	—	—	—	—	13.1	—	—	13.1
Foreign currency translation adjustments	—	—	—	—	0.4	—	—	—	0.4

Comprehensive income	—	—	—	—	0.4	13.1	—	—	13.5
Amounts related to equity-based compensation, including tax benefits	—	—	—	44.5	—	—	—	—	44.5
Issuance of common stock	0.3	—	—	0.4	—	—	—	—	0.4
Repurchase of common stock	(12.7)	—	—	—	—	—	(173.6)	—	(173.6)
Other	—	—	—	0.9	—	—	—	—	0.9

Balance at December 31, 2011	94.3	$1.1	$—	$3,422.4	$(287.5)	$(789.8)	$(173.6)	$—	$2,172.6

(a)	AOL completed a number of transactions with Time Warner in connection with the spin-off. The reduction to AOL’s equity included the reversal of AOL’s liability to Time Warner for certain tax positions, which resulted in an increase to equity of $368.1 million and the reversal of AOL’s equity-based compensation deferred tax assets, which resulted in a decrease to equity of $436.1 million. These amounts were retained by Time Warner following the spin-off.
(b)	Upon the effective date of the spin-off, AOL’s divisional equity was reclassified and allocated between common stock and additional paid-in capital based on the number of shares of AOL common stock issued and outstanding.
(c)	Under the terms of the Company’s tax matters agreement with Time Warner, amounts payable or receivable to Time Warner prior to the spin-off were reflected as adjustments to divisional equity. During the year ended December 31, 2010, the Company adjusted its deferred tax assets and estimated amount payable to Time Warner for income taxes prior to the spin-off and these adjustments resulted in a $27.0 million reduction to additional paid-in capital.

See accompanying notes.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

AOL Inc. (“AOL” or the “Company”) is a leading global web services company with a suite of brands and offerings and a substantial audience. AOL’s business spans online content, products and services that it offers to consumers, publishers and advertisers. AOL is focused on attracting and engaging consumers and providing valuable online advertising services on both its owned and operated properties and third-party websites. AOL generates advertising revenues from owned and operated content, products and services, which are referred to as “AOL Properties”, through the sale of display advertising and search and contextual advertising. AOL Properties also include co-branded websites owned or operated by third parties for which certain criteria have been met, including that the internet traffic has been assigned to AOL. A valuable distribution channel for AOL Properties is through the AOL-brand subscription access service, which is offered to consumers in the United States for a monthly fee. AOL also generates advertising revenues through the sale of advertising on third-party websites, which are referred to as the “Third Party Network.”

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

Basis of Presentation

Basis of Consolidation

The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses and cash flows of AOL, all voting interest entities in which AOL has a controlling voting interest (“subsidiaries”), and those variable interest entities for which AOL is the primary beneficiary in accordance with the consolidation accounting guidance. Through the date of the spin-off, these financial statements present the historical consolidated results of operations, financial position, and cash flows of the AOL business that now comprises the operations of the Company. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation. Prior to the spin-off, AOL was a subsidiary of Time Warner. The financial information prior to the spin-off may not necessarily reflect AOL’s financial position, results of operations and cash flows in the future or what AOL’s financial position, results of operations and cash flows would have been had AOL been an independent, publicly-traded company. As of December 31, 2011 we did not have any consolidated variable interest entities. For the years ended December 31, 2011 and 2010, we accounted for our interests in variable interest entities as equity method investments, which we included in other income (loss) and other long-term assets in the consolidated statements of operations and balance sheet, respectively.

Through the date of the spin-off, the consolidated financial statements include allocations of certain Time Warner corporate expenses. Management believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by AOL if it had operated as an independent, publicly-traded company or of the costs expected to be incurred in the future. These allocated expenses relate to various

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

services that were provided to AOL by Time Warner, including cash management and other treasury services, administrative services (such as government relations, tax, employee benefit administration, internal audit, accounting and human resources), equity-based compensation plan administration, aviation services, insurance coverage and the licensing of certain third-party patents. See “Note 12” for further information regarding the allocation of Time Warner corporate expenses and the relationship with Time Warner.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Actual results could differ from those estimates. Significant estimates inherent in the preparation of the consolidated financial statements include asset impairments, reserves established for doubtful accounts, equity-based compensation, depreciation and amortization, business combinations, income taxes, litigation matters and contingencies.

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

Multiple-Element Transactions

In October 2009, new guidance was issued related to the accounting for multiple-deliverable revenue arrangements. This new guidance amended the existing guidance for allocating consideration in multiple-deliverable arrangements and established a selling price hierarchy for determining the selling price of a deliverable. This new guidance was effective prospectively for revenue arrangements entered into or materially modified beginning on January 1, 2011 and did not have a material impact on our financial statements for 2011.

Management analyzes contracts with multiple elements under the newly issued accounting guidance for multiple element arrangements. The new guidance requires that revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, and if the delivery of the undelivered items in the arrangement is considered probable and substantially in the control of the vendor. If these criteria are met, then the arrangement consideration is allocated among the separate units of accounting based on their relative estimated selling prices. In such circumstances, the Company uses a selling price hierarchy to determine the selling price to be used for allocating revenue to the deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when the Company sells the deliverable separately and VSOE is the price actually charged by the Company for that deliverable. ESPs reflect the Company’s best estimates of what the selling prices of deliverables would be if they were sold regularly on a stand-alone basis.

If the deliverables cannot be separated into multiple units of accounting, then the arrangement is accounted for as a combined unit of accounting and recognized into revenue based on the lower of (i) performance or (ii) straight-line as calculated in aggregate for the entire deal. Straight-line revenue recognition is determined by taking the total sold value of all deal components and recognizing that value evenly over the entire deal term.

Revenue arrangements impacted by the adoption of the new guidance generally consist of arrangements where the Company is providing online advertising as well as non-advertising elements (i.e., production of a “micro-site”). However, there are not a significant number of these arrangements as the substantial majority of the Company’s revenue arrangements solely involve the provision of online advertising which is accounted for based on performance.

Subscription Revenues

The Company earns revenue from its subscription access service in the form of monthly or annual fees paid by subscribers to its dial-up internet access service, and such revenues are recognized on a straight-line basis as the service is provided.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Traffic Acquisition Costs

AOL incurs costs through arrangements in which it acquires online advertising inventory from publishers for resale to advertisers and arrangements whereby partners distribute AOL’s free products or services or otherwise direct traffic to AOL Properties. AOL considers these costs to be traffic acquisition costs (TAC). TAC arrangements have a number of different economic structures, the most common of which are: (i) payments based on a cost-per-thousand impressions or based on a percentage of the ultimate advertising revenues generated from the advertising inventory acquired for resale, (ii) payments for direct traffic delivered to AOL Properties priced on a per-click basis (e.g., search engine marketing fees) and (iii) payments to partners in exchange for distributing AOL products to their users (e.g., agreements with computer manufacturers to distribute the AOL toolbar or a co-branded web portal on computers shipped to end users). These arrangements can be on a fixed-fee basis (which often carry reciprocal performance guarantees by the counterparty), on a variable basis or, in some cases, a combination of the two. TAC agreements with fixed payments are typically expensed ratably over the term of the agreement. TAC agreements with variable payments are typically expensed based on the volume of the underlying activity at the specified contractual rates. TAC agreements with a combination of a fixed fee for a minimum amount of traffic delivered or other underlying activity and variable payments for delivery or performance in excess of the minimum are typically recognized into expense at the higher of straight-line or actual performance, taking into account counterparty performance to date and the projected counterparty performance over the term of the agreement.

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

In accounting for equity-based compensation awards, the Company follows the accounting guidance for equity-based compensation, which requires that a company measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost associated with stock options is estimated using the Black-Scholes option-pricing model. The cost of equity instruments granted to employees is recognized in the consolidated statement of operations on a straight-line basis (net of estimated forfeitures) over the period during which an employee is required to provide service in exchange for

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the award. Excess tax benefits realized from the exercise of stock options are reported as a financing cash inflow rather than as a reduction of taxes paid in cash flows from operations. See “Note 8” for additional information on equity-based compensation.

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

Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of its reporting unit using a market-based approach based on the Company’s market capitalization. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of the reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its carrying amount to measure the amount of impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Long-lived Assets

Long-lived assets, including finite-lived intangible assets (e.g., acquired technology and customer relationships), do not require that an annual impairment test be performed; instead, long-lived assets are tested for impairment upon the occurrence of an indicator of impairment. Once an indicator of impairment has occurred, the impairment test is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of estimated undiscounted future cash flows generated by the asset group against the carrying value of the asset group. The Company groups long-lived assets for purposes of recognition and measurement of an impairment loss at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the carrying value of the asset group exceeds the estimated undiscounted future cash flows, the asset group would be deemed to be potentially impaired. Impairment, if any, would then be measured as the difference between the estimated fair value of the asset and its carrying value. Fair value is generally determined by discounting the future cash flows associated with that asset group. If the intent is to hold the asset group for sale and certain other criteria are met (i.e., the asset group can be disposed of currently, appropriate levels of authority have approved the sale and there is an active program to locate a buyer), the impairment test involves comparing the asset group’s carrying value to its estimated fair value less estimated costs of disposal. To the extent the carrying value is greater than the asset group’s estimated fair value less estimated costs of disposal, an impairment loss is recognized for the difference.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AOL recorded non-cash asset impairments and write-offs related to long-lived assets held and used and held for sale of $7.6 million, $12.1 million and $23.1 million in 2011, 2010 and 2009, respectively, included in costs of revenues in the consolidated statement of operations. The charge recorded in 2011 related primarily to asset write-offs in connection with facility consolidation. The charge recorded in 2010 included a $6.2 million impairment charge related to the sale of Pacific Corporate Park. The charge recorded in 2009 related primarily to an intangible asset write-off in connection with the Company’s anticipated disposition of a subsidiary, as well as the write-off of certain trade name intangible assets that were abandoned in 2009.

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

Income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any difference between GAAP and the tax reporting basis. Deferred income taxes reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when the taxes are actually paid or recovered. The tax effect of net operating loss, capital loss and general business credit carryovers result in deferred tax assets. Valuation allowances are established when management determines it is “more likely than not” that some portion or all of the deferred tax asset will not be realized. The Company considers all positive and negative evidence in evaluating its ability to realize its deferred income tax assets, including its historical operating results, ongoing tax planning, and forecast of future taxable income, on a jurisdiction by jurisdiction basis.

With respect to uncertain tax positions, AOL recognizes in the consolidated financial statements those tax positions determined to be “more likely than not” of being sustained upon examination, based on the technical merits of the positions. AOL records a liability for the difference between the benefit recognized and measured pursuant to the accounting guidance for income taxes and the tax position taken on its tax return. The Company adjusts its estimated liabilities for uncertain tax positions periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated tax provision for any given year includes adjustments to prior year income tax accruals that are considered appropriate and any related estimated interest. The Company’s policy is to recognize, when applicable, interest and penalties on uncertain tax positions as part of income tax expense. Effective with the spin-off, the Company and Time Warner entered into the Second Tax Matters Agreement, which generally provides that Time Warner shall indemnify AOL for consolidated income taxes relating to any period prior to the spin-off. Accordingly, $368.1 million of liabilities for uncertain tax positions were reversed on the separation date, with an offsetting increase to equity. Liabilities for uncertain tax positions are included in other long-term liabilities in the consolidated balance sheet. For further information, see “Note 6” and “Note 12”.

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company maintains its cash balances in the form of money market accounts and overnight deposits. The Company maintains cash deposits with banks that at times exceed applicable insurance limits. The Company reduces its exposure to credit risk by maintaining such deposits with high quality financial institutions that management believes are creditworthy.

The Company’s exposure to customer credit risk relates primarily to advertising customers and individual subscribers to AOL’s subscription access service, and is dispersed among many different counterparties, with no single customer having a receivable balance in excess of 10% of total net receivables at December 31, 2011 or 2010.

For each of the periods presented herein, the Company has had a contractual relationship with Google whereby Google provides paid text-based search advertising and contextual advertising on AOL Properties. For the years ended December 31, 2011, 2010 and 2009, the revenues associated with the Google relationship (substantially all of which were search and contextual revenues generated on AOL Properties), were $335.3 million, $398.4 million and $556.7 million, respectively.

Net property and equipment located outside the United States, which represent less than 4% of total assets, are not material. Revenues in different geographical areas are as follows (in millions):

	Years Ended December 31, (a)
	2011	2010	2009
United States	$2,001.4	$2,193.3	$2,863.6
United Kingdom	98.8	102.4	157.9
Germany	40.0	43.3	59.2
France	9.1	17.3	70.3
Canada	37.7	36.5	35.7
Other international	15.1	23.9	59.1

Total international	200.7	223.4	382.2

Total	$2,202.1	$2,416.7	$3,245.8

(a)	Revenues are attributed to countries based on the location of customers.

Cash and Equivalents

Cash equivalents primarily consist of highly liquid short-term investments with an original maturity of three months or less, which include money market accounts, Treasury bills, time deposits and overnight deposits that are readily convertible into cash. Cash equivalents are carried at cost plus accrued interest, which approximates fair value.

Restricted Cash

In the first quarter of 2011, the Company was required to post cash collateral for letters of credit related to certain of the Company’s lease agreements. Previously, the Company’s letters of credit were guaranteed by Time Warner, Inc. The collateral amounts are legally restricted as to withdrawal and use for a period in excess of twelve months. Accordingly, the collateral balances have been classified as restricted cash within other long-term assets and are omitted from cash and equivalents on the consolidated balance sheets. Also included in restricted cash are security deposits held by the Company from lessees that are restricted as to use. The Company had $12.6 million of restricted cash included in other long-term assets on the consolidated balance sheet as of December 31, 2011.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Doubtful Accounts

AOL’s receivables consist primarily of two components, receivables from individual subscribers to AOL’s subscription access service and receivables from advertising customers. Management performs separate evaluations of these components to determine if the balances will ultimately be fully collected considering management’s views on trends in the overall aging of receivables as well as past collection experience. In addition, for certain advertising receivables, management prepares an analysis of specific risks on a customer-by-customer basis. Using this information, management reserves an amount that is expected to be uncollectible. Receivables are written off when amounts are deemed to be uncollectible and internal collection efforts are closed. At December 31, 2011 and 2010, the total allowance for doubtful accounts was $8.3 million and $16.1 million, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation, which includes amortization of capitalized software costs and amortization of assets under capital leases, is provided on a straight-line basis over the estimated useful lives of the assets. AOL evaluates the depreciation periods of property and equipment to determine whether events or circumstances warrant revised estimates of useful lives. Depreciation expense, recorded in costs of revenues and selling, general and administrative expense, totaled $160.9 million, $196.3 million and $261.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. Costs related to leasehold improvements are capitalized and amortized over the shorter of the economic useful life of the improvements or the remaining lease term.

Property and equipment, including assets under capital lease, consist of ($ in millions):

	December 31,		Estimated Useful Lives
	2011	2010
Land (a)	$40.5	$40.5	—
Buildings and building improvements	276.8	275.5	15 to 40 years
Capitalized internal-use software costs	452.8	561.9	1 to 5 years
Leasehold improvements	97.8	109.1	5 to 15 years
Furniture, fixtures and other equipment	655.7	778.7	2 to 5 years

	1,523.6	1,765.7
Less accumulated depreciation	(1,018.4)	(1,236.5)

Total	$505.2	$529.2

(a)	Land is not depreciated.

Capitalized Software

AOL capitalizes certain costs incurred for the development of internal-use software. These costs, which include the costs associated with coding, software configuration, upgrades and enhancements and are related to both AOL’s internal systems (such as billing and accounting) and AOL’s user-facing internet offerings, are included in property and equipment, net in the consolidated balance sheet. For the years ended December 31, 2011, 2010, and 2009, AOL capitalized $21.1 million, $22.7 million and $48.7 million, respectively, related to the development of internal-use software.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Research and Development

Research and development costs related to the Company’s software development efforts, which are expensed as incurred, are included in costs of revenues and totaled $56.9 million, $63.2 million and $63.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. These costs consist primarily of personnel and related costs that are incurred related to the development of software and user-facing internet offerings that do not qualify for capitalization.

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

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising expense was $76.9 million, $79.3 million and $59.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

	Foreign currency translation gains (losses)	Net derivative financial instrument gains (losses)	Net accumulated other comprehensive income (loss)
Balance at December 31, 2008	$(303.1)	$0.7	$(302.4)
2009 activity	28.0	(0.7)	27.3

Balance at December 31, 2009	(275.1)	—	(275.1)
2010 activity	(12.8)	—	(12.8)

Balance at December 31, 2010	(287.9)	—	(287.9)
2011 activity	0.4	—	0.4

Balance at December 31, 2011	$(287.5)	$—	$(287.5)

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

The Company reviewed its revenue arrangements and determined the types of arrangements that could be impacted by this new guidance. The Company concluded that performance-method arrangements, which are the substantial majority of its arrangements, do not have multiple deliverables as the Company is providing a single online advertising deliverable. The revenue arrangements impacted by the guidance generally consist of arrangements where the Company is providing online advertising as well as non-advertising elements (i.e., production of a “micro-site”). However, the Company currently does not enter into a significant number of these arrangements. The adoption did not have material impact on the Company’s financial statements for the year ended December 31, 2011.

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2011, the Company had 104.2 million weighted-average shares outstanding which were used to calculate basic income (loss) per common share. The Company had 9.0 million of weighted-average potentially dilutive common shares that were not included in the computation of diluted income (loss) per common share for the year ended December 31, 2011, because to do so would have been anti-dilutive for the period.

For the year ended December 31, 2010, the Company had 106.6 million weighted-average shares outstanding which were used to calculate basic income (loss) per common share. The Company had 5.8 million of weighted-average potentially dilutive common shares that were not included in the computation of diluted income (loss) per common share for the year ended December 31, 2010, because to do so would have been anti-dilutive for the period.

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

	Years Ended December 31,
	2011	2010	2009
Net income (loss) attributable to AOL Inc. common stockholders	$13.1	$(782.5)	$248.8

Shares used in computing basic income per common share	104.2	106.6	105.8
Dilutive effect of equity-based awards	1.8	—	—

Shares used in computing diluted income per common share	106.0	106.6	105.8

Basic net income (loss) per common share	$0.13	$(7.34)	$2.35

Diluted net income (loss) per common share	$0.12	$(7.34)	$2.35

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

A summary of changes in the Company’s goodwill during the years ended December 31, 2011 and 2010 is as follows (in millions):

	Gross Goodwill	Impairments	Net Goodwill
December 31, 2009	$36,382.3	$(34,210.7)	$2,171.6
Acquisitions	132.0	—	132.0
Dispositions	(50.3)	—	(50.3)
Impairments	—	(1,414.4)	(1,414.4)
Deferred tax adjustments	(10.4)	—	(10.4)
Translation adjustments	(17.6)	—	(17.6)

December 31, 2010	36,436.0	(35,625.1)	810.9

Acquisitions	254.2	—	254.2
Deferred tax adjustments	(1.1)	—	(1.1)

December 31, 2011	$36,689.1	$(35,625.1)	$1,064.0

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Impairment Testing of Goodwill

Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired.

Third Quarter 2011 Goodwill Impairment Analysis

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

In performing the first step of the goodwill impairment test, the Company used a market-based approach. The primary input in this approach was a quoted market price in an active market. To determine the estimated fair value of the Company’s sole reporting unit, the Company calculated its market capitalization based on its stock price and adjusted it by a control premium of 50%, which resulted in an estimated fair value of $2,455.8 million. The premium used to arrive at a controlling interest equity value was determined based in part on values observed in recent market transactions, and based in part on other assets that a marketplace participant could benefit from in acquiring a controlling interest in the Company’s reporting unit. These other assets include the values of certain intellectual property and tax benefits that a marketplace participant could potentially monetize in obtaining a controlling interest in our reporting unit, which overall causes the determination of the estimated fair value of the Company’s sole reporting unit to fall within level three of the GAAP fair value hierarchy.

The reasonableness of the determined fair value was assessed by reference to a discounted cash flow (“DCF”) measure as another fair value indicator. The cash flows employed in the DCF analysis are based on the Company’s most recent budgets, forecasts and business plans as well as various growth rate assumptions for years beyond the current business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future revenue streams and cash flows of the reporting unit. The company also concluded that it was appropriate to factor into the analysis certain other assets that would be of value to a marketplace participant, including certain intellectual property and tax benefits. The estimated fair value determined using the DCF approach was consistent with, but also slightly in excess of, the estimated fair value determined using the market-based approach. The results of the DCF approach provided significant additional support for management’s conclusion that the control premium used to arrive at a controlling interest equity value was reasonable.

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

Fourth Quarter 2011 Annual Goodwill Impairment Analysis

The Company performed its annual goodwill impairment test as of December 1, 2011. As discussed above, the Company determined that the estimated fair value of its sole reporting unit as of the interim testing date was $2,455.8 million. From the interim testing date to the date of the annual goodwill impairment test, while the

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Company’s stock price declined, actual operating income slightly exceeded its projections, and the Company’s long-term projections did not materially change during that period. Given these trends, management determined that it was appropriate to adjust the Company’s market capitalization with a control premium of 70%, which resulted in an estimated fair value for the Company’s sole reporting unit of $2,318.1 million as of December 1, 2011. The premium used to arrive at a controlling interest equity value was determined based in part on values observed in recent market transactions, and based in part on other assets that a marketplace participant could benefit from in acquiring a controlling interest in our reporting unit, which overall causes the determination of the estimated fair value of the Company’s sole reporting unit to fall within level three of the GAAP fair value hierarchy.

The reasonableness of the determined fair value was assessed by reference to another fair value indicator, a discounted cash flow approach. The cash flows employed in the DCF analysis are based on the Company’s most recent budgets, forecasts and business plans as well as various growth rate assumptions for years beyond the current business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future revenue streams and cash flows of the reporting unit. Based on the decline in the Company’s stock price from the 2010 impairment analysis to the December 2011 impairment analysis, management concluded that it was appropriate to increase the discount rates used from 2010 to December 2011. The company also concluded that it was appropriate to factor into the analysis certain other assets that would be of value to a marketplace participant, including certain intellectual property and tax benefits. The estimated fair value determined using the DCF approach was consistent with, but also slightly in excess of, the estimated fair value determined using the market-based approach. The results of the DCF approach provided significant additional support for management’s conclusion that the control premium used to arrive at a controlling interest equity value was reasonable.

Based on the Company’s annual impairment analysis as of December 1, 2011, the estimated fair value of the Company’s sole reporting unit exceeded its book value and therefore the second step of the goodwill impairment test did not need to be performed. As such, no impairment charge was recorded during the fourth quarter of 2011.

Sensitivity Analysis—2011 Goodwill Impairment Tests

As the market-based approach is based in part on market capitalization, volatility in the stock price could have a significant impact on the estimated fair value of the sole reporting unit. If the estimated fair value of the Company’s reporting unit had been hypothetically lower by 5% as of the date of the interim or annual impairment test, the fair value of the Company’s reporting unit in both cases would have still exceeded its book value. However, if the estimated fair value of the Company’s reporting unit had been hypothetically lower by 10% as of the date of the interim or annual impairment test, the book value of the Company’s reporting unit in both cases would have exceeded fair value. If the book value of the Company’s reporting unit had been greater than fair value, the second step of the goodwill impairment test would have been required to be performed to determine the implied fair value of goodwill, and would likely have resulted in a significant goodwill impairment charge.

2010 and 2009 Goodwill Impairment Analyses

The Company performed a goodwill impairment analysis based on certain triggering events occurring during the second quarter of 2010. As a result, the Company recorded an impairment charge of $1,414.4 million for the three months ended June 30, 2010. In connection with the annual goodwill impairment analysis performed during the fourth quarter of 2010, the Company determined that the fair value of its sole reporting unit exceeded its book value. As a result, the second step of the goodwill impairment test did not need to be performed; and therefore no additional charge was incurred during 2010.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In connection with the annual impairment analysis performed during the fourth quarter of 2009, the results of the Step 1 process indicated that the fair value of AOL exceeded its carrying value. As a result, the second step of the goodwill impairment test did not need to be performed, and therefore no impairment charge was recorded for 2009.

Intangible Assets

The Company’s intangible assets and related accumulated amortization at December 31, 2011 and 2010 consisted of the following (in millions):

	December 31, 2011			December 31, 2010
	Gross	Accumulated Amortization (a)	Net	Gross	Accumulated Amortization (a)	Net
Acquired technology	$833.1	$(813.3)	$19.8	$836.4	$(783.4)	$53.0
Customer relationships	239.3	(185.9)	53.4	184.1	(150.7)	33.4
Trade names	120.1	(63.2)	56.9	62.9	(53.9)	9.0
Other intangible assets	66.0	(60.9)	5.1	59.2	(55.0)	4.2

Total	$1,258.5	$(1,123.3)	$135.2	$1,142.6	$(1,043.0)	$99.6

(a)	Amortization of intangible assets is provided on a straight-line basis over their respective useful lives, which generally range from two to ten years. The Company evaluates the useful lives of its finite-lived intangible assets each reporting period to determine whether events or circumstances warrant revised estimates of useful lives.

The Company recorded amortization expense of $92.0 million, $145.3 million and $137.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. Based on the amount of intangible assets as of December 31, 2011, the estimated amortization expense for each of the succeeding five years ending December 31 is as follows (in millions):

2012	$35.5
2013	30.6
2014	24.5
2015	14.0
2016	6.1

Total	$110.7

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

2012 Acquisition

On February 9, 2012, AOL entered into a share-purchase agreement with Mitsui & Co., Ltd. (“Mitsui”) to purchase an additional 3% interest in a joint venture between Mitsui and AOL for approximately $1.2 million. The joint venture, which operates a display advertising network business in Japan, was formed in 2006. Prior to

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the execution of the share purchase agreement, AOL and Mitsui each owned 50% interest in the joint venture, and AOL accounted for its 50% interest using the equity method of accounting. As part of this transaction, AOL obtained control of the board and of the day-to-day operations of the joint venture. AOL will therefore account for the incremental 3% share purchase as a business combination achieved in stages in the first quarter of 2012, and will consolidate the joint venture beginning on February 9, 2012.

2011 Acquisitions

goviral

On January 31, 2011, the Company completed the acquisition of goviral ApS (“goviral”, formerly goviral A/S), a company that distributes branded online video for media agencies, creative agencies and content producers, for a purchase price of $69.1 million, net of cash acquired.

AOL recorded $58.3 million of goodwill (which is not deductible for tax purposes) and $18.4 million of intangible assets related to this acquisition. The intangible assets associated with this acquisition consist primarily of customer relationships and acquired technology to be amortized on a straight-line basis over a weighted average period of approximately four years.

In addition to the purchase price paid for this business, the Company agreed to pay up to $22.6 million to certain employees of goviral over the expected future service period of two years contingent on their future service to AOL. The payments of up to $22.6 million are being recognized as compensation expense on an accelerated basis over the expected service period of two years from the acquisition date. For tax purposes, a significant majority of the incentive compensation being treated as additional basis in goviral and a tax deduction will only be obtained upon disposition of goviral.

The Huffington Post

On March 4, 2011, the Company acquired The Huffington Post.com, Inc. (“The Huffington Post”) for a purchase price of $295.5 million, net of cash acquired. The Huffington Post is an innovative internet source of online news, analysis, commentary, entertainment and community engagement. In addition to the market conditions at the time of acquisition and the early stage of development of The Huffington Post, the Company’s expectation that the acquisition would enhance the Company’s ability to serve audiences across several platforms contributed to the allocation of a significant portion of the purchase price to goodwill.

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

2010 Acquisitions

StudioNow

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

5Min

On September 28, 2010, the Company completed the acquisition of 5 Minutes Ltd. (“5Min”), a company that provides a syndication platform for web-based videos, for a purchase price of $64.7 million, net of cash acquired. The acquisition offers AOL and partners significant web distribution, which, along with market conditions at the time of acquisition, contributed to a purchase price that resulted in the allocation of a significant portion of the purchase price to goodwill. The Company recorded $49.6 million of goodwill (which is not deductible for tax purposes) and $20.0 million of intangible assets related to this acquisition. The intangible assets associated with this acquisition consist of technology, advertiser relationships and a trade name to be amortized on a straight-line basis over a weighted average period of approximately five years.

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Additional Information on Acquisitions

For the years ended December 31, 2011 and 2010, the Company incurred $9.9 million and $3.3 million, respectively, of merger and acquisition related expenses primarily related to the acquisitions discussed above. These transaction costs were recorded within general and administrative costs in the consolidated financial statements.

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

In connection with incentive cash compensation arrangements made in connection with acquisitions made in 2011 and 2010, the Company recorded $35.2 million and $6.2 million in retention compensation expense for the years ended December 31, 2011 and 2010, respectively.

Unaudited pro forma results of operations assuming these acquisitions had taken place at the beginning of each period are not provided because the historical operating results of the acquired companies were not significant and pro forma results would not be significantly different from reported results for the periods presented.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Summary of Discontinued Operations

There were no discontinued operations in 2011. Discontinued operations for the years ended December 31, 2010 and 2009 reflect the financial condition, results of operations and cash flows of buy.at. The consolidated statement of operations for the year ended December 31, 2010 includes the results of operations of buy.at for the period from January 1, 2010 through the sale date of February 26, 2010, the pre-tax loss on the sale of buy.at and the income tax benefit associated with the capital loss generated by the buy.at sale. Financial data for discontinued operations for the years ended December 31, 2010 and 2009 is as follows (in millions):

	Years Ended December 31,
	2010	2009
Total revenues	$2.0	$11.6
Pre-tax loss (before loss on sale of business)	(0.5)	(4.9)
Pre-tax loss on sale of business	(18.9)	—
Income tax benefit	27.6	2.0

Net income (loss) attributable to AOL Inc.	$8.2	$(2.9)

NOTE 5—LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Capital Leases

Capital lease obligations consist of ($ in millions):

	Weighted Average Interest Rate at December 31, 2011		Outstanding Amount
		Maturities	December 31, 2011	December 31, 2010
Capital lease obligations	5.64%	2012-2015	$110.8	$86.1
Amount due within one year			(44.6)	(35.2)

Total long-term capital lease obligations			$66.2	$50.9

Assets recorded under capital lease obligations totaled $182.2 million and $163.7 million at December 31, 2011 and 2010, respectively. Related accumulated amortization totaled $77.4 million and $84.5 million at December 31, 2011 and 2010, respectively.

Future minimum capital lease payments at December 31, 2011 are as follows (in millions):

2012	$49.6
2013	39.6
2014	26.3
2015	4.0

Total	119.5
Amount representing interest	(8.7)

Present value of minimum lease payments	110.8
Current portion	(44.6)

Total long-term portion	$66.2

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Interest Expense

Interest expense amounted to $6.5 million, $11.2 million and $5.2 million for the years ended December 31, 2011, 2010 and 2009, respectively, and is included in “Other income (loss), net” on the consolidated statements of operations. Interest expense for 2010 includes $6.9 million related to credit facility fees paid to Time Warner. The weighted-average interest rate on AOL’s capital lease obligations was 5.64% and 5.81% at December 31, 2011 and 2010, respectively. The weighted-average rate on capital lease obligations due within one year was 5.68% at December 31, 2011.

NOTE 6—INCOME TAXES

The components of income (loss) from continuing operations before income taxes were as follows (in millions):

	Years Ended December 31,
	2011	2010	2009
Domestic	$132.4	$(805.8)	$583.6
Foreign	(90.1)	(163.4)	(123.5)

Total	$42.3	$(969.2)	$460.1

The components of the provision for income tax expense (benefit) provided on income from continuing operations were as follows (in millions):

	Years Ended December 31,
	2011	2010	2009
U.S. federal:
Current	$0.4	$2.0	$172.3
Deferred	20.2	(167.7)	(1.5)
Foreign:
Current	(0.4)	(6.2)	1.1
Deferred	(2.1)	(3.2)	(0.8)
State and local:
Current	5.9	9.6	40.0
Deferred	5.2	(13.0)	(2.4)

Total	$29.2	$(178.5)	$208.7

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The items accounting for the difference between income tax expense (benefit) computed at the federal statutory rate of 35% and the provision for income taxes were as follows:

	Years Ended December 31,
	2011	2010	2009
U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. federal tax benefits (a)	15.3	3.7	3.6
Non-deductible goodwill	—	(50.8)	—
Change in valuation allowance for deferred tax assets	16.9	(1.4)	1.9
Unrecognized tax benefits	0.8	0.5	3.8
Worthless stock deduction	(15.9)	31.0	—
Shortfall on employee equity awards	6.7	—	—
Escrow adjustments	(17.2)	—	—
Non-deductible acquisition related costs	28.0	(0.2)	—
Other	(0.6)	0.6	1.1

Total	69.0%	18.4%	45.4%

(a)	Due to the size of the foreign losses relative to pre-tax income, the effective tax rate for state and local taxes, net of U.S. federal benefit, increased in 2011.

Income taxes related to the years ended December 31, 2011 and 2010 and the short period from December 10, 2009 through December 31, 2009 are calculated based on AOL’s separate income tax status. For the periods prior to the spin-off, AOL’s income taxes are computed and reported under the “separate return method.” The separate return method applies the accounting guidance for income taxes to the financial statements as if AOL were a separate taxpayer and a standalone enterprise for the entire period. Prior to the spin-off, AOL was included in Time Warner’s consolidated U.S. federal income tax return filings.

The significant components of AOL’s deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2011	2010
Deferred tax assets:
Reserves and allowances	$12.5	$22.9
Equity-based compensation	21.2	19.0
Tax loss and credit carryforwards	1,479.8	1,448.4
Intangible assets and goodwill	98.7	147.1
Other	60.3	64.8

Subtotal	1,672.5	1,702.2
Less: Valuation allowance	(1,160.2)	(1,169.6)

Total deferred tax assets	512.3	532.6

Deferred tax liabilities:
Capitalized software	(13.6)	(19.3)
Unrealized foreign exchange tax gain	(123.8)	(110.6)
Property and equipment	(57.3)	(46.0)
Other	(8.4)	(15.4)

Total deferred tax liabilities (a)	(203.1)	(191.3)

Net deferred tax assets	$309.2	$341.3

(a)	As of December 31, 2011, $0.2 million of deferred tax liabilities were included in accrued expenses and other current liabilities on the consolidated balance sheet.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AOL had net operating losses from various foreign jurisdictions of $4,187.8 million and $4,094.0 million as of December 31, 2011 and 2010, respectively. Many of these foreign losses are attributable to specific operations and may not be utilized to offset taxable income of other operations of AOL. The expiration period of the foreign net operating losses ranges from 2013 to indefinite. The valuation allowance outstanding at December 31, 2011 and 2010 is primarily attributable to the foreign net operating loss carryforwards.

AOL had $566.9 million and $456.9 million of U.S. federal net operating loss carryforwards as of December 31, 2011 and 2010, respectively. Certain of these federal net operating loss carryforwards are subject to statutory annual use limitations. AOL had approximately $1,018.0 million and $1,057.4 million of net operating loss carryforwards in various state and local jurisdictions as of December 31, 2011 and 2010, respectively. Certain of these state tax losses are subject to a valuation allowance because they are attributable to specific operations and may not be utilized against taxable income of other operations of AOL. These federal, state and local net operating loss carryforwards will expire between 2012 and 2031.

AOL has a capital loss carryforward of $111.3 million as of December 31, 2011, of which the majority will expire at the end of 2015. Significant uncertainty exists regarding the future realization of the $44.2 million deferred tax asset related to this capital loss carryforward and as a result, AOL has recorded a full valuation allowance on this deferred tax asset.

During the year ended December 31, 2011, AOL decreased its valuation allowance by $9.4 million primarily related to foreign deferred tax assets.

As of December 31, 2011, the total valuation allowance of $1,160.2 million included $1,095.1 million of deferred tax assets on net operating loss carryforwards and $44.2 million of deferred tax assets on capital loss carryforwards. The total valuation allowance was established based on management’s determination that the deferred tax assets are not more likely than not to be realized. Management believes that the remaining deferred tax assets are more likely than not to be realized based upon consideration of all positive and negative evidence, including AOL’s operating results and forecast of future taxable income, on a jurisdiction by jurisdiction basis.

U.S. federal income taxes are provided on the portion of AOL’s income from certain foreign subsidiaries that is expected to be remitted to the United States. We have recorded deferred income taxes and foreign withholding taxes on unremitted earnings from foreign subsidiaries in the amount of $7.4 million and $8.9 million, as of December 31, 2011 and 2010, respectively. For AOL’s other foreign subsidiaries, we have not provided for U.S. income and foreign withholding taxes on approximately $22.7 million of certain foreign subsidiaries’ undistributed earnings, because such earnings have been retained and are intended to be indefinitely reinvested outside of the United States. It is not practical to estimate the amount of taxes that would be payable upon remittance of these earnings because such tax, if any, is dependent on circumstances existing if and when remittance occurs.

Accounting for Uncertainty in Income Taxes

Changes in unrecognized tax benefits, excluding the related accrual for interest, from January 1 to December 31 are set forth below (in millions):

	Years Ended December 31,
	2011	2010	2009
Beginning balance	$150.6	$154.7	$657.6
Additions for current year tax positions	1.3	6.1	11.1
Reductions for prior year tax positions	(0.2)	(3.0)	—
Unrecognized tax benefits retained by Time Warner following spin-off	—	—	(512.5)
Reductions as a result of expiration of statute of limitations	—	(7.2)	(1.5)

Total	$151.7	$150.6	$154.7

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company accrues interest and penalties where there is an underpayment of taxes, based on management’s best estimate of the amount ultimately to be paid, in the same period that 1) the interest would begin accruing or 2) the penalties would first be assessed. Our policy on the classification of interest and penalties is to record both as part of income tax expense. Interest expense recorded through the income tax provision (benefit) related to uncertain tax positions was $0.1 million, $0.4 million, and $14.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, the amount of accrued interest in the consolidated balance sheet associated with uncertain tax positions was $0.6 million and $0.7 million, respectively. As of December 31, 2011 and 2010, no penalties were accrued.

The statute of limitations of certain foreign jurisdictions in which AOL filed separately from Time Warner have not expired and therefore, the periods from 2003 through the current period remain open to examination by the taxing authorities. For the periods following the spin-off, the examination periods in all significant jurisdictions remain open and subject to examination by the taxing authorities.

The Company’s liabilities for unrecognized tax benefits, which include interest, were $0.6 million and $2.3 million as of December 31, 2011 and 2010, respectively. The remainder, if recognized, would affect deferred taxes. As of December 31, 2011, the amount of unrecognized tax benefits, net of the federal tax benefit of state tax deductions, which, if recognized, would affect our effective tax rate is $143.1 million. A number of years may elapse before an uncertain tax position is finally resolved. It is difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position. We reevaluate and adjust our reserves for income taxes, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position would usually require the use of cash and result in the reduction of the related liability. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. We do not expect our unrecognized tax benefits to significantly change in the next twelve months.

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011, 107,037,724 shares of common stock were issued and 94,278,437 shares of common stock were outstanding. No dividends were declared or paid for the years ended December 31, 2011, 2010 and 2009.

On August 10, 2011, the Company’s Board of Directors approved a stock repurchase program, which authorizes the Company to repurchase up to $250 million of its outstanding shares of common stock from time to time through August 2012. Repurchases are subject to market conditions, share price and other factors. Repurchases have been and will be made in accordance with applicable securities laws in the open market or in private transactions and may include derivative transactions, or pursuant to any trading plan adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. As of December 31, 2011, the Company repurchased 12.7 million shares at a weighted average price of $13.59 per share as part of this program. Total consideration paid for the repurchase of common stock was $173.6 million for the year ended December 31, 2011. As of February 1, 2012, the Company repurchased a total of 13.0 million shares at a weighted average price of $13.62 per share under this program. Shares repurchased under the program are recorded as treasury stock on the Company’s consolidated balance sheet. The repurchase program may be suspended or discontinued at any time. The shares repurchased during the year ended December 31, 2011 were not the result of an accelerated share repurchase agreement and did not result in any derivative transactions. Management has not made a decision on whether shares purchased under this program will be retired or reissued.

On January 22, 2010, the Company issued 594,749 shares of AOL common stock as partial consideration for the acquisition of StudioNow. During 2010, the Company also issued 194,857 shares of AOL common stock to Polar Capital Group, LLC (“Polar Capital”), in satisfaction of its contractual obligation to return its CEO’s initial investment of approximately $4.5 million in Patch Media Corporation (“Patch”), which arose from the acquisition of Patch on June 10, 2009.

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

Expenses related to AOL’s contribution to the AOL and Time Warner plans amounted to $13.2 million, $11.5 million and $17.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of The Huffington Post

In connection with the acquisition of The Huffington Post in March 2011, the Company assumed the Huffington Post Plan and, as discussed above, agreed to consideration valued at $12.1 million related to the fair value of unvested stock options held by The Huffington Post employees that were generally converted into unvested AOL stock options. Specifically, as of closing: (1) the Company converted 706,881 outstanding shares that were subject to The Huffington Post stock options into 664,075 Company stock options; (2) the remainder of the shares subject to outstanding The Huffington Post stock options were cashed out pursuant to the merger agreement (all of the cashed-out shares were canceled and will not be returned to the share pool as Company shares under the Huffington Post Plan); and (3) a small number of shares subject to The Huffington Post stock options held by previously terminated employees had been either exercised or forfeited (the forfeited shares were returned to the share pool, and converted into Company shares under the Huffington Post Plan). Of the fair value of The Huffington Post options that were converted, $8.1 million is being recognized as equity-based compensation expense over the remaining award vesting periods (subject to adjustments for actual forfeitures), which for most employees is 24 months from the acquisition date. See “Note 4” for additional information on the acquisition of The Huffington Post and related stock conversion.

Equity-Based Compensation Expense

Compensation expense recognized by AOL related to its equity-based compensation plan and for its participation in Time Warner’s equity-based compensation plans, prior to the spin-off, is as follows (in millions):

	Years Ended December 31,
	2011	2010	2009
Stock options	$21.0	$17.0	$4.3
RSUs and performance stock units (PSUs) (a)	21.5	19.1	8.2

Total equity-based compensation expense (b)	$42.5	$36.1	$12.5

Tax benefit recognized	$16.7	$14.4	$5.0

(a)	AOL has not granted PSUs to employees. Prior to the spin-off, Time Warner granted RSUs and PSUs to AOL employees.
(b)	Equity-based compensation expense in 2009 included a reduction to expense caused by a change in the estimated forfeiture rate for Time Warner equity awards held by AOL employees, as fewer Time Warner equity awards were expected to vest as a result of the spin-off. Also included in the total equity-based compensation expense for the year ended December 31, 2009 is $0.6 million attributable to AOL’s equity awards.

AOL Stock Options

The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value AOL stock options at their grant date:

	Year Ended December 31,
	2011	2010
Expected volatility	38.8%	39.9%
Expected term to exercise from grant date	5.52 years	5.38 years
Risk-free rate	2.1%	2.5%
Expected dividend yield	0.0%	0.0%

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Because AOL’s common stock has a limited trading history, the volatility assumption was determined for 2011 and 2010 awards based on a blend of AOL’s implied volatility and the historical and implied volatilities of a comparable peer group of publicly traded companies. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on the historical exercise experience of AOL employees that held similar options to acquire Time Warner common stock. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. As the Company does not currently intend to pay dividends, the expected dividend yield is zero for all AOL equity awards granted.

The following table summarizes information about AOL stock options that were outstanding at December 31, 2011:

Options	Number of Options (in millions)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	—
Converted (a)	0.5	$11.90
Granted	3.2	$23.28

Outstanding at December 31, 2009	3.7	$21.85	9.9 years	$1,549

Exercised	—
Granted	2.9	$23.85
Forfeited	(0.4)	$23.33

Outstanding at December 31, 2010	6.2	$22.69	9.1 years	$7,871

Converted (b)	0.7	$2.92
Exercised	(0.1)	$2.93		$1,912
Granted	3.2	$20.41
Forfeited	(1.3)	$19.85
Expired	(0.1)	$23.34

Outstanding at December 31, 2011	8.6	$20.75	8.1 years	$6,548

Exercisable at December 31, 2009	—

Exercisable at December 31, 2010	1.7	$20.25	8.8 years	$5,940

Exercisable at December 31, 2011	3.7	$21.50	7.2 years	$2,727

(a)	Represents the Time Warner stock options held by AOL’s Chairman and Chief Executive Officer that were converted into AOL stock options.
(b)	Represents Huffington Post options converted at the time of acquisition.

As of December 31, 2011, 4.7 million shares of AOL common stock were available for future grants of stock options. As of December 31, 2011, there was $36.8 million of unrecognized compensation cost related to outstanding employee stock options expected to vest. The Company expects to recognize this amount over a weighted-average period of 2.5 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation expense related to these awards will be different from the Company’s expectations.

The weighted-average grant date fair value of an AOL stock option granted during the years ended December 31, 2011, 2010 and 2009 was $7.77, $9.41 and $9.94, respectively.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AOL Restricted Stock Units

The following table summarizes information about unvested AOL RSUs at December 31, 2011:

	Number of RSUs (in millions)	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2008	—
Converted (a)	0.3	$23.29
Granted	2.9	$23.28

Unvested at December 31, 2009	3.2	$23.29

Vested	(0.4)	$23.38
Granted	1.2	$23.92
Forfeited	(0.7)	$23.45

Unvested at December 31, 2010	3.3	$23.54

Vested	(1.2)	$23.49
Granted	1.8	$19.81
Forfeited	(1.1)	$22.74

Unvested at December 31, 2011	2.8	$21.47

(a)	Represents the Time Warner RSUs held by AOL’s Chairman and Chief Executive Officer that were converted into AOL RSUs. The weighted-average grant date fair value amount above for these converted awards represents the fair value on the conversion date.

At December 31, 2011, the intrinsic value of unvested AOL RSUs was $41.6 million. As of December 31, 2011, there was $46.6 million of unrecognized compensation cost related to outstanding RSUs expected to vest. The Company expects to recognize this amount over a weighted-average period of 2.7 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation expense related to these awards will be different from the Company’s expectations. Total fair value of shares vested during the year ended December 31, 2011 was $27.4 million.

Time Warner Stock Options

The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value Time Warner stock options at their grant date.

Year Ended December 31, 2009
Expected volatility	38.1%
Expected term to exercise from grant date	4.71 years
Risk-free rate	1.9%
Expected dividend yield	3.8%

The grant date fair value of all Time Warner equity-based awards has been adjusted to reflect the effect of Time Warner’s 1-for-3 reverse stock split which became effective on March 27, 2009. The weighted-average fair value of a Time Warner stock option granted to AOL employees was $4.57 for the year ended December 31, 2009. The total intrinsic value of Time Warner options exercised by AOL employees was $3.3 million for the year ended December 31, 2009. Time Warner received cash from the exercise of Time Warner stock options by

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AOL employees totaling $13.0 million for the year ended December 31, 2009. The tax benefits realized by AOL from Time Warner stock options exercised in the year ended December 31, 2009 was approximately $1.2 million.

Time Warner Restricted Stock and Restricted Stock Units

The fair value of Time Warner restricted stock and RSUs granted to AOL employees that vested during the year ended December 31, 2009 was $12.1 million.

For the year ended December 31, 2009, 0.5 million Time Warner RSUs were granted to AOL employees at a weighted-average grant date fair value per RSU of $18.14. Time Warner RSUs held by most employees at the date of spin-off were either vested or forfeited as a result of the spin-off. Following the spin-off, there are no outstanding unvested Time Warner RSUs held by AOL employees.

NOTE 9—RESTRUCTURING COSTS

2011 Restructuring Costs

In connection with the Company’s restructuring initiatives, the Company incurred $38.3 million in restructuring costs for the year ended December 31, 2011 related to organizational changes made in an effort to improve its ability to execute its strategy. These restructuring costs related to the Company’s acquisition of The Huffington Post, a reassessment of its operations in India and actions in the United States to align the Company’s costs with its strategy, and were primarily related to involuntary terminations of employees ranging from executives to line personnel.

2010 Restructuring Costs

For the year ended December 31, 2010, the Company incurred $33.8 million in restructuring costs to better align its organizational structure and costs with its strategy. These restructuring costs included $29.2 million related to employee terminations, facility closures and contract termination costs in 2010 and $4.6 million in restructuring costs associated with actions taken in 2009 and prior years (which includes adjustments to previous estimates). Employee termination costs were attributable to terminations of employees ranging from senior executives to line personnel.

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A summary of AOL’s restructuring activity for the years ended December 31, 2011, 2010 and 2009 is as follows (in millions):

	Employee Terminations	Other Exit Costs	Total
Liability at December 31, 2008	$10.4	$20.5	$30.9
2009 restructuring expense	161.5	27.7	189.2
Foreign currency translation and other adjustments	(10.8)	0.7	(10.1)
Cash paid	(53.0)	(20.6)	(73.6)

Liability at December 31, 2009	108.1	28.3	136.4
2010 restructuring expense	18.8	15.0	33.8
Foreign currency translation and other adjustments	(6.1)	1.2	(4.9)
Cash paid	(102.8)	(26.3)	(129.1)

Liability at December 31, 2010	$18.0	$18.2	$36.2
2011 Restructuring expense	37.2	1.1	38.3
Foreign currency translation and other adjustments	(1.1)	(0.5)	(1.6)
Cash paid	(48.5)	(11.7)	(60.2)

Liability at December 31, 2011	$5.6	$7.1	$12.7

At December 31, 2011, of the remaining liability of $12.7 million, $11.6 million was classified as a current liability within accrued expenses and other current liabilities, with the remaining $1.1 million classified as a long-term liability in the consolidated balance sheet. Amounts classified as long-term are expected to be paid through 2014.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Commitments

AOL’s total rent expense from continuing operations amounted to $39.6 million, $34.8 million and $49.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company has long-term non-cancelable lease commitments for office space and operating equipment in various locations around the world, a number of which have renewal options at market rates to be determined prior to the renewal option being exercised. In addition, certain leases have rent escalation clauses with either fixed scheduled rent increases or rent increases based on the Consumer Price Index. The minimum rental commitments under non-cancelable long-term operating leases during the next five years are as follows (in millions):

	Gross operating lease commitments	Sublease income	Net operating lease commitments

2012	$52.7	$6.8	$45.9
2013	47.0	6.6	40.4
2014	44.1	4.1	40.0
2015	39.3	4.1	35.2
2016	32.3	4.2	28.1
Thereafter	123.1	2.1	121.0

Total (a)	$338.5	$27.9	$310.6

(a)

Included in the above table are approximately $196.8 million of payments associated with the lease of the Company’s corporate headquarters in New York. AOL has leased its corporate headquarters for a non-cancelable initial lease term that ends in February 2023, with the option to extend the lease for an

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

additional five years. Monthly rental payments to the landlord under this lease escalate by 7% after the end of the fifth year and tenth year of the lease term. In 2010 AOL entered into a new lease of a building in California and included in the above table are approximately $54.8 million of payments associated with this property. AOL has leased this space for a non-cancelable initial lease term that ends in June 2017 with no renewal options. Rent was abated for the first nine months of the lease term, with partial rent abatement for an additional three months. Only operating expenses were paid during the rent abatement period. Also included in the above table are payments for ongoing leases associated with AOL’s restructuring activities. AOL has recorded a liability on the balance sheet of $7.1 million related to these payments.

AOL has commitments under certain network licensing, royalty, deferred compensation and other agreements aggregating approximately $127.7 million at December 31, 2011, which are payable principally over a three-year period, as follows (in millions):

2012	$78.0
2013-2014	47.6
2015-2016	1.4
Thereafter	0.7

Total	$127.7

The Company also has certain contractual arrangements that would require it to make payments or provide funding if certain circumstances occur (“contingent commitments”). At December 31, 2011, these arrangements related primarily to letters of credit and totaled $12.0 million. The Company does not expect that these contingent commitments will result in any material amounts being paid by the Company in the foreseeable future.

Included in the commitment amounts discussed above are certain commitments to Time Warner, see “Note 12” for additional information.

Contingencies

On April 30, 2008, Bascom Global Internet Services, Inc. filed claims against AOL Inc. in the Eastern District Court of New York alleging that AOL’s WebUnlock Parental Controls technology infringes Bascom’s U.S. Patent No. 5,987,606. Bascom sought $67,000,000 in damages. During the fourth quarter of 2011, Bascom and AOL entered into a settlement agreement and settled the claims for $8,500,000.

In addition to the matter described above, AOL is a party to a variety of claims, suits and proceedings that arise in the normal course of business, including actions with respect to intellectual property claims, tax matters, labor and unemployment claims, commercial claims, claims related to the Company’s business model for content creation and other matters. With respect to tax matters, AOL has received tax assessments in certain states related to sales and use taxes on its business operations. AOL has appealed these tax assessments and plans to vigorously contest these matters. In addition, AOL has received assessments in certain foreign countries related to income tax and transfer pricing, and plans to vigorously contest these matters as well. In certain instances, the Company was required to pay a portion of the tax assessment in order to proceed with the dispute of the assessment. While the results of such normal course claims, suits and proceedings cannot be predicted with certainty, management does not believe that, based on current knowledge and the likely timing of resolution of the various matters, any additional reasonably possible potential losses above the amount accrued for such matters would be material to the Company’s financial statements. Regardless of the outcome, legal proceedings can have an adverse effect on us because of defense costs, diversion of management resources and other factors.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of (in millions):

	December 31,
	2011	2010
TAC	$43.6	$55.4
Costs of revenues (excluding TAC)	43.6	42.1
Taxes	23.5	24.7
General and administrative costs	20.7	20.1
Restructuring liabilities	11.6	29.2
Rent and facilities expense	8.6	5.5
Network and related costs	8.0	6.9
Member support services	4.0	4.8
Other accrued expenses	8.0	47.6

Total accrued expenses and other liabilities	$171.6	$236.3

NOTE 12—RELATED PARTY TRANSACTIONS

Acquisition of Patch Media Corporation

On June 10, 2009, AOL purchased Patch, a news, information and community platform business dedicated to providing comprehensive local information and services for individual towns and communities, for approximately $7.0 million in cash. Approximately $700,000 of the consideration was held in an indemnity escrow account until the first anniversary of the closing.

At the time of closing, Timothy M. Armstrong, AOL’s Chairman and Chief Executive Officer, held, indirectly, through Polar Capital (a private investment company which he founded), economic interests in Patch that entitled him to receive approximately 75% of the transaction consideration. Mr. Armstrong’s original investment in Patch, made in December 2007 through Polar Capital, was approximately $4.5 million. In connection with the transaction, Mr. Armstrong, through Polar Capital, waived his right to receive any transaction consideration in excess of his original $4.5 million investment, opting to accept only the return of his initial investment in AOL common stock. In addition, Mr. Armstrong elected to return the $4.5 million (approximately $450,000 of which was held in the indemnity escrow account for a year) that he was entitled to receive in connection with the transaction to AOL, to be held by AOL until after the Company’s separation from Time Warner in exchange for the subsequent issuance of AOL common stock. In exchange for the $4.5 million he was entitled to receive, during 2010, AOL issued to Polar Capital 194,857 shares of AOL common stock.

Transactions with Time Warner

Through the date of the spin-off, AOL had certain related party relationships with Time Warner and its subsidiaries. In connection with the separation, AOL entered into the Separation Agreement and several other related agreements which govern the ongoing relationship between the two companies. The Company does not consider Time Warner to be a related party subsequent to the spin-off. The most significant related party relationships and subsequent relationships with Time Warner are discussed further below.

Administrative Services

Through the date of the spin-off, Time Warner performed certain administrative functions on behalf of AOL. Costs of these services that were allocated or charged to AOL were based on either the actual costs

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

incurred or Time Warner’s estimate of expenses relative to the services provided to other subsidiaries of Time Warner. AOL believes that these allocations were made on a reasonable basis, and that receiving these services from Time Warner created cost efficiencies. During the year ended December 31, 2009, AOL incurred $20.9 million of expenses related to charges for services performed by Time Warner. These expenses were recorded as operating expenses by AOL as incurred.

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

Other

In the normal course of business, AOL historically entered into commercial transactions with other subsidiaries of Time Warner. AOL recognized $3.7 million in revenue and $22.0 million in operating expenses from transactions with other Time Warner subsidiaries for the year ended December 31, 2009.

NOTE 13—SEGMENT INFORMATION

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14—SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2011
Revenues:
Advertising	$313.7	$319.0	$317.7	$363.8
Subscription	215.4	201.3	191.9	194.6
Other	22.3	21.9	22.1	18.4

Total revenues	551.4	542.2	531.7	576.8
Costs of revenues	388.9	403.4	397.9	394.2
Operating income (loss) (a)	(11.8)	(5.8)	8.6	54.8

Net income (loss) attributable to AOL Inc.	$4.7	$(11.8)	$(2.6)	$22.8

Basic net income (loss) per common share	$0.04	$(0.11)	$(0.02)	$0.23
Diluted net income (loss) per common share	$0.04	$(0.11)	$(0.02)	$0.23

	March 31,	June 30,	September 30,	December 31,
2010
Revenues:
Advertising	$354.3	$304.7	$293.5	$331.6
Subscription	282.7	260.2	244.8	235.9
Other	27.3	27.3	25.9	28.5

Total revenues	664.3	592.2	564.2	596.0
Costs of revenues	364.7	335.0	342.8	378.1
Operating income (loss) (b)	80.7	(1,331.8)	201.1	67.4

Net income (loss) attributable to AOL Inc.	$34.7	$(1,055.0)	$171.6	$66.2

Basic net income (loss) per common share	$0.33	$(9.89)	$1.61	$0.62
Diluted net income (loss) per common share	$0.32	$(9.89)	$1.60	$0.61

(a)	Operating income (loss) for the quarter ended March 31, 2011 includes restructuring costs of $27.8 million mainly as a result of our acquisition of The Huffington Post and costs incurred as a result of the reassessment of our operations in India.
(b)	Operating income (loss) for the quarter ended June 30, 2010 includes a $1,414.4 million non-cash impairment charge to reduce the carrying value of goodwill. Operating income (loss) includes the effects of restructuring charges related primarily to voluntary and involuntary employee terminations and facility closures of $23.4 million and $11.1 million for the quarters ended March 31, 2010 and June 30, 2010, respectively.

AOL Inc.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2009, 2010 and 2011

(In millions)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
2009	$39.8	$20.7	$(28.9)	$31.6
2010	$31.6	$6.2	$(21.7)	$16.1
2011	$16.1	$2.7	$(10.5)	$8.3

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information we are required to disclose in our financial reports is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to senior management, as appropriate, to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011, at a reasonable assurance level.

Changes to Internal Control Over Financial Reporting

We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended December 31, 2011 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, using the criteria established in Internal Control—Integrated Framework issued by COSO. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2011, as stated in their report included in Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of AOL Inc.

We have audited AOL Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AOL Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, AOL Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AOL Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2011 of AOL Inc. and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 24, 2012

ITEM 9B.	OTHER INFORMATION

None.

AOL Inc.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In addition to the information set forth under the caption “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report, the information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2012 Annual Meeting of Stockholders.

We have adopted a Code of Ethics for Our Senior Executive and Senior Financial Officers. A copy of the Code is publicly available on our website at http://corp.aol.com/. Amendments to the Code or any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will also be disclosed on our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated by reference to our Proxy Statement to be filed in connection with the 2012 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is hereby incorporated by reference to our Proxy Statement to be filed in connection with the 2012 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is hereby incorporated by reference to our Proxy Statement to be filed in connection with the 2012 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item is hereby incorporated by reference to our Proxy Statement to be filed in connection with the 2012 Annual Meeting of Stockholders.

AOL Inc.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The Financial Statements listed in the Index to Consolidated Financial Statements and Supplementary Data, filed as part of this Annual Report.

(a)(2) Financial Statement Schedule

The Financial Statement Schedule listed in the Index to Consolidated Financial Statements and Supplementary Data, filed as part of this Annual Report.

All other schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

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

AOL INC.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2012.

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

Signature	Title	Date

/s/ TIMOTHY M. ARMSTRONG	Chairman and Chief Executive Officer (Principal Executive Officer)	February 24, 2012
Timothy M. Armstrong

/s/ ARTHUR MINSON	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2012
Arthur Minson

/s/ MATTHEW KELPY	Controller and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2012
Matthew Kelpy

/s/ KAREN E. DYKSTRA	Director	February 24, 2012
Karen E. Dykstra

/s/ ALBERTO IBARGÜEN	Director	February 24, 2012
Alberto Ibargüen

/s/ SUSAN M. LYNE	Director	February 24, 2012
Susan M. Lyne

AOL INC.

SIGNATURES

Signature	Title	Date

/s/ PATRICIA E. MITCHELL	Director	February 24, 2012
Patricia E. Mitchell

/s/ FREDRIC G. REYNOLDS	Director	February 24, 2012
Fredric G. Reynolds

/s/ JAMES R. STENGEL	Director	February 24, 2012
James R. Stengel

AOL INC.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Separation and Distribution Agreement between AOL Inc. and Time Warner Inc., dated November 16, 2009 (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Amendment No. 5 to Form 10 dated November 16, 2009).

2.2	Securities Purchase Agreement between AOL Inc. and Digital Sky Technologies Limited dated April 28, 2010 (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 10-Q dated August 4, 2010).

2.3	Agreement and Plan of Merger By and Among AOL Inc., Headline Acquisition Corporation, TheHuffingtonPost.com, Inc. and Shareholder Representative Services LLC, as the Security Holders’ Agent dated as of February 6, 2011 (incorporated herein by reference to Exhibit 2.1 to Registrant’s Form 10-Q dated May 4, 2011).

2.4	Side Letter between TheHuffingtonPost.com, Inc. and AOL Inc. dated March 4, 2011 (incorporated herein by reference to Exhibit 2.2 to Registrant’s Form 10-Q dated May 4, 2011).

3.1	Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on December 9, 2009 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated December 11, 2009).

3.2	Amended and Restated By-laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated December 11, 2009).

4.1	Specimen Common Stock Certificate of Registration (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated December 11, 2009).

10.1	Transition Services Agreement between AOL Inc. and Time Warner Inc., dated November 16, 2009 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Amendment No. 5 to Form 10 dated November 16, 2009).

10.2	Second Tax Matters Agreement between AOL Inc. and Time Warner Inc., dated November 16, 2009 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Amendment No. 5 to Form 10 dated November 16, 2009).

10.3	Employee Matters Agreement by and among AOL Inc., AOL LLC and Time Warner Inc., dated November 16, 2009 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Amendment No. 5 to Form 10 dated November 16, 2009).

10.4	Employee Matters Assignment and Assumption Agreement by and among AOL Inc., AOL LLC and Time Warner Inc., dated December 3, 2009 (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form 10-K dated March 2, 2010).

10.5	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated December 22, 2009).**

10.6	Form of Non-Qualified Stock Option Agreement (Version 2), effective December 9, 2010 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Form 10-K dated February 25, 2011).**

10.7	Form of Restricted Stock Units Agreement (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated December 22, 2009).**

10.8	Form of Restricted Stock Units Agreement (Version 2), effective December 9, 2010 (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-K dated February 25, 2011).**

AOL INC.

EXHIBIT INDEX

Exhibit Number	Description

10.9	Amended and Restated AOL Inc. 2010 Stock Incentive Plan (incorporated herein by reference to Annex A of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 16, 2010 (File No. 001-34419)).**

10.10	Amended and Restated Annual Incentive Plan for Executive Officers (incorporated herein by reference to Annex B of the (Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 16, 2010 (File No. 001-34419)).**

10.11	TheHuffingtonPost.com, Inc. Long-Term Incentive Plan, as amended as of February 28, 2011 (incorporated herein by reference to the Registrant’s Form S-8 dated March 7, 2011).**

10.12	Form of 2011 Annual Bonus Plan (incorporated herein by reference to Exhibit 10.2 to Registrant’s Form 10-Q dated August 9, 2011).**

10.13	2011 Directors’ Deferred Compensation Plan (incorporated hereby by reference to Exhibit 10.1 to the Registrant’s Periodic Report on Form 8-K dated May 27, 2011).**

10.14	Form of Non-Qualified Stock Option Agreement between AOL Inc. and Timothy Armstrong, dated December 9, 2009 (incorporated herein by reference to Exhibit 10.36 to the Registrant’s Form 10-K dated March 2, 2010).**

10.15	Form of Non-Qualified Stock Option Agreement between AOL Inc. and Timothy Armstrong, dated December 31, 2009 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 22, 2009).**

10.16	Form of Non-Qualified Stock Option Agreement between AOL Inc. and Timothy Armstrong, dated January 4, 2010 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 22, 2009).**

10.17	Form of Restricted Stock Units Agreement between AOL Inc. and Timothy Armstrong, dated January 4, 2010 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated December 22, 2009).**

10.18	Employment Agreement among AOL LLC, Time Warner Inc. and Timothy Armstrong, dated March 12, 2009 and effective as of April 7, 2009 (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to Form 10 dated September 16, 2009).**

10.19	First Amendment to the Employment Agreement between AOL Inc. and Timothy M. Armstrong, dated December 15, 2009 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 22, 2009).**

10.20	Employment Agreement between AOL LLC and Arthur Minson, dated August 24, 2009 and effective as of September 8, 2009 (incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to Form 10 dated September 16, 2009).**

10.21	Executive Employment Agreement between AOL Inc. and Alexander Gounares, dated May 10, 2010 (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Form 10-K dated February 25, 2011).**

10.22	Executive Employment Agreement between AOL Inc. and Julie Jacobs, dated June 11, 2010 (incorporated herein by reference to Exhibit 10.23 to the Registrant’s Form 10-K dated February 25, 2011).**

AOL INC.

EXHIBIT INDEX

Exhibit Number	Description

10.23	2009 Retention Program Letter Agreement between AOL LLC and Julie Jacobs, dated April 1, 2009 (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Form 10-K dated February 25, 2011).**

10.24	RSU Make-Good Program Memo from AOL Inc. to Julie Jacobs, dated March 30, 2010 (incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-K dated February 25, 2011).**

10.25	Amendment to Employment Agreement with Julie Jacobs, dated as of March 30, 2011 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q dated May 4, 2011).**

10.26	Second Amendment to the Employment Agreement of Julie Jacobs, dated December 13, 2011.**

10.27	Separation Agreement and Release of Claims between AOL Inc. and Tricia Primrose Wallace, dated October 27, 2010 and revised December 21, 2010 (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Form 10-K dated February 25, 2011).**

10.28	Amended and Restated Interactive Marketing Agreement between AOL LLC and Google Inc., dated October 1, 2003 (the “IMA”) (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.29	First Amendment to the IMA, dated December 15, 2003 (incorporated herein by reference to Exhibit 10.23 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.30	Second Amendment to the IMA, dated March 30, 2004 (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.31	Addendum One to the Second Amendment to the IMA, dated October 5, 2004 (incorporated herein by reference to Exhibit 10.25 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.32	Third Amendment to the IMA, dated April 7, 2004 (incorporated herein by reference to Exhibit 10.26 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.33	Fourth Amendment to the IMA, dated June 1, 2004 (incorporated herein by reference to Exhibit 10.27 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.34	Fifth Amendment to the IMA, dated June 14, 2004 (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.35	Sixth Amendment to the IMA, dated December 17, 2004 (incorporated herein by reference to Exhibit 10.29 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.36	Seventh Amendment to the IMA, dated March 28, 2005 (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.37	Eighth Amendment to the IMA, dated April 28, 2005 (incorporated herein by reference to Exhibit 10.31 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.38	Ninth Amendment to the IMA, dated December 15, 2005 (incorporated herein by reference to Exhibit 10.32 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.39	Tenth Amendment to the IMA, dated March 24, 2006 (incorporated herein by reference to Exhibit 10.33 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

AOL INC.

EXHIBIT INDEX

Exhibit Number	Description

10.40	Eleventh Amendment to the IMA, dated September 28, 2006 (incorporated herein by reference to Exhibit 10.34 to the Registrant’s Amendment No. 1 to Form 10 dated September 16, 2009).

10.41	Twelfth Amendment to the IMA, dated December 15, 2006 (incorporated herein by reference to Exhibit 10.35 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.42	Thirteenth Amendment to the IMA, dated January 12, 2007 (incorporated herein by reference to Exhibit 10.36 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.43	Fourteenth Amendment to the IMA, dated February 16, 2007 (incorporated herein by reference to Exhibit 10.37 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.44	Fifteenth Amendment to the IMA, dated March 2, 2007 (incorporated herein by reference to Exhibit 10.38 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.45	Sixteenth Amendment to the IMA, dated September 24, 2007 (incorporated herein by reference to Exhibit 10.39 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.46	Seventeenth Amendment to the IMA, dated February 29, 2008 (incorporated herein by reference to Exhibit 10.40 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.47	Eighteenth Amendment to the IMA, dated March 31, 2008 (incorporated herein by reference to Exhibit 10.41 to the Registrant’s Amendment No. 1 to Form 10 dated September 16, 2009).

10.48	Nineteenth Amendment to the IMA, dated April 30, 2008 (incorporated herein by reference to Exhibit 10.42 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.49	Twentieth Amendment to the IMA, dated October 1, 2008 (incorporated herein by reference to Exhibit 10.43 to the Registrant’s Amendment No. 1 to Form 10 dated September 16, 2009).

10.50	Twenty-First Amendment to the IMA, dated November 1, 2008 (incorporated herein by reference to Exhibit 10.44 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.51	Twenty-Second Amendment to the IMA, dated March 13, 2009 (incorporated herein by reference to Exhibit 10.45 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.52	Twenty-Third Amendment to the IMA, dated December 4, 2009 (incorporated herein by reference to Exhibit 10.70 to the Registrant’s Form 10-K dated March 2, 2010).*

10.53	Consent Letter related to the IMA, dated August 19, 2008 (incorporated herein by reference to Exhibit 10.46 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.54	Twenty-Fourth Amendment to IMA, dated January 29, 2010 and effective February 1, 2010 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form 10-Q dated April 28, 2010).*

10.55	Twenty-Fifth Amendment to IMA, dated February 26, 2010 and effective March 1, 2010 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Form 10-Q dated April 28, 2010).*

10.56	Twenty-Sixth Amendment to IMA, dated March 31, 2010 and effective April 1, 2010 (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 10-Q dated April 28, 2010).*

10.57	Twenty-Seventh Amendment to IMA, dated April 29, 2010 and effective May 1, 2010 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q dated August 4, 2010).*

AOL INC.

EXHIBIT INDEX

Exhibit Number	Description

10.58	Twenty-Eighth Amendment to IMA, dated June 1, 2010 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q dated August 4, 2010).*

10.59	Twenty-Ninth Amendment to IMA, dated July 30, 2010 and effective July 1, 2010 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q dated November 3, 2010).*

10.60	Thirtieth Amendment to IMA, dated September 1, 2010 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q/A dated May 27, 2011).*

10.61	Thirty-First Amendment to IMA, dated December 22, 2010 and effective December 15, 2010 (incorporated herein by reference to Exhibit 10.74 to the Registrant’s Form 10-K dated February 25, 2011).*

10.62	Thirty-Second Amendment to IMA, dated December 21, 2011 and effective December 1, 2011.*

10.63	Network Services Agreement between AOL LLC and MCI Communications Services, Inc., a subsidiary of Verizon Communications Inc., dated January 1, 2004 (the “Verizon NSA”) (incorporated herein by reference to Exhibit 10.47 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.64	Amendment No. 1 to the Verizon NSA, dated June 9, 2004 (incorporated herein by reference to Exhibit 10.48 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.65	Amendment No. 2 to the Verizon NSA, dated February 1, 2005 (incorporated herein by reference to Exhibit 10.49 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.66	Amendment No. 3 to the Verizon NSA, dated July 1, 2006 (incorporated herein by reference to Exhibit 10.50 to the Registrant’s Amendment No. 4 to Form 10 dated November 12, 2009).*

10.67	Amendment No. 4 to the Verizon NSA, dated April 10, 2007 (incorporated herein by reference to Exhibit 10.51 to the Registrant’s Amendment No. 3 to Form 10 dated November 6, 2009).*

10.68	Amendment No. 5 to the Verizon NSA, dated January 1, 2008 (incorporated herein by reference to Exhibit 10.52 to the Registrant’s Amendment No. 4 to Form 10 dated November 12, 2009).*

10.69	Amendment No. 6 to the Verizon NSA, dated November 1, 2009 (incorporated herein by reference to Exhibit 10.95 to the Registrant’s Amendment No. 4 to Form 10 dated November 12, 2009).*

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.†

AOL INC.

EXHIBIT INDEX

Exhibit Number	Description

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (ii) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Equity for the years ended December 31, 2011, 2010 and 2009 and (v) Notes to Consolidated Financial Statements. ††

*	Portions of this agreement have been omitted pursuant to a request for confidential treatment.

**	Management contract or compensatory plan or arrangement.

†	This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.