Form 10-Q
period 2012-03-31
AOL Inc.
filed 2012-05-09
CIK 1468516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 4, 2012, the number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding was 93,510,354.

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

Various factors could adversely affect our operations, business or financial results in the future and cause our actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 (“Annual Report”). In addition, we operate a web services company in a highly competitive, rapidly changing and consumer- and technology-driven industry. This industry is affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. Our actual results could differ materially from management’s expectations because of changes in such factors.

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

In addition, matters relating to the sale of our patents and their related patent applications to Microsoft Corporation (“Microsoft”) are subject to uncertainty and changes in circumstances, including, but not limited to the approval of the transaction by antitrust authorities and the satisfaction of the other closing conditions to the transaction as well as to factors that could affect the manner, timing and amount of the return of any of the sale proceeds to AOL shareholders including the need for AOL to retain cash for its business or to satisfy liabilities.

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

•	Results of operations. This section provides an analysis of our results of operations for the three months ended March 31, 2012 and 2011.

•

Liquidity and capital resources. This section provides a discussion of our current financial condition and an analysis of our cash flows for the three months ended March 31, 2012 and 2011. This section also provides an update to the discussion in our Annual Report of our customer credit risk and includes a discussion of the amount of financial capacity available to fund our future commitments and ongoing operating activities.

•

Critical accounting policies. This section identifies those accounting policies that are considered important to our results of operations and financial condition and require significant judgment and estimates on the part of management.

Overview

Our Business

We are a leading global web services company with a suite of compelling brands and offerings and a substantial worldwide audience. Our business spans online content, products and services that we offer to consumers, publishers and advertisers. We are focused on attracting and engaging internet consumers and providing valuable online advertising services. We market our offerings to advertisers on both AOL Properties and the Third Party Network under the brand “AOL Advertising.” Through the Advertising.com Group, we provide third party publishers with premium products and services intended to make their websites attractive to brand advertisers, such as video and custom content production, in addition to offering ad serving and sales of third party advertising inventory. Our AOL-brand access subscription service, which we offer consumers in the United States for a monthly fee, is a valuable distribution channel for AOL Properties.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

AOL Properties include our owned and operated content, products and services in the Huffington Post Media Group (“HPMG”), AOL Services and Local and Mapping strategy areas. AOL Properties also include co-branded websites owned or operated by third parties for which certain criteria have been met, including that the internet traffic has been assigned to us. We generate advertising revenues from AOL Properties through the sale of display advertising and search and contextual advertising. Display advertising revenue is generated by the display of graphical advertisements and other performance-based advertising. We offer advertisers marketing and promotional opportunities to purchase specific placements of advertising directly on AOL Properties (i.e., in particular locations and on specific dates). In addition, we offer advertisers the opportunity to bid on unreserved advertising inventory on AOL Properties utilizing our proprietary scheduling, optimization and delivery technology. We collectively refer to revenue associated with these offerings as premium display advertising revenue. Finally, advertising inventory on AOL Properties not sold directly to advertisers, as described above, may be included for sale to advertisers with inventory purchased from third-party publishers in the Third Party Network. Search and contextual advertising revenue is generated when a consumer clicks on a text-based advertisement on AOL Properties. These text-based advertisements are either generated from a consumer-initiated search query or placed on sites targeted by advertisers based on the content of the websites.

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

Growth of our advertising revenues depends on our ability to attract consumers and increase engagement on AOL Properties by offering compelling content, products and services, as well as on our ability to provide effective advertising solutions and optimize our inventory monetization. In order to attract consumers and generate increased engagement, we have developed and acquired, and intend to continue to develop and potentially acquire, content, products and services designed to meet these goals. These actions include the development and acquisition of a number of platforms that are designed to facilitate the production, aggregation, distribution and consumption of national and local content. Additionally, through the creation of the HPMG, we have accelerated our strategy to deliver a scaled and differentiated array of premium news, analysis, commentary, entertainment and community engagement.

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

Visibility into advertising revenue is limited due to the fact that many advertising agreements are executed during the quarter that advertising is displayed. During the second quarter of 2012, we expect that our total revenues will continue to decline as compared to the same period in 2011. We expect the overall decline to be driven by declines in subscription revenue and search and contextual advertising revenue, primarily due to the decline in our domestic AOL-brand access subscribers, partially offset by growth in Third Party Network revenue. We expect the rate of decline in both subscription revenue and search and contextual advertising revenue to be lower than the rate of decline in the second quarter of 2011.

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

•

We believe that there is a significant strategic growth opportunity in providing local content, platforms and services covering geographic locations ranging from neighborhoods to major metropolitan areas. Patch is our community-specific news and information platform dedicated to providing comprehensive and trusted local coverage for individual towns and communities. We have been focusing on and continue to focus on developing and offering compelling local content and growing user engagement within Patch towns. We have increased our focus on local advertising and commerce opportunities as we continue the next phase of our development of Patch.

•

The method of internet access continues to shift away from dial-up access. This trend, along with the free availability of the vast majority of our content, products and services, has contributed to, and we expect it will continue to contribute to, the decline in the number of our current access subscribers. As a result of these factors, we expect subscription revenues to continue to decline in the future but at lesser rates of decline than we have historically experienced. We continue to expand our offerings of online products and services to our subscribers and other consumers. We have evolved our subscription offerings to provide significant value in addition to access, such as computer tools, maintenance and warranty services, online technical support, anti-virus software, identity theft protection, online and social media privacy and reputation monitoring services. We expect that these products will allow us to continue to grow new subscription services and expand our customer base beyond existing subscribers. As the number of access subscribers has declined, our remaining subscriber base has become longer tenured. We believe that subscriber churn will continue to moderate in the foreseeable future as our tenured base matures and the value of the additional products and services offered to subscribers increases.

•

We have made progress towards achieving our strategy through targeted acquisitions and opportunistic dispositions. As a result of our 2010 and 2011 acquisitions, we are increasing our traffic on premium

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

news, analysis, commentary, entertainment and community engagement through HPMG. We are also increasing video streams and reach through video platforms and networks offered by 5 Minutes Ltd. (“5Min”) and goviral ApS (“goviral”) and improving premium format advertising offerings through Pictela, Inc.

Recent Developments

Ad.com Japan

On February 9, 2012, we entered into a share purchase agreement with Mitsui & Company Ltd. (“Mitsui”) to purchase an additional 3% interest in a joint venture between Mitsui and AOL (“Ad.com Japan”) for approximately $1.2 million. Ad.com Japan, which operates a display advertising network business in Japan, was formed in 2006. Prior to the execution of the share purchase agreement, AOL and Mitsui each owned a 50% interest in Ad.com Japan, and we accounted for our 50% interest using the equity method of accounting. As part of the share purchase agreement, we obtained control of the board and the day-to-day operations of Ad.com Japan. Therefore, we have accounted for the incremental 3% share purchase as a business combination achieved in stages (“step acquisition”) and consolidated Ad.com Japan beginning on February 9, 2012 (“the closing date”).

Under the accounting guidance for step acquisitions, we are required to record all assets acquired, liabilities assumed and Mitsui’s non-controlling interests at fair value, and recognize the entire goodwill of the acquired business. As Mitsui has a right to put its interest to AOL in the future, the noncontrolling interest is presented as redeemable noncontrolling interest outside permanent equity in our consolidated balance sheet. As of March 31, 2012, the undiscounted redemption value of the put option held by Mitsui was calculated to be approximately $11.7 million, which is below the $13.7 million carrying value of Mitsui’s interest in Ad.com Japan. The step acquisition guidelines also require that we remeasure our preexisting investment at fair value, and recognize any gains or losses from the remeasurement. As a result of this step acquisition, we recorded a noncash gain of approximately $10.8 million in the first quarter of 2012 within other income (loss), net. For additional information on the consolidation of Mitsui, see “Note 4” in our accompanying consolidated financial statements.

Patent Portfolio Sale

On April 5, 2012, we entered into a definitive agreement (the “Purchase Agreement”) to sell approximately 800 of our patents and their related patent applications (the “Patent Portfolio”) to Microsoft, a Washington corporation, and to grant Microsoft a non-exclusive license to our retained patent portfolio, for aggregate proceeds of approximately $1.1 billion in cash (excluding transaction costs). Of this amount, $960 million is associated with the sale of the Patent Portfolio and $96 million is associated with non-exclusive license fees. The transaction is structured as a purchase of all of the outstanding shares of a wholly owned non-operating subsidiary and the direct acquisition of those patents in the Patent Portfolio not held by the subsidiary.

The Purchase Agreement may be terminated by mutual written consent, by either party (i) if a non-appealable statute, rule, regulation, order or decree prevents the transaction; (ii) if all of the closing conditions of the other party have been satisfied but the other party fails to consummate the sale within two business days, or (iii) if the closing shall not have occurred within six months of signing, provided that such date may be extended by either party by 180 days. If Microsoft elects to utilize the 180 day extension, a per day fee will apply. Microsoft would be required to pay us a termination fee of $211.2 million if the transaction is terminated pursuant to its terms for any of the above reasons other than by mutual written consent, if our failure to perform a covenant is the cause of the termination or if the conditions to the agreement are met and we fail to close the transaction within two business days.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Based on utilization of tax losses generated by the sale of the non-operating subsidiary and existing deferred tax assets, we do not expect the $1.1 billion proceeds to result in material cash taxes. For additional information on this transaction, see “Note 4” in our accompanying consolidated financial statements.

Stock Repurchase Program

On August 10, 2011, our Board of Directors approved a stock repurchase program, which authorizes us to repurchase up to $250 million of our outstanding shares of common stock from time to time through August 2012. Repurchases are subject to market conditions, share price and other factors. Repurchases have been and will be made in accordance with applicable securities laws in the open market or in private transactions and may include derivative transactions. As of May 9, 2012, we repurchased a total of 14.8 million shares at a weighted-average price of $14.11 per share (approximately $209 million) under this program.

Key Metrics

Audience Metrics

We utilize unique visitor numbers to evaluate the performance of AOL Properties. In addition, we utilize unique visitor numbers to evaluate the reach of our total advertising network, which includes both AOL Properties and the Third Party Network. Unique visitor numbers provide an indication of our consumer reach. Although our consumer reach does not correlate directly to advertising revenue, we believe that our ability to broadly reach diverse demographic and geographic audiences is attractive to brand advertisers seeking to promote their brands to a variety of consumers without having to partner with multiple content providers. AOL’s unique visitor numbers also include unique visitors attributable to co-branded websites owned by third parties for which certain criteria have been met, including that the internet traffic has been assigned to us through a traffic assignment letter. For the three months ended March 31, 2012, approximately 5.3% of our unique visitors to AOL Properties were attributable to co-branded websites owned by third parties where the internet traffic was assigned to us.

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

The following table presents our unique visitor metrics for the periods presented (in millions):

	Three Months Ended March 31,
	2012	2011
Domestic average monthly unique visitors to AOL Properties	108	112
Domestic average monthly unique visitors to AOL Advertising Network	186	179

Subscriber Access Metrics

The primary metrics we monitor for our subscription access service are monthly average churn and average paid tenure. Monthly average churn represents on average the percentage of AOL-brand access subscribers that terminate or cancel our services each month, factoring in new and reactivated subscribers. The domestic

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

AOL-brand access subscriber monthly average churn was 2.0% and 2.5% for the three months ended March 31, 2012 and 2011, respectively. Average paid tenure represents the average period of time subscribers have paid for domestic AOL-brand internet access. The average paid tenure of the remaining domestic AOL-brand access subscribers has been increasing, and was approximately 11.5 years and 10.3 years for the three months ended March 31, 2012 and 2011, respectively.

Results of Operations

Revenues

The following table presents our revenues, by revenue type, for the periods presented (in millions):

	Three Months Ended March 31,
	2012	2011	% Change
Revenues:
Advertising	$330.1	$313.7	5%
Subscription	182.1	215.4	(15)%
Other	17.2	22.3	(23)%

Total revenues	$529.4	$551.4	(4)%

The following table presents our revenues, by revenue type, as a percentage of total revenues for the periods presented:

	Three Months Ended March 31,
	2012	2011
Revenues:
Advertising	62%	57%
Subscription	34	39
Other	4	4

Total revenues	100%	100%

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

Advertising revenues on AOL Properties and the Third Party Network for the three months ended March 31, 2012 and 2011 are as follows (in millions):

	Three Months Ended March 31,
	2012	2011	% Change
AOL Properties:
Display	$130.3	$128.5	1%
Search and Contextual	89.6	95.8	(6)%

Total AOL Properties	219.9	224.3	(2)%
Third Party Network	110.2	89.4	23%

Total advertising revenues	$330.1	$313.7	5%

Advertising revenues increased $16.4 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, reflecting an increase in Third Party Network revenue and global display revenue, partially offset by declines in search and contextual revenue. The increase in Third Party Network revenue of $20.8 million relates primarily to an increase in advertisers and publishers, and increased sales of premium packages and products. In addition, Third Party Network revenue increased by $6.4 million as a result of the consolidation of Ad.com Japan beginning in the first quarter of 2012 and an additional month of goviral revenue, which was acquired on January 31, 2011. The increase in display revenue of $1.8 million primarily relates to growth in reserved inventory pricing, Patch revenue and international revenue, primarily in the UK, partially offset by a decline in reserved impressions sold. Domestic search and contextual revenue declined $4.2 million primarily related to fewer domestic queries, due to a 14% year-over-year decrease in domestic AOL-brand access subscribers and from cobranded portals. International search and contextual revenue declines of $2.0 million were due to fewer queries primarily in the United Kingdom. These declines in search and contextual revenue include offsetting impacts related to growth in search revenue on AOL.com of $6.3 million.

Revenues Associated with Google

For all periods presented in this Quarterly Report, we have had a contractual relationship with Google Inc. (“Google”) whereby we generate revenues through paid text-based search and contextual advertising on AOL Properties provided by Google, which represent a significant percentage of the advertising revenues generated by AOL Properties. For the three months ended March 31, 2012 and 2011, the revenues associated with the Google relationship (substantially all of which were search and contextual revenues generated on AOL Properties) were $84.5 million and $88.2 million, respectively.

Subscription Revenues

The number of domestic AOL-brand access subscribers was 3.1 million and 3.6 million at March 31, 2012 and 2011, respectively. Domestic average monthly revenue per AOL-brand access subscriber (“ARPU”) was $17.88 and $17.96 for the three months ended March 31, 2012 and 2011, respectively. We include in our subscriber numbers individuals, households and entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL access service. Individuals who have

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

registered for our free offerings, including subscribers who have migrated from paid subscription plans, are not included in the AOL-brand access subscriber numbers presented above. Subscribers to our subscription access service contribute to our ability to generate advertising revenues.

Subscription revenues declined 15% for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The decline was due to an approximate 14% decrease in the number of domestic AOL-brand access subscribers between March 31, 2011 and March 31, 2012. Subscription revenue for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 also includes a favorable impact related to the simplified pricing structure initiated in late 2011.

Other Revenues

Other revenues consist primarily of licensing revenues from licensing our proprietary ad serving technology to third parties through our subsidiary, ADTECH, licensing revenues from third-party customers of MapQuest’s business-to-business services and fees associated with our mobile e-mail and instant messaging functionality from mobile carriers. In addition, other revenue also includes revenue from ticket sales related to technology events hosted by TechCrunch and production fees for videos produced by StudioNow.

Other revenues decreased 23% for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, due primarily to a decrease in revenues from our mobile messaging services as mobile carriers continue to move away from paying on a per message basis, a decline in third party web hosting revenues and a decrease in transition services revenue. These declines were partially offset by an increase in StudioNow revenues and ADTECH licensing revenues.

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

Operating Costs and Expenses

The following table presents our operating costs and expenses for the periods presented (in millions):

	Three Months Ended March 31,
	2012	2011	% Change
Costs of revenues	$384.6	$388.9	(1)%
General and administrative	96.2	120.7	(20)%
Amortization of intangible assets	9.8	24.2	(60)%
Restructuring costs	7.4	27.8	(73)%
Loss on disposal of consolidated business	-	1.6	(100)%

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following table represents our operating costs and expenses as a percentage of revenues for the periods presented:

	Three Months Ended March 31,
	2012	2011
Operating costs and expenses:
Costs of revenues	73%	71%
General and administrative	18	22
Amortization of intangible assets	2	4
Restructuring costs	1	5

Total operating costs and expenses	94%	102%

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

Costs of revenues for the three months ended March 31, 2012 and 2011 are as follows (in millions):

	Three Months Ended March 31,
	2012	2011	% Change from 2011 to 2012
Costs of revenues:
Personnel costs	$162.1	$158.5	2%
Facilities costs	14.0	12.9	9%
TAC	80.8	71.4	13%
Network-related costs	40.8	48.4	(16)%
Non-network depreciation and amortization	16.4	18.6	(12)%
Other costs of revenues	70.5	79.1	(11)%

Total costs of revenues	$384.6	$388.9	(1)%

Costs of revenues decreased for the three months ended March 31, 2012 as compared to the same period in 2011.

The increase in personnel and facilities costs for the three months ended March 31, 2012 as compared to the same period in 2011 is primarily due to 2011 headcount increases related to our 2011 acquisitions and Patch. The additional headcount drove an increase of $11.5 million. This increase was partially offset by a decrease in headcount in non-strategic areas.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

TAC increased for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, primarily due to the increase in Third Party Network advertising revenues, which resulted in higher variable revenue share payments to our publishing partners (including a $4.2 million increase in TAC as a result of our consolidation of Ad.com Japan).

The decrease in network-related costs is primarily due to efforts to align our cost with our strategy, including the decommissioning of certain network equipment, and to a lesser extent, the decline in the number of domestic AOL-brand access subscribers.

Other costs of revenues decreased for the three months ended March 31, 2012 as compared to the same period in 2011 due to declines in internal content development costs of $13.1 million and billing expenses of $1.4 million due to the decline in AOL brand-access subscribers, partially offset by increased costs of $2.0 million relating to the launch of paid services products, increased sales and use tax reserves of $2.0 million and an increase in ad serving expense of $2.0 million.

General and Administrative

General and administrative expenses decreased $24.5 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The decrease was due to a decline in personnel costs of $14.1 million including the impact of reduced corporate headcount and reduced stock compensation expense resulting from vesting of certain stock awards in December 2011, a decline in consulting costs of $5.5 million and a decline in legal costs of $1.2 million.

We expect operating expenses in the second quarter of 2012 to be higher than the first quarter of 2012 due to costs related to the 2012 proxy contest.

Amortization of Intangible Assets

Amortization of intangible assets results primarily from acquired intangible assets including acquired technology, customer relationships and trade names. Amortization of intangible assets decreased $14.4 million for the three months ended March 31, 2012 as compared to the same period in 2011, primarily related to the $19.6 million impact of certain intangible assets being fully amortized in 2011, partially offset by an increase of $5.0 million resulting from our 2011 and 2012 acquisitions.

Restructuring Costs

For the three months ended March 31, 2012, we incurred $7.4 million in restructuring costs related to organizational changes made in an effort to improve our ability to execute our strategy. These restructuring costs were primarily related to involuntary terminations of employees.

We incurred $27.8 million of restructuring costs for the three months ended March 31, 2011 related to our restructuring activities to better align our organizational structure and costs with our strategy. This amount includes costs incurred as a result of our acquisition of The Huffington Post and costs incurred as a result of the reassessment of our operations in India. The majority of the costs incurred related to involuntary employee terminations.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Operating Income (Loss)

Operating income was $31.4 million for the three months ended March 31, 2012 as compared to operating loss of $11.8 million for the three months ended March 31, 2011. This change from operating loss to operating income was primarily due to the declines in general and administrative costs, amortization of intangible assets and restructuring costs, partially offset by the decline in revenues.

Other Income Statement Amounts

The following table presents our other income statement amounts for the periods presented (in millions):

	Three Months Ended March 31,
	2012	2011	% Change
Other income (loss), net	$8.4	$0.6	NM
Income tax provision (benefit)	18.8	(15.9)	NM

Other Income (Loss), Net

Other income (loss), net was $8.4 million for the three months ended March 31, 2012 as compared to other income (loss), net of $0.6 million for the three months ended March 31, 2011. This increase was due primarily to the $10.8 million gain related to the consolidation of Ad.com Japan, partially offset by unfavorable foreign currency impacts of $3.5 million.

Income Tax Provision (Benefit)

We recorded income from operations before income taxes of $39.8 million and related income tax expense of $18.8 million, which resulted in an effective tax rate of 47.2% for the three months ended March 31, 2012, as compared to an effective tax rate of 142.0% for the three months ended March 31, 2011. Our effective tax rate for the three months ended March 31, 2012 differed from the statutory U.S. federal income tax rate of 35.0% primarily due to foreign losses that did not produce a tax benefit and due to a change in state tax rates. Our effective tax rate for three months ended March 31, 2011 differed from the statutory U.S. federal income tax rate of 35.0% primarily due to $7.1 million of income tax benefit associated with a worthless stock deduction related to the sale of a subsidiary in the first quarter of 2011 and favorable adjustments of $8.2 million related to escrow disbursements from prior acquisitions for which we concluded we will be able to recognize a tax benefit.

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

The following table presents our reconciliation of Adjusted OIBDA to operating income (loss) (in millions):

	Three Months Ended March 31,
	2012	2011	% Change
Operating income (loss)	$31.4	$(11.8)	NM
Add: Depreciation	36.1	44.4	(19)%
Add: Amortization of intangible assets	9.8	24.2	(60)%
Add: Restructuring costs	7.4	27.8	(73)%
Add: Equity-based compensation	8.6	10.4	(17)%
Add: Asset impairments and write-offs	0.9	1.5	(40)%
Add: Losses/(gains) on disposal of consolidated businesses, net	-	1.6	(100)%
Add: Losses/(gains) on other asset sales	(0.4)	1.0	NM

Adjusted OIBDA	$93.8	$99.1	(5)%

Adjusted OIBDA declined for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 due to the declines in revenues, partially offset by the declines in general and administrative costs discussed above.

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

At March 31, 2012, our cash and equivalents totaled $361.9 million, as compared to $407.5 million at December 31, 2011. The decline in cash and equivalents was primarily due to employee bonus payments in January 2012 and the cash paid for the repurchase of our common stock in the first quarter of 2012, partially offset by cash provided by the remainder of our operating activities in the first quarter of 2012. Approximately 27% of our cash and equivalents as of March 31, 2012 is held internationally and is intended to be utilized to fund our foreign operations. Cash held internationally would have to be repatriated in order to be used to fund our domestic operations. If we were to repatriate funds, we would incur additional tax liabilities.

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

Operating Activities

The following table presents cash provided by operating activities for the periods presented (in millions):

	Three Months Ended March 31,
	2012	2011
Net income	$21.0	$4.7
Adjustments for non-cash and non-operating items:
Depreciation and amortization	45.9	68.6
Asset impairments and write-offs	0.9	1.5
(Gain) loss on investments and sale of consolidated businesses, net	(10.8)	3.0
Equity-based compensation	8.6	10.4
Deferred income taxes	8.6	(15.6)
All other, net, including working capital changes	(54.3)	(68.6)

Cash provided by operating activities	$19.9	$4.0

Cash provided by operating activities increased $15.9 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Our operating income was $31.4 million for the three

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

months ended March 31, 2012, an increase of $43.2 million as compared to the three months ended March 31, 2011, which was the primary driver for the increase in cash provided by operating activities. This increase was offset by incentive compensation payments of $20.9 million made in the first quarter of 2012 related to prior year acquisitions.

Investing Activities

The following table presents cash used by investing activities for the periods presented (in millions):

	Three Months Ended March 31,
	2012	2011
Investments and acquisitions, net of cash acquired	$4.3	$(369.7)
Capital expenditures and product development costs	(15.0)	(34.2)
Other investment proceeds	0.3	0.2

Cash used by investing activities	$(10.4)	$(403.7)

Cash used by investing activities was $10.4 million for the three months ended March 31, 2012, as compared to $403.7 million for the three months ended March 31, 2011. The decrease in cash used by investing activities was principally due to the acquisitions of The Huffington Post and goviral during the three months ended March 31, 2011 and a decrease in capital expenditures and product development costs. In addition, investments and acquisitions, net of cash acquired, for the three months ended March 31, 2012 includes $6.9 million of cash acquired from the step acquisition of Ad.com Japan (net of $1.2 million cash paid for the additional 3% interest).

Financing Activities

The following table presents cash used by financing activities for the periods presented (in millions):

	Three Months Ended March 31,
	2012	2011
Repurchase of common stock	$(35.8)	$-
Principal payments on capital leases	(14.4)	(11.3)
Tax withholdings related to net share settlements of restricted stock units	(5.4)	(0.2)
Decrease (increase) in cash collateral securing letters of credit	0.2	(12.2)
Other financing activities	0.3	0.1

Cash used by financing activities	$(55.1)	$(23.6)

Cash used by financing activities was $55.1 million for the three months ended March 31, 2012, compared to $23.6 million for the three months ended March 31, 2011. The cash used by financing activities for the three months ended March 31, 2012 includes $35.8 million related to the repurchase of our common stock. See “Note 6” in our accompanying consolidated financial statements for further discussion of our stock repurchase program. Included in the cash used by financing activities for the three months ended March 31, 2011 was $12.2 million of cash collateral posted to secure letters of credit related to certain of our lease agreements. Previously, our letters of credit were guaranteed by Time Warner.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Free Cash Flow

We use Free Cash Flow as a supplemental measure of our performance. We define Free Cash Flow as cash provided by operating activities, less capital expenditures, product development costs and principal payments on capital leases. We consider Free Cash Flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after capital expenditures, capitalized product development costs and principal payments on capital leases, can be used for strategic opportunities, including investing in our business, making strategic acquisitions and strengthening the balance sheet. Analysis of Free Cash Flow also facilitates management’s comparisons of our operating results to competitors’ operating results. A limitation on the use of this metric is that Free Cash Flow does not represent the total increase or decrease in cash for the period because it excludes certain non-operating cash flows.

Free Cash Flow is a non-GAAP financial measure and may be different than similarly-titled non-GAAP financial measures used by other companies. The presentation of this financial information is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

The following table presents our reconciliation of Free Cash Flow to cash provided by operating activities

(in millions):

	Three Months Ended March 31,
	2012	2011
Cash provided by operating activities	$19.9	$4.0
Less: Capital expenditures and product development costs	15.0	34.2
Less: Principal payments on capital leases	14.4	11.3

Free Cash Flow	$(9.5)	$(41.5)

Free Cash Flow increased for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This increase is due to the increase in cash provided by operating activities, discussed in “Summary Cash Flow Information—Operating Activities” above and due to reduced capital expenditures and product development costs. While we expect to generate significant positive free cash flows for the full year of 2012 as well as for the foreseeable future, free cash flow was negative for the three months ended March 31, 2012 and 2011 due primarily to annual employee bonus payments made in each of those quarters.

Customer Credit Risk

Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed-upon contractual payment obligations. Credit risk originates from sales of advertising and subscription access service and is dispersed among many different counterparties. No single customer had a receivable balance at March 31, 2012 greater than 10% of total net receivables.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP, which require management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Management considers an accounting policy to be critical if it is important to our financial condition and results of operations and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by our management. Due to the significant judgment involved in selecting certain of the assumptions used in these areas, it is possible that different parties could choose different assumptions and reach different conclusions. We consider the policies related to the following matters to be critical accounting policies: (a) gross versus net revenue recognition; (b) impairment of goodwill; and (c) income taxes.

For additional information about our critical accounting policies and our significant accounting policies, see “Item 7—MD&A—Critical Accounting Policies” and “Note 1” to our audited consolidated financial statements in our Annual Report. There have been no significant changes to our critical accounting policies disclosed in our Annual Report for the year ended December 31, 2011.

AOL INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2011.

AOL INC.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information we are required to disclose in our financial reports is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to senior management, as appropriate, to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012, at a reasonable assurance level.

Changes to Internal Control Over Financial Reporting

We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; In millions, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues:
Advertising	$330.1	$313.7
Subscription	182.1	215.4
Other	17.2	22.3

Total revenues	529.4	551.4
Costs of revenues	384.6	388.9
General and administrative	96.2	120.7
Amortization of intangible assets	9.8	24.2
Restructuring costs	7.4	27.8
Loss on disposal of consolidated business	-	1.6

Operating income (loss)	31.4	(11.8)
Other income (loss), net	8.4	0.6

Income (loss) from operations before income taxes	39.8	(11.2)
Income tax provision (benefit)	18.8	(15.9)

Net income	$21.0	$4.7
Net (income) loss attributable to noncontrolling interests	0.1	-

Net income attributable to AOL Inc.	$21.1	$4.7

Per share information attributable to AOL Inc. common stockholders:
Basic net income per common share	$0.22	$0.04

Diluted net income per common share	$0.22	$0.04

Shares used in computing basic income per common share	94.4	106.9

Shares used in computing diluted income per common share	95.0	107.9

Comprehensive income attributable to AOL Inc.:
Comprehensive income	$20.1	$12.0
Comprehensive (income) loss attributable to noncontrolling interests	0.8	-

Comprehensive income attributable to AOL Inc.	$20.9	$12.0

See accompanying notes.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and equivalents	$361.9	$407.5
Accounts receivable, net of allowances of $7.8 and $8.3, respectively	288.8	311.5
Prepaid expenses and other current assets	34.8	36.9
Deferred income taxes	93.3	53.7

Total current assets	778.8	809.6
Property and equipment, net	499.0	505.2
Goodwill	1,073.6	1,064.0
Intangible assets, net	143.5	135.2
Long-term deferred income taxes	211.3	259.2
Other long-term assets	51.1	51.8

Total assets	$2,757.3	$2,825.0

Liabilities and Equity
Current liabilities:
Accounts payable	$70.7	$74.9
Accrued compensation and benefits	74.6	152.8
Accrued expenses and other current liabilities	164.4	171.6
Deferred revenue	74.2	70.9
Current portion of obligations under capital leases	44.1	44.6

Total current liabilities	428.0	514.8
Long-term portion of obligations under capital leases	63.8	66.2
Long-term deferred income taxes	10.2	3.5
Other long-term liabilities	75.4	67.9

Total liabilities	577.4	652.4

Commitments and contingencies (see Note 9)

Redeemable noncontrolling interest (see Note 1)	13.7	-

Stockholders’ equity:
Common stock, $0.01 par value, 107.9 million shares issued and 93.1 million shares outstanding as of March 31, 2012 and 107.0 million shares issued and 94.3 million shares outstanding as of December 31, 2011	1.1	1.1
Additional paid-in capital	3,430.9	3,422.4
Accumulated other comprehensive loss, net	(287.7)	(287.5)
Accumulated deficit	(768.7)	(789.8)
Treasury stock, at cost, 14.8 million shares at March 31, 2012 and 12.7 million shares at December 31, 2011	(209.4)	(173.6)

Total stockholders’ equity	2,166.2	2,172.6

Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$2,757.3	$2,825.0

See accompanying notes.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; In millions)

	Three Months Ended March 31,
	2012	2011
Operating Activities
Net income	$21.0	$4.7
Adjustments for non-cash and non-operating items:
Depreciation and amortization	45.9	68.6
Asset impairments and write-offs	0.9	1.5
(Gain) loss on investments and sale of consolidated businesses, net	(10.8)	3.0
Equity-based compensation	8.6	10.4
Other non-cash adjustments	-	3.2
Deferred income taxes	8.6	(15.6)
Changes in operating assets and liabilities, net of acquisitions	(54.3)	(71.8)

Cash provided by operating activities	19.9	4.0

Investing Activities
Investments and acquisitions, net of cash acquired	4.3	(369.7)
Capital expenditures and product development costs	(15.0)	(34.2)
Other investment proceeds	0.3	0.2

Cash used by investing activities	(10.4)	(403.7)

Financing Activities
Repurchase of common stock	(35.8)	-
Principal payments on capital leases	(14.4)	(11.3)
Tax withholdings related to net share settlements of restricted stock units	(5.4)	(0.2)
Decrease (increase) in cash collateral securing letters of credit	0.2	(12.2)
Other financing activities	0.3	0.1

Cash used by financing activities	(55.1)	(23.6)
Effect of exchange rate changes on cash and equivalents	-	3.3
Decrease in cash and equivalents	(45.6)	(420.0)
Cash and equivalents at beginning of period	407.5	801.8

Cash and equivalents at end of period	$361.9	$381.8

Supplemental disclosures of cash flow information
Cash paid for interest	$1.5	$1.5

Cash paid for income taxes	$2.5	$4.1

See accompanying notes.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited; In millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock, at Cost	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2010	106.7	$1.1	$3,376.6	$(287.9)	$(802.9)	$-	$2,286.9
Net income attributable to AOL Inc.	-	-	-	-	4.7	-	4.7
Foreign currency translation adjustments	-	-	-	7.3	-	-	7.3

Comprehensive income	-	-	-	7.3	4.7	-	12.0
Amounts related to equity-based compensation, net of tax withholdings (See Note 6)	-	-	18.0	-	-	-	18.0
Issuance of common stock	0.2	-	0.1	-	-	-	0.1

Balance at March 31, 2011	106.9	$1.1	$3,394.7	$(280.6)	$(798.2)	$-	$2,317.0

Balance at December 31, 2011	94.3	$1.1	$3,422.4	$(287.5)	$(789.8)	$(173.6)	$2,172.6
Net income attributable to AOL Inc.	-	-	-	-	21.1	-	21.1
Unrealized gain on equity method investments	-	-	-	0.1	-	-	0.1
Foreign currency translation adjustments	-	-	-	(0.3)	-	-	(0.3)

Comprehensive income (loss)	-	-	-	(0.2)	21.1	-	20.9
Amounts related to equity-based compensation, net of tax withholdings	-	-	8.2	-	-	-	8.2
Issuance of common stock	0.9	-	0.3	-	-	-	0.3
Repurchase of common stock	(2.1)	-	-	-	-	(35.8)	(35.8)

Balance at March 31, 2012	93.1	$1.1	$3,430.9	$(287.7)	$(768.7)	$(209.4)	$2,166.2

See accompanying notes.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

For a description of the business of AOL Inc. (“AOL” or the “Company”), see “Note 1” to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”).

Basis of Presentation

Basis of Consolidation

The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses and cash flows of AOL and all voting interest entities in which AOL has a controlling voting interest (“subsidiaries”) in accordance with the consolidation accounting guidance. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation. As of March 31, 2012, the Company did not have any consolidated variable interest entities.

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

Redeemable Noncontrolling Interest

The noncontrolling interest in a joint venture between Mitsui & Company Ltd. (“Mitsui”) and AOL (“Ad.com Japan”) is classified outside of permanent equity in the Company’s consolidated balance sheet for the three months ended March 31, 2012, due to a redemption right available to the noncontrolling interest holder in the future. The noncontrolling interest holder’s right to redeem its stock is exercisable any time between July 1 and July 30 of any year, commencing with July 1, 2014, at a price that is below the fair value of the noncontrolling interest as of March 31, 2012. Net income in the consolidated statement of comprehensive income for the three months ended March 31, 2012 reflects 100 percent of the results of Ad.com Japan as the company has a controlling interest in the entity. Net income is subsequently adjusted to remove the noncontrolling interest to arrive at net income attributable to AOL Inc.

Changes in Basis of Presentation

The Company has changed the classification of certain amounts within the accompanying consolidated statement of cash flows for the three months ended March 31, 2011. The revisions related to accrued liabilities and capital expenditures do not have a material impact on the consolidated statement of cash flows.

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

Information about Geographical Areas

Revenues in different geographical areas are as follows (in millions):

	Three Months Ended March 31, (a)
	2012	2011
United States	$476.4	$506.5

United Kingdom	24.2	23.0
Germany	9.0	8.2
Canada	7.3	8.4
Japan	6.9	0.2
Other international	5.6	5.1

Total international	53.0	44.9

Total	$529.4	$551.4

(a)	Revenues are attributed to countries based on the location of customers.

Recent Accounting Standards

Goodwill Impairment

In September 2011, new guidance was issued related to assessing goodwill impairment. Under the new guidance, a company is permitted to make a qualitative assessment of whether goodwill impairment exists before applying the two-step goodwill impairment test. If the conclusion from the qualitative assessment is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company would be required to conduct the current two-step goodwill impairment test. Otherwise, it would not need to apply the two-step test.

This new guidance became effective for the Company in January 2012. Given the proximity of the book value and fair value of the Company’s sole reporting unit as of the date of its 2011 annual goodwill impairment test, this guidance is not expected to result in a material change to the way the Company performs its analysis for goodwill.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—INCOME (LOSS) PER COMMON SHARE

Basic income per common share is calculated by dividing net income attributable to AOL Inc. common stockholders by the weighted average number of shares of common stock issued and outstanding during the reporting period. Diluted income per common share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The dilutive effect of outstanding equity-based compensation awards is reflected in diluted income per common share by application of the treasury stock method, only in periods in which such effect would have been dilutive for the period.

For the three months ended March 31, 2012, the Company had 9.0 million of weighted-average potentially dilutive common shares that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive for that period. For the three months ended March 31, 2011, the Company had 7.1 million of weighted-average potentially dilutive common shares that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive for that period.

The following table is a reconciliation of basic and diluted net income attributable to AOL Inc. common stockholders per common share (in millions, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Net income attributable to AOL Inc. common stockholders	$21.1	$4.7

Shares used in computing basic income per common share	94.4	106.9
Dilutive effect of equity-based awards	0.6	1.0

Shares used in computing diluted income per common share	95.0	107.9

Basic net income per common share	$0.22	$0.04

Diluted net income per common share	$0.22	$0.04

NOTE 3—GOODWILL

A summary of changes in the Company’s goodwill during the three months ended March 31, 2012 is as follows (in millions):

	Gross Goodwill	Impairments	Net Goodwill
December 31, 2011	$36,689.1	$(35,625.1)	$1,064.0
Acquisitions	10.9	-	10.9
Translation adjustments	(1.3)	-	(1.3)

March 31, 2012	$36,698.7	$(35,625.1)	$1,073.6

The increase in goodwill for the three months ended March 31, 2012 was due primarily to AOL’s purchase of an additional 3% interest in Ad.com Japan. See “Note 4” for additional information on this acquisition.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—BUSINESS ACQUISITIONS, DISPOSITIONS AND OTHER SIGNIFICANT TRANSACTIONS

Ad.com Japan

On February 9, 2012, AOL entered into a share-purchase agreement with Mitsui to purchase an additional 3% interest in Ad.com Japan for approximately $1.2 million. Ad.com Japan, which operates a display advertising network business in Japan, was formed in 2006. Prior to the execution of the share purchase agreement, AOL and Mitsui each owned 50% interest in Ad.com Japan, and AOL accounted for its 50% interest using the equity method of accounting. As part of this transaction, AOL obtained control of the board and of the day-to-day operations of Ad.com Japan. AOL has accounted for the incremental 3% share purchase as a business combination achieved in stages (“step acquisition”) and consolidated Ad.com Japan beginning on February 9, 2012 (“the closing date”).

Under the accounting guidance for step acquisitions, AOL is required to record all assets acquired, liabilities assumed, and Mitsui’s noncontrolling interests at fair value, and recognize the entire goodwill of the acquired business. The step acquisition guidelines also require that AOL remeasure its preexisting investment in Ad.com Japan at fair value, and recognize any gains or losses from such remeasurement. The fair value of AOL’s interest immediately before the closing date was $15.4 million which resulted in the Company recognizing a noncash gain of approximately $10.8 million within other income (loss), net on the consolidated statement of comprehensive income in the first quarter of 2012. The Company used a combination of the market based approach (guideline public company) and an income approach (discounted cash flow analysis), both of which represent level 3 fair value measurements, to measure both the fair value of AOL’s preexisting investment and the fair value of Mitsui’s noncontrolling interest. As Mitsui has a right to put its interest to AOL based on a pre-established and determinable price in the future, the noncontrolling interest is presented as redeemable noncontrolling interest outside permanent equity in the Company’s consolidated balance sheet. The noncontrolling interest holder’s right to redeem its stock is exercisable any time between July 1 and July 30 of any year, commencing with July 1, 2014. The amount payable from AOL to Mitsui if Mitsui were to exercise its redemption right is determined by taking the sum of ¥2,000,000,000 (approximately $26.0 million as of the closing date) plus any incremental cash over the $7.8 million cash balance at December 31, 2011, and multiplying that total by Mitsui’s percentage ownership of Ad.com Japan (47% at closing). The Company has elected to recognize changes in the redemption value as they occur; however, this has no impact on the carrying value of Mitsui’s interest in Ad.com Japan because it exceeds the current redemption value. As of March 31, 2012 the undiscounted redemption value of the put option held by Mitsui was calculated to be approximately $11.7 million, which is below the $13.7 million carrying value of Mitsui’s interest in Ad.com Japan.

AOL recorded $9.7 million of goodwill (which is not deductible for tax purposes) and $19.2 million of intangible assets associated with this acquisition. The intangible assets associated with this acquisition consist primarily of trade names to be amortized on a straight-line basis over a period of ten years and advertiser relationships to be amortized over a period of five years. The fair value of the significant identified intangible assets was estimated by using relief from royalty, cost savings and multi-period excess earnings valuation methodologies, which represent level 3 fair value measurements. Inputs used in the methodologies primarily included projected future cash flows, discounted at a rate commensurate with the risk involved.

Unaudited pro forma results of operations assuming this acquisition had taken place at the beginning of each period are not provided because the historical operating results of the acquired company were not significant and pro forma results would not be significantly different from reported results for the periods presented.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Patent Portfolio Sale

On April 5, 2012, AOL entered into a definitive agreement (the “Purchase Agreement”) to sell approximately 800 of the Company’s patents and their related patent applications (the “Patent Portfolio”) to Microsoft Corporation, a Washington corporation (“Microsoft”), and to grant Microsoft a non-exclusive license to the Company’s retained patent portfolio, for aggregate proceeds of approximately $1.1 billion in cash (excluding transaction costs). Of this amount, $960 million is associated with the sale of the Patent Portfolio and $96 million is associated with non-exclusive license fees. The transaction is structured as a purchase of all of the outstanding shares of a wholly owned non-operating subsidiary of the Company and the direct acquisition of those patents in the Patent Portfolio not held by the subsidiary.

At the closing of the transaction, the Company and Microsoft will enter into an Intellectual Property Matters Agreement which provides for (i) a non-exclusive license to the Company for the use of all of the transferred patents in the Patent Portfolio and (ii) mutual releases with respect to claims arising from patents held by the other party prior to the closing. Additionally, the Company will grant Microsoft a non-exclusive license under all the patents retained by the Company after the closing and Microsoft will grant the Company certain defensive termination rights related to those retained patents.

Consummation of the transaction is subject to certain conditions, including, among others, the expiration or termination of any applicable Hart-Scott-Rodino waiting period, the absence of any injunction, statute, rule, regulation, order or decree that prohibits or makes illegal the consummation of the sale, and the representations and warranties of the other party, without giving effect to any materiality qualifications therein, shall be true and correct in all material respects (unless made as of a specific date), except in the case of the Company where such failures to be true and correct have not had a material adverse effect.

The Purchase Agreement may be terminated by mutual written consent, by either party (i) if a non-appealable statute, rule, regulation, order or decree prevents the transaction; (ii) if all of the closing conditions of the other party have been satisfied but the other party fails to consummate the sale within two business days; or (iii) if the closing shall not have occurred within six months of signing, provided that such date may be extended by either party by 180 days. If Microsoft elects to utilize the 180 day extension, a per day fee will apply. Microsoft would be required to pay the Company a termination fee of $211.2 million if the transaction is terminated pursuant to its terms for any of the above reasons other than by mutual written consent, if the Company’s failure to perform a covenant is the cause of the termination or if the conditions to the agreement are met and the Company fails to close the transaction within two business days.

Based on utilization of tax losses generated by the sale of the non-operating subsidiary and existing deferred tax assets, the Company does not expect the $1.1 billion proceeds to result in material cash taxes.

NOTE 5—INCOME TAXES

The Company’s pre-tax income from operations of $39.8 million and related income tax expense of $18.8 million resulted in an effective tax rate of 47.2% for the three months ended March 31, 2012, as compared to an effective tax rate of 142.0% for the three months ended March 31, 2011. The effective tax rate for the three months ended March 31, 2012 differed from the statutory U.S. federal income tax rate of 35.0% primarily due to foreign losses that did not produce a tax benefit and due to a change in state tax rates. The effective tax rate for three months ended March 31, 2011 differed from the statutory U.S. federal income tax rate of 35.0% primarily due to $7.1 million of income tax benefit associated with a worthless stock deduction related to the sale of a subsidiary in the first quarter of 2011 and favorable adjustments of $8.2 million related to escrow disbursements from prior acquisitions for which the Company concluded it will be able to recognize a tax benefit.

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

As of March 31, 2012, 107,932,632 shares of common stock were issued and 93,105,844 shares of common stock were outstanding. No dividends were declared or paid for the three months ended March 31, 2012.

On August 10, 2011, the Company’s Board of Directors approved a stock repurchase program, which authorizes the Company to repurchase up to $250.0 million of its outstanding shares of common stock from time to time through August 2012. Repurchases are subject to market conditions, share price and other factors. Repurchases have been and will be made in accordance with applicable securities laws in the open market or in private transactions and may include derivative transactions, or pursuant to any trading plan adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. For the three months ended March 31, 2012, the Company repurchased 2.1 million shares at a weighted average price of $17.29 per share as part of this program. Total consideration paid for the repurchase of common stock was $35.8 million for the three months ended March 31, 2012. As of March 31, 2012, the Company repurchased a total of 14.8 million shares at a weighted average price of $14.11 per share as part of this program, for total consideration of $209.4 million. Shares repurchased under the program are recorded as treasury stock on the Company’s consolidated balance sheet. The repurchase program may be suspended or discontinued at any time. The shares repurchased during the three months ended March 31, 2012 were not the result of an accelerated share repurchase agreement and did not result in any derivative transactions. Management has not made a decision on whether shares purchased under this program will be retired or reissued.

During the three months ended March 31, 2011, the Company recorded $18.0 million of equity-based compensation that resulted in an increase in additional paid-in capital. Included in this amount was $10.4 million related to expense incurred under AOL’s equity-based compensation plan, $3.9 million related to the fair value of unvested Huffington Post Plan options held by The Huffington Post employees that were converted into AOL stock options and related to pre-combination service, as well as $4.0 million related to the accelerated vesting of stock options related to terminated employees.

NOTE 7—EQUITY-BASED COMPENSATION

Pursuant to the Company’s Amended and Restated 2010 Stock Incentive Plan (“2010 SIP”) stock options are granted to employees, advisors and non-employee directors of AOL with exercise prices equal to the quoted market value of the common stock at the date of grant. Generally, the stock options vest ratably over a three to four year vesting period and expire ten years from the date of grant. Certain stock option awards provide for accelerated vesting upon an election to retire after reaching a specified age and years of service, as well as certain additional circumstances for non-employee directors.

Also pursuant to the 2010 SIP, AOL may also grant shares of common stock or restricted stock units (“RSUs”) to its employees, advisors and non-employee directors, which generally vest ratably over a three to four year period from the date of grant. Holders of restricted stock and RSU awards are generally entitled to receive regular cash dividends or dividend equivalents, respectively, at the discretion of the Board of Directors, if paid by the Company during the period of time that the restricted stock or RSU awards are unvested.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Equity-Based Compensation Expense

Compensation expense recognized by AOL related to its equity-based compensation plans is as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Stock options	$4.2	$4.9
RSUs	4.4	5.5

Total equity-based compensation expense	$8.6	$10.4

Tax benefit recognized	$3.4	$4.1

As of March 31, 2012, the Company had 8.6 million stock options and 3.2 million RSUs outstanding to employees, advisors and non-employee directors. The weighted-average exercise price of the stock options and the weighted-average grant date fair value of the RSUs outstanding as of March 31, 2012 were $20.52 and $20.75, respectively.

As of March 31, 2012, total unrecognized compensation cost related to unvested AOL stock option awards was $35.1 million and is expected to be recognized over a weighted-average period of approximately 2.5 years. Total unrecognized compensation cost as of March 31, 2012 related to unvested RSUs was $52.5 million and is expected to be recognized over a weighted-average period of approximately 2.6 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation expense related to these awards will be different from the Company’s expectations.

AOL Stock Options

The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value AOL stock options at their grant date:

	Three Months Ended March 31,
	2012	2011
Expected volatility	39.9%	36.4%
Expected term to exercise from grant date	5.16 years	5.49 years
Risk-free rate	0.9%	2.5%
Expected dividend yield	0.0%	0.0%

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The assumptions above relate to AOL stock options granted during the period. The assumptions for 2011 do not include stock options that were converted in connection with the acquisition of The Huffington Post during the three months ended March 31, 2011.

NOTE 8—RESTRUCTURING COSTS

For the three months ended March 31, 2012, the Company incurred $7.4 million in restructuring costs related to organizational changes made in an effort to improve its ability to execute its strategy.

A summary of AOL’s restructuring activity for the three months ended March 31, 2012 is as follows (in millions):

	Employee Terminations	Other Exit Costs	Total
Liability at December 31, 2011	$5.6	$7.1	$12.7
Restructuring expense	7.3	0.1	7.4
Foreign currency translation and other adjustments	1.0	0.1	1.1
Cash paid	(4.6)	(1.9)	(6.5)

Liability at March 31, 2012	$9.3	$5.4	$14.7

At March 31, 2012, of the remaining liability of $14.7 million, $14.1 million was classified as a current liability within accrued expenses and other current liabilities, with the remaining $0.6 million classified within other long-term liabilities in the consolidated balance sheet. Amounts classified as long-term are expected to be paid through 2014.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Commitments

For a description of AOL’s commitments see “Note 10” to the Company’s audited consolidated financial statements included in the Annual Report.

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

There have been no material changes to the Company’s risk factors from those disclosed in Part I – Item 1A of our Annual Report for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of common shares repurchased by the Company under its stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, - January, 31, 2012	279,301	$14.99	279,301	$72,300,000
February 1, - February 29, 2012	-	-	-	$72,300,000
March 1, - March 31, 2012	1,788,200	$17.65	1,788,200	$40,800,000
Total	2,067,501	$17.29	2,067,501	$40,800,000

(a) On August 11, 2011 the Company announced that its Board of Directors approved a stock repurchase program effective August 10, 2011, which authorizes the Company to repurchase up to $250 million of its outstanding shares of common stock through August 2012. Repurchases have been and will be made in accordance with applicable securities laws in the open market or in private transactions and may include derivative transactions, or pursuant to any trading plan adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program may be suspended or discontinued at any time. The approximate dollar value of shares that may yet be repurchased under the program disclosed above excludes commissions and other fees paid in relation to repurchases through March 31, 2012.

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

AOL INC.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2012.

AOL INC.

By	/s/ ARTHUR MINSON
Name:	Arthur Minson
Title:	Executive Vice President and Chief Financial Officer

AOL INC.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Employment Agreement between AOL Inc. and Timothy M. Armstrong, dated March 28, 2012.*

10.2	Employment Agreement between AOL Inc. and John Reid-Dodick, dated December 1, 2011.*

10.3	Form of Performance Stock Option Agreement.*

10.4	Form of Performance Share Award Agreement.*

10.5	Form of Non-Qualified Stock Option Agreement (Version 3).*

10.6	Form of Notice of Grant of Performance Stock Option.*

10.7	Form of Notice of Grant of Performance Share Award (Revenue).*

10.8	Form of Notice of Grant of Performance Share Award (Relative TSR).*

10.9	Form of Notice of Grant of Non-Qualified Stock Option.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (ii) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, (iv) Consolidated Statements of Equity for the three months ended March 31, 2012 and 2011 and (v) Notes to Consolidated Financial Statements. ††

*	Management contract or compensatory plan or arrangement.

†	This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.