Form 10-Q
period 2012-06-30
AOL Inc.
filed 2012-08-01
CIK 1468516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 27, 2012, the number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding was 93,973,079.

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

•	Results of operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2012 and 2011.

•

Liquidity and capital resources. This section provides a discussion of our current financial condition and an analysis of our cash flows for the six months ended June 30, 2012 and 2011. This section also provides an update to the discussion in our Annual Report of our customer credit risk and includes a discussion of the amount of financial capacity available to fund our future commitments and ongoing operating activities.

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

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

On June 29, 2012, we announced a plan to form operating units in conjunction with a planned change in management structure. As part of that change, our Chief Financial Officer will be taking on the role of Chief Operating Officer, but will continue to also serve as our Chief Financial Officer until a new Chief Financial Officer is hired. We currently plan to form the operating units to organize our business into three main areas; AOL Membership, Brands (including Patch) and Advertising.com. This new operating structure will allow the Company to focus on profitability, coordinated business execution, and resource allocation across its portfolio of brands and services. We have initiated the process to prepare detailed profitability information for each of these areas of our business, and expect to complete that process by the end of the year. As of June 30, 2012, we continue to have one operating and reportable segment.

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

Growth of our advertising revenues depends on our ability to attract consumers and increase engagement on AOL Properties by offering compelling content, products and services, as well as on our ability to provide effective advertising solutions and optimize our inventory monetization. In order to attract consumers and generate increased engagement, we have developed and acquired, and intend to continue to develop and potentially acquire, content, products and services designed to meet these goals. Our plans include the development of a number of platforms that are designed to facilitate the production, aggregation, distribution and consumption of national and local content. Additionally, through the creation of the HPMG, we have accelerated our strategy to deliver a scaled and differentiated array of premium news, analysis, commentary, entertainment and community engagement.

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

•

We believe that there is a significant strategic growth opportunity in providing local content, platforms and services covering geographic locations ranging from neighborhoods to major metropolitan areas. Patch is our community-specific news and information platform dedicated to providing comprehensive and trusted local coverage for individual towns and communities. We have been investing in the development of this platform as well as developing and offering compelling local content and growing user engagement within Patch towns. We have increased our focus on local, regional and national advertising and commerce opportunities as we continue the next phase of our development of Patch.

•

The method of internet access continues to shift away from dial-up access and this trend has contributed to the decline in our subscription revenues. We have evolved our offerings of online products and services to provide significant value to our subscribers and other consumers. Our offerings to consumers include computer tools, maintenance and warranty services, online technical support, anti-virus software, identity theft protection, online and social media privacy and reputation monitoring services. We expect that these products will allow us to continue to grow new subscription services and expand our customer base. As the number of subscribers has declined, our remaining subscriber base has become longer tenured. We believe that subscription revenues and subscriber churn will continue to moderate in the foreseeable future as our tenured base matures and the value of the additional products and services offered to subscribers increases.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

•

We believe there is a growing advertiser demand for innovation in online advertising formats to be more conducive to product branding. To address this opportunity, we are focusing on premium formats and video to create an enhanced experience for consumers and advertisers. We are increasing our traffic on premium news, analysis, commentary, entertainment and community engagement through HPMG. We are also increasing video streams and reach through video platforms and networks offered by 5 Minutes Ltd. (“5Min”) and goviral ApS (“goviral”) and improving premium format advertising offerings through Pictela, Inc.

Recent Developments

Patent Portfolio Sale and License

On June 15, 2012, we sold approximately 800 of our patents and their related patent applications (the “Sold Patents”) to Microsoft Corporation, a Washington corporation (“Microsoft”), and granted Microsoft a non-exclusive license to our retained patent portfolio, for aggregate proceeds of $1,056 million in cash (excluding transaction costs). Of this amount, $960 million is associated with the disposition of the Sold Patents and $96 million is associated with non-exclusive license fees. The sale transaction was structured as a purchase of all of the outstanding shares of a wholly owned non-operating subsidiary and the direct sale of certain other patents not held by the subsidiary.

The disposed assets had a carrying value of $4.0 million on the Company’s balance sheet and accordingly, the Company recorded a gain on the disposition of the Sold Patents of $945.8 million (which represents the consideration allocated to the sale less the carrying value of the disposed assets and transaction costs that were contingent on closing). With respect to the licensing portion of the transaction, the Company recognized income from licensing its retained patent portfolio of $96 million for the three months ended June 30, 2012. Based on the anticipated utilization of tax losses generated by the sale of the non-operating subsidiary and existing deferred tax assets, we do not expect this transaction to result in material cash taxes. For additional information on this transaction, see “Note 4” in our accompanying consolidated financial statements.

Stock Repurchase Program

On August 10, 2011, our Board of Directors approved a stock repurchase program, which authorizes us to repurchase up to $250.0 million of our outstanding shares of common stock from time to time through August 2012. Repurchases are subject to market conditions, share price and other factors. Repurchases have been and will be made in accordance with applicable securities laws in the open market or in private transactions and may include derivative transactions. Under this program, as of June 30, 2012, we repurchased a total of 14.8 million shares at a weighted-average price of $14.11 per share (approximately $209 million).

Dutch Auction Tender Offer

On June 28, 2012, we announced the first step in the multi-stage process of returning 100% of the patent transaction proceeds to shareholders through a $400.0 million modified Dutch auction tender offer. The $400.0 million aggregate purchase price of shares of common stock sought in the tender offer includes the approximately $40.0 million remaining from the initial $250.0 million stock repurchase authorized in August of 2011. The tender offer began on the date of the announcement, June 28, 2012, and will expire at 5:00PM ET at August 2, 2012 unless extended, amended or terminated earlier. Through the Dutch tender offer, AOL’s shareholders will have the opportunity to tender some or all of their shares at a price within the range of $27.00 to $30.00 per share.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Key Metrics

Audience Metrics

We utilize unique visitor numbers to evaluate the performance of AOL Properties. In addition, we utilize unique visitor numbers to evaluate the reach of our total advertising network, which includes both AOL Properties and the Third Party Network. Unique visitor numbers provide an indication of our consumer reach. Although our consumer reach does not correlate directly to advertising revenue, we believe that our ability to broadly reach diverse demographic and geographic audiences is attractive to brand advertisers seeking to promote their brands to a variety of consumers without having to partner with multiple content providers. AOL’s unique visitor numbers also include unique visitors attributable to co-branded websites owned by third parties for which certain criteria have been met, including that the internet traffic has been assigned to us through a traffic assignment letter. For the three months ended June 30, 2012, approximately 7.1% of our unique visitors to AOL Properties were attributable to co-branded websites owned by third parties where the internet traffic was assigned to us, compared to approximately 6.3% for the three months ended June 30, 2011.

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

The following table presents our unique visitor metrics for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Domestic average monthly unique visitors to AOL Properties	112	113	110	113
Domestic average monthly unique visitors to AOL Advertising Network	186	183	186	181

Subscriber Access Metrics

The primary metrics we monitor for our subscription access service are monthly average churn and average paid tenure. Monthly average churn represents on average the percentage of AOL-brand access subscribers that terminate or cancel our services each month, factoring in new and reactivated subscribers. The domestic AOL-brand access subscriber monthly average churn was 1.7% and 2.2% for the three months ended June 30, 2012 and 2011, respectively. Average paid tenure represents the average period of time subscribers have paid for domestic AOL-brand internet access. The average paid tenure of the remaining domestic AOL-brand access subscribers has been increasing, and was approximately 11.7 years and 10.5 years for the three months ended June 30, 2012 and 2011, respectively.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Results of Operations

Revenues

The following table presents our revenues, by revenue type, for the periods presented (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Revenues:
Advertising	$337.8	$319.0	6%	$667.9	$632.7	6%
Subscription	175.5	201.3	(13)%	357.6	416.7	(14)%
Other	17.8	21.9	(19)%	35.0	44.2	(21)%

Total revenues	$531.1	$542.2	(2)%	$1,060.5	$1,093.6	(3)%

The following table presents our revenues, by revenue type, as a percentage of total revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Advertising	64%	59%	63%	58%
Subscription	33	37	34	38
Other	3	4	3	4

Total revenues	100%	100%	100%	100%

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

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Advertising revenues on AOL Properties and the Third Party Network for the three and six months ended June 30, 2012 and 2011 are as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
AOL Properties:
Display	$139.9	$137.6	2%	$270.2	$266.1	2%
Search and Contextual	86.5	87.8	(1)%	176.1	183.6	(4)%

Total AOL Properties	226.4	225.4	0%	446.3	449.7	(1)%
Third Party Network	111.4	93.6	19%	221.6	183.0	21%

Total advertising revenues	$337.8	$319.0	6%	$667.9	$632.7	6%

Advertising revenues increased $18.8 million and $35.2 million for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011, primarily reflecting an increase in Third Party Network revenue and global display revenue, partially offset by declines in search and contextual revenue. The increase in Third Party Network revenue of $17.8 million and $38.6 million for the three and six months ended June 30, 2012, respectively, relates primarily to an increase in publishers on the network and increased sales of higher margin premium packages and products. In addition, Third Party Network revenue increased by $7.5 million and $13.9 million, for the three and six months ended June 30, 2012, respectively, as a result of the consolidation of Ad.com Japan beginning in the first quarter of 2012. The increase in display revenue of $2.3 million and $4.1 million for the three and six months ended June 30, 2012, respectively, primarily relates to growth in reserved inventory pricing, Patch revenue and international revenue, primarily in the UK, partially offset by a decline in reserved impressions sold. Search and contextual revenue declined $1.3 million and $7.5 million for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011, mainly due to a decline in AOL-brand access subscribers, a decline in queries on cobranded portals and fewer international queries. These declines in search and contextual include offsetting impacts related to growth in search revenue on AOL.com of $7.6 million and $13.9 million, respectively, for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011.

Revenues Associated with Google

For all periods presented in this Quarterly Report, we have had a contractual relationship with Google Inc. (“Google”) whereby we generate revenues through paid text-based search and contextual advertising on AOL Properties provided by Google, which represent a significant percentage of the advertising revenues generated by AOL Properties. For the three and six months ended June 30, 2012, the revenues associated with the Google relationship (substantially all of which were search and contextual revenues generated on AOL Properties) were $80.5 million and $165.0 million, respectively, as compared to $83.1 million and $171.3 million for the three and six months ended June 30, 2011, respectively.

Subscription Revenues

The number of domestic AOL-brand access subscribers was 3.0 million and 3.4 million at June 30, 2012 and 2011, respectively. Domestic average monthly revenue per AOL-brand access subscriber (“ARPU”) was $17.92 and $17.90 for the three and six months ended June 30, 2012, respectively, compared to $17.53 and $17.75 for the three and six months ended June 30, 2011, respectively. We include in our subscriber numbers

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

individuals, households and entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL access service. Individuals who have registered for our free offerings, including subscribers who have migrated from paid subscription plans, are not included in the AOL-brand access subscriber numbers presented above. Subscribers to our subscription access service contribute to our ability to generate advertising revenues.

Subscription revenues declined 13% and 14% for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. The decline was due to an approximate 12% decrease in the number of domestic AOL-brand access subscribers between June 30, 2011 and June 30, 2012. Subscription revenue for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 also includes a favorable impact related to the simplified pricing structure initiated in late 2011.

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

Other revenues decreased 19% and 21% for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011, due primarily to a decrease in revenues from our mobile messaging services as mobile carriers continue to move away from paying on a per message basis and a decline in third party web hosting revenues. In addition, the decline for the six months ended June 30, 2012 includes a decline in transition services revenue partially offset by an increase in StudioNow revenues and ADTECH licensing revenues.

Geographical Concentration of Revenues

For the periods presented herein, a significant majority of our revenues have been generated in the United States. The majority of the non-United States revenues for these periods were generated by our European operations (primarily in the United Kingdom). We expect the significant majority of our revenues to continue to be generated in the United States for the foreseeable future. See “Note 1” in our accompanying consolidated financial statements for further discussion of our geographical concentrations.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Operating Costs and Expenses

The following table presents our operating costs and expenses for the periods presented (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Costs of revenues	$396.2	$403.4	(2)%	$780.8	$792.3	(1)%
General and administrative	107.8	117.3	(8)%	204.0	238.0	(14)%
Amortization of intangible assets	9.8	26.7	(63)%	19.6	50.9	(61)%
Restructuring costs	(0.1)	0.6	NM	7.3	28.4	(74)%

NM = not meaningful

The following table represents our operating costs and expenses as a percentage of revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating costs and expenses:
Costs of revenues	75%	74%	74%	72%
General and administrative	20	22	18	21
Amortization of intangible assets	2	5	2	5
Restructuring costs	-	-	1	3

Operating costs and expenses	97%	101%	95%	101%

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

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Costs of revenues for the three and six months ended June 30, 2012 and 2011 are as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Costs of revenues:
Personnel costs	$159.5	$163.4	(2)%	$321.6	$321.9	(0)%
Facilities costs	13.2	15.6	(15)%	27.2	28.5	(5)%
TAC	82.4	74.3	11%	163.2	145.7	12%
Network-related costs	40.2	47.0	(14)%	81.0	95.4	(15)%
Non-network depreciation and amortization	16.2	18.1	(10)%	32.6	36.7	(11)%
Other costs of revenues	84.7	85.0	(0)%	155.2	164.1	(5)%

Total costs of revenues	$396.2	$403.4	(2)%	$780.8	$792.3	(1)%

Costs of revenues decreased for the three and six months ended June 30, 2012 as compared to the same period in 2011.

The decrease in personnel costs for the three and six months ended June 30, 2012 as compared to the same period in 2011 is primarily due to declines in retention compensation expense of $7.9 million and $11.0 million, respectively, related to our 2010 and 2011 acquisitions, partially offset by increases in headcount in strategic areas.

TAC increased for the three and six months ended June 30, 2012 as compared to the same periods in 2011, primarily due to the increase in Third Party Network advertising revenues, which resulted in higher variable revenue share payments to our publishing partners (including increases in TAC as a result of our consolidation of Ad.com Japan of $5.1 million and $9.3 million for the three and six months ended June 30, 2012, respectively).

The decrease in network-related costs is primarily due to the decommissioning of certain network equipment, which is due in part to the decline in the number of domestic AOL-brand access subscribers. Costs of revenues for the three and six months ended June 30, 2012 also included a decline in non-network depreciation and amortization primarily due to a decline in depreciable and amortizable assets.

Other costs of revenues decreased for the three and six months ended June 30, 2012 as compared to the same period in 2011 due to declines in internal content development costs of $4.4 million and $17.5 million, respectively, and a decrease in billing expenses of $1.0 million and $2.4 million, respectively, due to the decline in AOL brand-access subscribers. These declines were partially offset by increased costs of $1.9 million for the six months ended June 30, 2012 relating to the launch of paid services products, an increase in ad serving expense of $2.5 million and $4.5 million for the three and six months ended June 30, 2012, respectively, and an increase in sales tax expense of $7.6 million and $9.6 million for the three and six months ended June 30, 2012, respectively, relating to the Virginia sales tax settlement in the second quarter of 2012.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

General and Administrative

General and administrative expenses decreased $9.5 million and $34.0 million for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011. The decrease was due to a decline in personnel costs of $15.6 million and $29.7 million, respectively, including the impact of reduced corporate headcount and reduced stock compensation expense resulting from vesting of certain stock awards in December 2011, a decline in marketing expenses of $4.4 million and $6.9 million, respectively, and a decline in consulting costs of $0.3 million and $5.8 million, respectively, partially offset by an increase in legal expenses of $4.0 million and $2.8 million, respectively.

Included in general and administrative expense for the three and six months ended June 30, 2012 are costs related to the proxy contest of $8.8 million and $10.6 million, respectively and costs related to the patent transaction of $5.6 million and $6.4 million, respectively.

Amortization of Intangible Assets

Amortization of intangible assets results primarily from acquired intangible assets including acquired technology, customer relationships and trade names. Amortization of intangible assets decreased $16.9 million and $31.3 million for the three and six months ended June 30, 2012 as compared to the same period in 2011, related to the impact of certain intangible assets becoming fully amortized.

Restructuring Costs

For the three months ended June 30, 2012, we recorded a reduction to expense of $0.1 million related primarily to changes in previous estimates of restructuring costs. For the six months ended June 30, 2012, we incurred $7.3 million of restructuring costs related to organizational changes made in an effort to improve our ability to execute our strategy. These restructuring costs were primarily related to involuntary terminations of employees.

We incurred $0.6 million and $28.4 million of restructuring costs for the three and six months ended June 30, 2011 related to our restructuring activities to better align our organizational structure and costs with our strategy. Restructuring costs for the six months ended June 30, 2011 includes costs incurred as a result of our acquisition of The Huffington Post and costs incurred as a result of the reassessment of our operations in India. The majority of these costs related to involuntary employee terminations.

Other Transactions Impacting Operating Income

The following table presents other transactions impacting operating income for the periods presented (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Income from licensing of intellectual property	$(96.0)	-	NM	$(96.0)	$-	NM
(Gain) loss on disposal of assets, net	(945.8)	-	NM	(945.8)	1.6	NM

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Income from licensing of intellectual property of $96.0 million for the three and six months ended June 30, 2012 reflects the license of our retained patent portfolio to Microsoft in June 2012. The gain on disposal of assets, net of $945.8 million for the three and six months ended June 30, 2012 reflects the sale of the Sold Patents to Microsoft. See “Note 4” in our accompanying consolidated financial statements for additional information.

Operating Income (Loss)

Operating income was $1,059.2 million and $1,090.6 million for the three and six months ended June 30, 2012 as compared to operating loss of $5.8 million and $17.6 million for the three and six months ended June 30, 2011. The change from operating loss to operating income for the three and six months ended June 30, 2012 as compared to the same periods in 2011 was due to the gain on the disposition of the Sold Patents and income from licensing of intellectual property, declines in cost of revenues, general and administrative costs, amortization of intangible assets and restructuring costs, partially offset by the decline in revenues.

Other Income Statement Amounts

The following table presents our other income statement amounts for the periods presented (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Other income (loss), net	$(1.1)	$(1.7)	(35)%	$7.3	$(1.1)	NM
Income tax provision (benefit)	87.5	4.3	NM	106.3	(11.6)	NM

Other Income (Loss), Net

There were no significant changes in other income (loss), net for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Other income, net was $7.3 million for the six months ended June 30, 2012 as compared to other loss, net of $1.1 million for the six months ended June 30, 2011. The increase for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was due primarily to the $10.8 million gain related to the consolidation of Ad.com Japan recorded in the first quarter of 2012, partially offset by unfavorable foreign currency impacts of $1.8 million.

Income Tax Provision (Benefit)

We recorded pre-tax income from operations of $1,058.1 million and related income tax expense of $87.5 million, which resulted in an effective tax rate of 8.3% for the three months ended June 30, 2012, as compared to a negative effective tax rate of 57.3% for the three months ended June 30, 2011. The effective tax rate for the three months ended June 30, 2012 differed substantially from the statutory U.S. federal income tax rate of 35.0% primarily due to the tax impact of the patent transaction with Microsoft. The patent transaction consisted of two elements: first, the sale of patents and the stock of a subsidiary, and second, the licensing of our retained patent portfolio, resulting in pre-tax income of $1,041.8 million. No material cash taxes will be paid, due to existing net operating losses which offset substantially all of the ordinary income. However, for book purposes, this transaction resulted in income tax expense of $71.5 million. The tax expense relates primarily to ordinary income realized on the transaction, the majority of which is due to the licensing portion. In addition, the transaction created a significant capital loss due to the tax basis in the disposed subsidiary. We do not believe it is currently more likely than not that this capital loss will be realized, and accordingly, have recorded a full valuation allowance on the capital loss generated by the patent transaction. In addition to the impacts of the patent transaction on income tax expense, we also had foreign losses that did not produce a tax benefit.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

We recorded income from operations before income taxes of $1,097.9 million and related income tax expense of $106.3 million, which resulted in an effective tax rate of 9.7% for the six months ended June 30, 2012, as compared to the effective tax rate of 62.0% for the six months ended June 30, 2011. The effective tax rate for the six months ended June 30, 2012 differed substantially from the statutory U.S. federal income tax rate of 35.0% primarily due to the tax impact of the patent transaction with Microsoft, described above. In addition to the impacts of the patent transaction on income tax expense, we also had foreign losses that did not produce a tax benefit. The effective tax rate for six months ended June 30, 2011 differed from the statutory U.S. federal income tax rate of 35.0% primarily due to $7.1 million of income tax benefit associated with a worthless stock deduction related to the sale of a subsidiary in the first quarter of 2011 and favorable adjustments of $8.0 million related to escrow disbursements from prior acquisitions for which we concluded a tax benefit could be recognized.

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

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following table presents our reconciliation of Adjusted OIBDA to operating income (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Operating income (loss)	$1,059.2	$(5.8)	NM	$1,090.6	$(17.6)	NM
Add: Depreciation	35.2	42.4	(17)%	71.3	86.8	(18)%
Add: Amortization of intangible assets	9.8	26.7	(63)%	19.6	50.9	(61)%
Add: Restructuring costs	(0.1)	0.6	NM	7.3	28.4	(74)%
Add: Equity-based compensation	8.6	11.0	(22)%	17.2	21.4	(20)%
Add: Asset impairments and write-offs	1.9	2.7	(30)%	2.8	4.2	(33)%
Add: Losses/(gains) on disposal of assets, net	(946.0)	(1.0)	NM	(946.4)	1.6	NM

Adjusted OIBDA	$168.6	$76.6	NM	$262.4	$175.7	49%

Adjusted OIBDA increased for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 due primarily to the increase in operating income, driven by $96.0 million from licensing our retained patent portfolio. Adjusted OIBDA for the three and six months ended June 30, 2012 was negatively impacted by costs related to the proxy contest of $8.8 million and $10.6 million, respectively, costs related to the patent transaction of $5.6 million and $6.4 million, respectively, and $7.6 million and $9.6 million, respectively, of expense relating to the Virginia sales tax settlement in the second quarter of 2012.

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

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

At June 30, 2012, our cash and equivalents totaled $1,468.5 million, as compared to $407.5 million at December 31, 2011. The increase in cash and equivalents was primarily due to the $1,056 million proceeds from the sale of the Sold Patents and the license of our retained patent portfolio to Microsoft. The proceeds are being invested in highly liquid short-term investments that are readily convertible to cash. Approximately 7% of our cash and equivalents as of June 30, 2012 is held internationally, primarily in United Kingdom, Canada, India and Japan, and is intended to be utilized to fund our foreign operations. Cash held internationally would have to be repatriated in order to be used to fund our domestic operations. If we were to repatriate funds, we would incur additional tax liabilities. We believe the cash balance in the U.S. is sufficient to fund our working capital needs.

On June 15, 2012, we sold approximately 800 of our patents and their related patent applications Microsoft and granted Microsoft a non-exclusive license to our retained patent portfolio, for aggregate proceeds of $1,056 million in cash. We currently intend to utilize the $1,056 million of proceeds to either repurchase outstanding shares or return to shareholders via other programs such as cash dividends. As part of that plan, on June 26, 2012 our Board of Directors approved a modified Dutch auction tender offer, which authorizes us to repurchase up to an aggregate of $400 million of our outstanding shares of common stock within a range of $27.00 to $30.00 per share of common stock. The tender offer commenced on June 28, 2012, and will expire at 5:00 p.m. ET on August 2, 2012, unless extended, amended or terminated earlier by AOL.

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

Operating Activities

The following table presents cash provided by operating activities for the periods presented (in millions):

	Six Months Ended June 30,
	2012	2011
Net income (loss)	$991.6	$(7.1)
Adjustments for non-cash and non-operating items:
Depreciation and amortization	90.9	137.7
Asset impairments and write-offs	2.8	4.2
(Gain) loss on step acquisition and disposal of assets, net	(956.6)	2.7
Equity-based compensation	17.2	21.4
Deferred income taxes	85.6	(14.2)
Other non-cash adjustments	(3.2)	4.8
All other, net, including working capital changes	(41.2)	(35.6)

Cash provided by operating activities	$187.1	$113.9

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Cash provided by operating activities increased $73.2 million for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily due to the increase in operating income driven by the $96 million cash received from licensing our retained patent portfolio to Microsoft during the second quarter of 2012, partially offset by incentive compensation payments made in the first half of 2012 related to prior year acquisitions.

Investing Activities

The following table presents cash provided (used) by investing activities for the periods presented (in millions):

	Six Months Ended June 30,
	2012	2011
Investments and acquisitions, net of cash acquired	$1.1	$(372.2)
Proceeds from disposal of assets, net	960.5	1.3
Capital expenditures and product development costs	(31.7)	(53.9)

Cash provided (used) by investing activities	$929.9	$(424.8)

Cash provided by investing activities was $929.9 million for the six months ended June 30, 2012, as compared to cash used by investing activities of $424.8 million for the six months ended June 30, 2011. The $1,354.7 million increase in cash provided by investing activities was principally due to the $960 million in proceeds from the disposition of the Sold Patents in the second quarter of 2012, as well as the acquisitions of The Huffington Post and goviral during the six months ended June 30, 2011. The increase in cash provided by investing activities was also due to a decrease in capital expenditures and product development costs. In addition, investments and acquisitions, net of cash acquired, for the six months ended June 30, 2012 includes $6.9 million of cash acquired from the step acquisition of Ad.com Japan (net of $1.2 million cash paid for the additional 3% interest) during the first quarter of 2012.

Financing Activities

The following table presents cash used by financing activities for the periods presented (in millions):

	Six Months Ended June 30,
	2012	2011
Repurchase of common stock	$(35.8)	$-
Principal payments on capital leases	(28.1)	(24.3)
Tax withholdings related to net share settlements of restricted stock units	(6.1)	(0.2)
Decrease (increase) in cash collateral securing letters of credit	0.2	(12.7)
Proceeds from exercise of stock options	16.6	0.1

Cash used by financing activities	$(53.2)	$(37.1)

Cash used by financing activities was $53.2 million for the six months ended June 30, 2012, as compared to $37.1 million for the six months ended June 30, 2011. Cash used by financing activities for the six months ended June 30, 2012 includes $35.8 million related to the repurchase of our common stock, partially offset by $16.6 million cash provided by the exercise of stock options in the second quarter of 2012. See “Note 6” in our accompanying consolidated financial statements for further discussion of our stock repurchase program. Included in the cash used by financing activities for the six months ended June 30, 2011 was $12.7 million of cash collateral posted to secure letters of credit related to certain of our lease agreements.

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

The following table presents our reconciliation of Free Cash Flow to cash provided by operating activities (in millions):

	Six Months Ended June 30,
	2012	2011
Cash provided by operating activities	$187.1	$113.9
Less: Capital expenditures and product development costs	31.7	53.9
Less: Principal payments on capital leases	28.1	24.3

Free Cash Flow	$127.3	$35.7

Free Cash Flow increased $91.6 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. This increase is due to the increase in cash provided by operating activities, discussed in “Summary Cash Flow Information—Operating Activities” above and due to reduced capital expenditures and product development costs, slightly offset by an increase in principal payments on capital leases.

Customer Credit Risk

Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed-upon contractual payment obligations. Credit risk originates from sales of advertising and subscription access service and is dispersed among many different counterparties. No single customer had a receivable balance at June 30, 2012 greater than 10% of total net receivables.

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

AOL INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2011.

AOL INC.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information we are required to disclose in our financial reports is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to senior management, as appropriate, to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Operating Officer and Acting Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Operating Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012, at a reasonable assurance level.

Changes to Internal Control Over Financial Reporting

We have evaluated the changes in our internal control over financial reporting that occurred during the three and six months ended June 30, 2012 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Advertising	$337.8	$319.0	$667.9	$632.7
Subscription	175.5	201.3	357.6	416.7
Other	17.8	21.9	35.0	44.2

Total revenues	531.1	542.2	1,060.5	1,093.6
Costs of revenues	396.2	403.4	780.8	792.3
General and administrative	107.8	117.3	204.0	238.0
Amortization of intangible assets	9.8	26.7	19.6	50.9
Restructuring costs	(0.1)	0.6	7.3	28.4
Income from licensing of intellectual property	(96.0)	-	(96.0)	-
(Gain) loss on disposal of assets, net	(945.8)	-	(945.8)	1.6

Operating income (loss)	1,059.2	(5.8)	1,090.6	(17.6)
Other income (loss), net	(1.1)	(1.7)	7.3	(1.1)

Income (loss) from operations before income taxes	1,058.1	(7.5)	1,097.9	(18.7)
Income tax provision (benefit)	87.5	4.3	106.3	(11.6)

Net income (loss)	$970.6	$(11.8)	$991.6	$(7.1)
Net (income) loss attributable to noncontrolling interests	0.2	-	0.3	-

Net income (loss) attributable to AOL Inc.	$970.8	$(11.8)	$991.9	$(7.1)

Per share information attributable to AOL Inc. common stockholders:
Basic net income (loss) per common share	$10.37	$(0.11)	$10.55	$(0.07)

Diluted net income (loss) per common share	$10.17	$(0.11)	$10.42	$(0.07)

Shares used in computing basic income (loss) per common share	93.6	107.0	94.0	106.9

Shares used in computing diluted income (loss) per common share	95.5	107.0	95.2	106.9

Comprehensive income (loss) attributable to AOL Inc.:
Comprehensive income (loss)	$957.3	$(4.3)	$977.4	$7.7
Comprehensive (income) loss attributable to noncontrolling interests	(0.3)	-	0.5	-

Comprehensive income (loss) attributable to AOL Inc.	$957.0	$(4.3)	$977.9	$7.7

See accompanying notes.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and equivalents	$1,468.5	$407.5
Accounts receivable, net of allowances of $7.9 and $8.3, respectively	296.8	311.5
Prepaid expenses and other current assets	31.0	36.9
Deferred income taxes	40.5	53.7

Total current assets	1,836.8	809.6
Property and equipment, net	490.4	505.2
Goodwill	1,067.4	1,064.0
Intangible assets, net	133.7	135.2
Long-term deferred income taxes	184.4	259.2
Other long-term assets	63.0	51.8

Total assets	$3,775.7	$2,825.0

Liabilities and Equity
Current liabilities:
Accounts payable	$73.6	$74.9
Accrued compensation and benefits	95.3	152.8
Accrued expenses and other current liabilities	182.5	171.6
Deferred revenue	68.4	70.9
Current portion of obligations under capital leases	45.8	44.6

Total current liabilities	465.6	514.8
Long-term portion of obligations under capital leases	62.6	66.2
Long-term deferred income taxes	7.5	3.5
Other long-term liabilities	78.4	67.9

Total liabilities	614.1	652.4

Commitments and contingencies (see Note 9)

Redeemable noncontrolling interest (see Note 1)	14.2	-

Equity:
Common stock, $0.01 par value, 108.7 million shares issued and 93.9 million shares outstanding as of June 30, 2012 and 107.0 million shares issued and 94.3 million shares outstanding as of December 31, 2011	1.1	1.1
Additional paid-in capital	3,455.3	3,422.4
Accumulated other comprehensive income (loss), net	(301.5)	(287.5)
Retained earnings (accumulated deficit)	202.1	(789.8)
Treasury stock, at cost, 14.8 million shares at June 30, 2012 and 12.7 million shares at December 31, 2011	(209.4)	(173.6)

Total stockholders’ equity	3,147.6	2,172.6
Noncontrolling interest	(0.2)	-

Total equity	3,147.4	2,172.6

Total liabilities, redeemable noncontrolling interest and equity	$3,775.7	$2,825.0

See accompanying notes.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; In millions)

	Six Months Ended June 30,
	2012	2011
Operating Activities
Net income (loss)	$991.6	$(7.1)
Adjustments for non-cash and non-operating items:
Depreciation and amortization	90.9	137.7
Asset impairments and write-offs	2.8	4.2
(Gain) loss on step acquisition and disposal of assets, net	(956.6)	2.7
Equity-based compensation	17.2	21.4
Deferred income taxes	85.6	(14.2)
Other non-cash adjustments	(3.2)	4.8
Changes in operating assets and liabilities, net of acquisitions	(41.2)	(35.6)

Cash provided by operating activities	187.1	113.9

Investing Activities
Investments and acquisitions, net of cash acquired	1.1	(372.2)
Proceeds from disposal of assets, net	960.5	1.3
Capital expenditures and product development costs	(31.7)	(53.9)

Cash provided (used) by investing activities	929.9	(424.8)

Financing Activities
Repurchase of common stock	(35.8)	-
Principal payments on capital leases	(28.1)	(24.3)
Tax withholdings related to net share settlements of restricted stock units	(6.1)	(0.2)
Decrease (increase) in cash collateral securing letters of credit	0.2	(12.7)
Proceeds from exercise of stock options	16.6	0.1

Cash used by financing activities	(53.2)	(37.1)

Effect of exchange rate changes on cash and equivalents	(2.8)	4.9
Increase (decrease) in cash and equivalents	1,061.0	(343.1)
Cash and equivalents at beginning of period	407.5	801.8

Cash and equivalents at end of period	$1,468.5	$458.7

Supplemental disclosures of cash flow information
Cash paid for interest	$3.0	$3.1

Cash paid for income taxes	$3.9	$9.0

See accompanying notes.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited; In millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Cost	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2010	106.7	$1.1	$3,376.6	$(287.9)	$(802.9)	$-	$-	$2,286.9
Net loss	-	-	-	-	(7.1)	-	-	(7.1)
Foreign currency translation adjustments	-	-	-	14.8	-	-	-	14.8

Comprehensive income (loss)	-	-	-	14.8	(7.1)	-	-	7.7
Amounts related to equity-based compensation, net of tax withholdings (See Note 6)	-	-	28.7	-	-	-	-	28.7
Issuance of common stock	0.3	-	0.2	-	-	-	-	0.2

Balance at June 30, 2011	107.0	$1.1	$3,405.5	$(273.1)	$(810.0)	$-	$-	$2,323.5

Balance at December 31, 2011	94.3	$1.1	$3,422.4	$(287.5)	$(789.8)	$(173.6)	$-	$2,172.6
Net income (loss)	-	-	-	-	991.9	-	(0.2)	991.7
Unrealized gain on equity method investments	-	-	-	0.1	-	-	-	0.1
Foreign currency translation adjustments	-	-	-	(14.1)	-	-	-	(14.1)

Comprehensive income (loss)	-	-	-	(14.0)	991.9	-	(0.2)	977.7
Amounts related to equity-based compensation, net of tax withholdings	-	-	16.3	-	-	-	-	16.3
Issuance of common stock	1.7	-	16.6	-	-	-	-	16.6
Repurchase of common stock	(2.1)	-	-	-	-	(35.8)	-	(35.8)

Balance at June 30, 2012	93.9	$1.1	$3,455.3	$(301.5)	$202.1	$(209.4)	$(0.2)	$3,147.4

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

Basis of Presentation

Basis of Consolidation

The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses and cash flows of AOL and all voting interest entities in which AOL has a controlling voting interest (“subsidiaries”) and variable interest entities in which AOL is the primary beneficiary in accordance with the consolidation accounting guidance. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation. The consolidated balances of the Company’s variable interest entities are not material to the Company’s consolidated financial statements for the periods presented.

The financial position and operating results of the majority of AOL’s foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included in the consolidated balance sheet as a component of accumulated other comprehensive income (loss), net.

Redeemable Noncontrolling Interest

The noncontrolling interest in a joint venture between Mitsui & Company Ltd. (“Mitsui”) and AOL (“Ad.com Japan”) is classified outside of permanent equity in the Company’s consolidated balance sheet as of June 30, 2012, due to a redemption right available to the noncontrolling interest holder in the future. The noncontrolling interest holder’s right to redeem its stock is exercisable any time between July 1 and July 30 of any year, commencing with July 1, 2014. Net income in the consolidated statement of comprehensive income for the three and six months ended June 30, 2012 reflects 100 percent of the results of Ad.com Japan as the Company has a controlling interest in the entity. Net income is subsequently adjusted to exclude AOL’s noncontrolling interests to arrive at net income attributable to AOL Inc.

Changes in Basis of Presentation

The Company has changed the classification of certain amounts within the accompanying consolidated statement of cash flows for the six months ended June 30, 2011. The revisions related to accrued liabilities and capital expenditures do not have a material impact on the consolidated statement of cash flows.

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Information about Geographical Areas

Revenues in different geographical areas are as follows (in millions):

	Three Months Ended June 30, (a)		Six Months Ended June 30, (a)
	2012	2011	2012	2011

United States	$474.4	$491.1	$950.8	$997.6

United Kingdom	23.4	23.9	47.6	46.9
Germany	8.1	8.9	17.1	17.1
Canada	9.7	9.5	17.0	17.9
Japan	8.0	0.3	14.9	0.5
Other international	7.5	8.5	13.1	13.6

Total international	56.7	51.1	109.7	96.0

Total	$531.1	$542.2	$1,060.5	$1,093.6

(a)	Revenues are attributed to countries based on the location of customers.

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) attributable to AOL Inc. common stockholders by the weighted average number of shares of common stock outstanding during the reporting period. Diluted income (loss) per common share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The dilutive effect of outstanding equity-based compensation awards is reflected in diluted income (loss) per common share by application of the treasury stock method, only in periods in which such effect would have been dilutive for the period.

For the three and six months ended June 30, 2012, the Company had 2.6 million and 6.9 million, respectively, of weighted-average potentially dilutive common shares that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive for that period. For the three and six months ended June 30, 2011, the Company had 9.9 million and 8.6 million, respectively, of weighted-average potentially dilutive common shares that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive for that period.

The following table is a reconciliation of basic and diluted net income (loss) attributable to AOL Inc. common stockholders per common share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss) attributable to AOL Inc. common stockholders	$970.8	$(11.8)	$991.9	$(7.1)

Shares used in computing basic income per common share	93.6	107.0	94.0	106.9
Dilutive effect of equity-based awards	1.9	-	1.2	-

Shares used in computing diluted income per common share	95.5	107.0	95.2	106.9

Basic net income (loss) per common share	$10.37	$(0.11)	$10.55	$(0.07)

Diluted net income (loss) per common share	$10.17	$(0.11)	$10.42	$(0.07)

NOTE 3—GOODWILL

A summary of changes in the Company’s goodwill during the six months ended June 30, 2012 is as follows (in millions):

	Gross Goodwill	Impairments	Net Goodwill
December 31, 2011	$36,689.1	$(35,625.1)	$1,064.0
Acquisitions	10.9	-	10.9
Translation adjustments	(7.5)	-	(7.5)

June 30, 2012	$36,692.5	$(35,625.1)	$1,067.4

The increase in goodwill for the six months ended June 30, 2012 was due primarily to AOL’s purchase of a controlling interest in Ad.com Japan. See “Note 4” for additional information on this acquisition.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—BUSINESS ACQUISITIONS, DISPOSITIONS AND OTHER SIGNIFICANT TRANSACTIONS

Ad.com Japan

On February 9, 2012, AOL entered into a share-purchase agreement with Mitsui to purchase an additional 3% interest in Ad.com Japan for approximately $1.2 million. Ad.com Japan, which operates a display advertising network business in Japan, was formed in 2006. Prior to the execution of the share purchase agreement, AOL and Mitsui each owned a 50% interest in Ad.com Japan, and AOL accounted for its 50% interest using the equity method of accounting. As part of this transaction, AOL obtained control of the board and of the day-to-day operations of Ad.com Japan. AOL has accounted for the incremental 3% share purchase as a business combination achieved in stages (“step acquisition”) and consolidated Ad.com Japan beginning on February 9, 2012 (“the closing date”).

Under the accounting guidance for step acquisitions, AOL is required to record all assets acquired, liabilities assumed, and Mitsui’s noncontrolling interests at fair value, and recognize the entire goodwill of the acquired business. The step acquisition guidelines also require that AOL remeasure its preexisting investment in Ad.com Japan at fair value, and recognize any gains or losses from such remeasurement. The fair value of AOL’s interest immediately before the closing date was $15.4 million, which resulted in the Company recognizing a non-cash gain of approximately $10.8 million within other income (loss), net on the consolidated statement of comprehensive income in the first quarter of 2012. The Company used a combination of the market based approach (guideline public company) and an income approach (discounted cash flow analysis), both of which represent level 3 fair value measurements, to measure both the fair value of AOL’s preexisting investment and the fair value of Mitsui’s noncontrolling interest. As Mitsui has a right to put its interest to AOL based on a pre-established and determinable price in the future, the noncontrolling interest is presented as redeemable noncontrolling interest outside permanent equity in the Company’s consolidated balance sheet. The noncontrolling interest holder’s right to redeem its stock is exercisable any time between July 1 and July 30 of any year, commencing with July 1, 2014. The amount payable from AOL to Mitsui if Mitsui were to exercise its redemption right is determined by taking the sum of ¥2,000,000,000 (approximately $26.0 million as of the closing date) plus any incremental cash over the $7.8 million cash balance at December 31, 2011, and multiplying that total by Mitsui’s percentage ownership of Ad.com Japan (47% at closing). The Company has elected to recognize changes in the redemption value as they occur; however, this has no impact on the carrying value of Mitsui’s interest in Ad.com Japan because it exceeds the current redemption value. As of June 30, 2012 the undiscounted redemption value of the put option held by Mitsui was calculated to be approximately $12.3 million, which is below the $14.2 million carrying value of Mitsui’s interest in Ad.com Japan.

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Patent Portfolio Sale and License

On June 15, 2012, the Company sold approximately 800 patents and their related patent applications (the “Sold Patents”) to Microsoft Corporation, a Washington corporation (“Microsoft”), and granted Microsoft a non-exclusive license to the Company’s retained patent portfolio, for aggregate proceeds of $1,056 million in cash (excluding transaction costs). The transaction was structured as a sale of all of the outstanding shares of a wholly owned non-operating subsidiary and the direct sale of certain other patents not held by the subsidiary. The Company concluded that immediate recognition of all of the proceeds was appropriate as the Company has no ongoing performance obligations with respect to the sold or licensed patents.

The disposed assets had a carrying value of $4.0 million on the Company’s balance sheet and accordingly, the Company recorded a gain on the disposition of the Sold Patents of $945.8 million (which represents the consideration allocated to the sale less the carrying value of the disposed assets and transaction costs that were contingent on closing). With respect to the licensing portion of the transaction, the Company recognized income from licensing its retained patent portfolio of $96 million for the three months ended June 30, 2012.

Based on the anticipated utilization of existing deferred tax assets and the fact that the disposition of the Sold Patents generated a capital loss (which is subject to a full valuation allowance), the Company does not expect the $1,056 million in proceeds to result in material cash taxes.

NOTE 5—INCOME TAXES

The Company recorded pre-tax income from operations of $1,058.1 million and related income tax expense of $87.5 million, which resulted in an effective tax rate of 8.3% for the three months ended June 30, 2012, as compared to a negative effective tax rate of 57.3% for the three months ended June 30, 2011. The effective tax rate for the three months ended June 30, 2012 differed substantially from the statutory U.S. federal income tax rate of 35.0% primarily due to the tax impact of the patent transaction with Microsoft. The patent transaction consisted of two elements: first, the sale of patents and the stock of a subsidiary, and second, the licensing of AOL’s retained patent portfolio, resulting in pre-tax income of $1,041.8 million. No material cash taxes will be paid, due to existing net operating losses which offset substantially all of the ordinary income. However, for book purposes, this transaction resulted in income tax expense of $71.5 million. The tax expense relates primarily to ordinary income realized on the transaction, the majority of which is due to the licensing portion. In addition, the transaction created a significant capital loss due to the tax basis in the disposed subsidiary. The Company does not believe it is currently more likely than not that this capital loss will be realized, and accordingly, has recorded a full valuation allowance on the capital loss generated by the patent transaction. In addition to the impacts of the patent transaction on income tax expense, the Company also had foreign losses that did not produce a tax benefit.

The Company recorded pre-tax income from operations of $1,097.9 million and related income tax expense of $106.3 million, which resulted in an effective tax rate of 9.7% for the six months ended June 30, 2012, as compared to the effective tax rate of 62.0% for the six months ended June 30, 2011. The effective tax rate for the six months ended June 30, 2012 differed substantially from the statutory U.S. federal income tax rate of 35.0% primarily due to the tax impact of the patent transaction with Microsoft, described above. In addition to the impacts of the patent transaction on income tax expense, the Company also had foreign losses that did not produce a tax benefit. The effective tax rate for the six months ended June 30, 2011 differed from the statutory U.S. federal income tax rate of 35.0% primarily due to $7.1 million of income tax benefit associated with a worthless stock deduction related to the sale of a subsidiary in the first quarter of 2011 and favorable adjustments of $8.0 million related to escrow disbursements from prior acquisitions for which AOL concluded a tax benefit could be recognized.

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

As of June 30, 2012, 108,732,847 shares of common stock were issued and 93,906,059 shares of common stock were outstanding. No dividends were declared or paid for the six months ended June 30, 2012.

During the six months ended June 30, 2011, the Company recorded $28.7 million of equity-based compensation that resulted in an increase in additional paid-in capital. Included in this amount was $21.4 million related to expense incurred under AOL’s equity-based compensation plan, $3.6 million related to the fair value of unvested Huffington Post Plan options held by The Huffington Post employees that were converted into AOL stock options and related to pre-combination service, as well as $4.0 million related to the accelerated vesting of stock options related to terminated employees.

Stock Repurchase Program

On August 10, 2011, the Company’s Board of Directors approved a stock repurchase program, which authorizes the Company to repurchase up to $250.0 million of its outstanding shares of common stock from time to time through August 2012. Repurchases are subject to market conditions, share price and other factors. Repurchases have been and will be made in accordance with applicable securities laws in the open market or in private transactions and may include derivative transactions, or pursuant to any trading plan adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. For the six months ended June 30, 2012, the Company paid $35.8 million to repurchase 2.1 million shares at a weighted average price of $17.29 per share as part of this program. From August 10, 2011 through June 30, 2012, the Company repurchased a total of 14.8 million shares at a weighted average price of $14.11 per share as part of this program, for total consideration of $209.4 million. Shares repurchased under the program are recorded as treasury stock on the Company’s consolidated balance sheet. The repurchase program may be suspended or discontinued at any time. The shares repurchased during the six months ended June 30, 2012 were not the result of an accelerated share repurchase agreement and did not result in any derivative transactions. Management has not made a decision on whether shares purchased under this program will be retired or reissued.

Dutch Auction Tender Offer

On June 28, 2012, AOL announced the first step in the multi-stage process of returning 100% of the patent transaction proceeds to shareholders through a $400.0 million modified Dutch auction tender offer. The $400.0 million aggregate purchase price of shares of common stock sought in the tender offer includes the approximately $40.0 million remaining from the initial $250.0 million stock repurchase program discussed above. The tender offer began on the date of the announcement, June 28, 2012, and will expire on August 2, 2012 unless extended, amended or terminated earlier. Through the Dutch tender offer, AOL’s shareholders will have the opportunity to tender some or all of their shares at a price within the range of $27.00 to $30.00 per share. Shares repurchased under the program will be recorded as treasury stock on the Company’s consolidated balance sheet.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—EQUITY-BASED COMPENSATION

Pursuant to the Company’s Amended and Restated 2010 Stock Incentive Plan (“2010 SIP”) stock options are granted to employees, advisors and non-employee directors of AOL with exercise prices equal to the quoted market value of the common stock at the date of grant. Performance stock options are also granted to certain senior level executives. Generally, the stock options vest ratably over a three to four year vesting period and expire ten years from the date of grant. Certain stock option awards provide for accelerated vesting upon an election to retire after reaching a specified age and years of service, as well as certain additional circumstances for non-employee directors.

Also pursuant to the 2010 SIP, AOL may also grant shares of common stock, restricted stock units (“RSUs”) or performance stock units (“PSUs”) to its employees, advisors and non-employee directors, which generally vest ratably over a three to four year period from the date of grant. Holders of restricted stock, RSU and PSU awards are generally entitled to receive regular cash dividends or dividend equivalents, respectively, at the discretion of the Board of Directors, if paid by the Company during the period of time that the restricted stock, RSU or PSU awards are unvested. Certain of the Company’s PSU awards are subject to quarterly remeasurement of expense with corresponding adjustments to cumulative recognized compensation expense, as the service inception date precedes the grant date for these awards.

The Company is authorized to grant equity awards to employees, advisors and non-employee directors covering an aggregate of 21.8 million shares of AOL common stock under the 2010 SIP. Shares that are subject to Restricted Stock Awards or Other Stock-Based Awards (as such terms are defined in the 2010 SIP) shall be counted against the share authorization limit and the per participant limit as 1.61 shares for every share granted. Amounts available for issuance pursuant to grants under the 2010 SIP will change over time based on such activities as the conversion of equity awards into common stock, the forfeiture of equity awards and the cancellation of equity awards, among other activities.

Upon the (i) exercise of a stock option award, (ii) vesting of a RSU, (iii) grant of restricted stock or (iv) vesting of a performance share, shares of AOL common stock are issued from authorized but unissued shares or from treasury stock.

Equity-Based Compensation Expense

Compensation expense recognized by AOL related to its equity-based compensation plans is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options	$4.5	$5.7	$8.8	$10.6
RSUs and PSUs	4.1	5.3	8.4	10.8

Total equity-based compensation expense	$8.6	$11.0	$17.2	$21.4

Tax benefit recognized	$3.4	$4.3	$6.8	$8.4

As of June 30, 2012, the Company had 7.8 million stock options and 3.4 million RSUs/PSUs outstanding to employees, advisors and non-employee directors. The weighted-average exercise price of the stock options and the weighted-average grant date fair value of the RSUs/PSUs outstanding as of June 30, 2012 were $20.64 and $21.61, respectively.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2012, total unrecognized compensation cost related to unvested AOL stock option awards was $30.6 million and is expected to be recognized over a weighted-average period of approximately 2.5 years. Total unrecognized compensation cost as of June 30, 2012 related to unvested RSUs/PSUs was $52.3 million and is expected to be recognized over a weighted-average period of approximately 2.6 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation expense related to these awards will be different from the Company’s expectations.

AOL Stock Options

The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value AOL stock options at their grant date:

	Six Months Ended June 30,
	2012	2011
Expected volatility	39.6%	36.7%
Expected term to exercise from grant date	5.33 years	5.50 years
Risk-free rate	0.9%	2.5%
Expected dividend yield	0.0%	0.0%

The assumptions above relate to AOL stock options granted during the period. The assumptions for 2011 do not include stock options that were converted in connection with the acquisition of The Huffington Post during the six months ended June 30, 2011.

NOTE 8—RESTRUCTURING COSTS

For the three months ended June 30, 2012, the Company recorded a reduction to expense of $0.1 million related primarily to changes in previous estimates of restructuring costs. For the six months ended June 30, 2012, the Company incurred $7.3 million of restructuring costs related to organizational changes made in an effort to improve its ability to execute its strategy.

A summary of AOL’s restructuring activity for the six months ended June 30, 2012 is as follows (in millions):

	Employee Terminations	Other Exit Costs	Total
Liability at December 31, 2011	$5.6	$7.1	$12.7
Restructuring expense	7.7	(0.4)	7.3
Foreign currency translation and other adjustments	0.9	0.2	1.1
Cash paid	(12.1)	(3.0)	(15.1)

Liability at June 30, 2012	$2.1	$3.9	$6.0

At June 30, 2012, of the remaining liability of $6.0 million, $5.6 million was classified as a current liability within accrued expenses and other current liabilities, with the remaining $0.4 million classified within other long-term liabilities in the consolidated balance sheet. Amounts classified as long-term are expected to be paid through 2014.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Commitments

For a description of AOL’s commitments see “Note 10” to the Company’s audited consolidated financial statements included in the Annual Report.

Contingencies

During the second quarter of 2012, the Company paid $13.5 million to settle a sales tax matter with the Virginia Department of Taxation covering the period from February 1995 through December 2011. In connection with the resolution of this matter, the Company recorded incremental sales and use tax expense within general & administrative expense of $7.6 million and $9.6 million for the three and six months ended June 30, 2012, respectively.

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

On June 29, 2012, the Company announced a plan to form operating units in conjunction with a planned change in management structure. However, the planned operating units are still being finalized, and there is currently no financial data regularly reviewed by the Company’s chief operating decision maker, its Chief Executive Officer, below the consolidated unit level. The organizational changes announced on June 29, 2012 did not impact the Company’s conclusion that the chief operating decision maker is its Chief Executive Officer as of and for the six months ended June 30, 2012. The chief operating decision maker continues to evaluate performance and make operating decisions about allocating resources based on financial data presented on a consolidated basis. There are no executives who are held accountable by AOL’s chief operating decision maker, or anyone else, for an operating measure of profit or loss for any operating unit below the consolidated unit level. Accordingly, management has determined that the Company has one segment as of and for the six months ended June 30, 2012.

AOL INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL	PROCEEDINGS

During the second quarter of 2012, we paid $13.5 million to settle a sales tax matter with the Virginia Department of Taxation covering the period from February 1995 through December 2011. In connection with the resolution of this matter, we recorded incremental sales and use tax expense within general & administrative expense of $7.6 million and $9.6 million for the three and six months ended June 30, 2012, respectively.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of common shares repurchased by the Company under its stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, - April 30, 2012	-	$-	-	$40,800,000
May 1, - May 31, 2012	-	$-	-	$40,800,000
June 1, - June 30, 2012	-	$-	-	$40,800,000
Total	-	$-	-	$40,800,000

(a) On August 11, 2011 the Company announced that its Board of Directors approved a stock repurchase program effective August 10, 2011, which authorizes the Company to repurchase up to $250 million of its outstanding shares of common stock through August 2012. Repurchases have been and will be made in accordance with applicable securities laws in the open market or in private transactions and may include derivative transactions, or pursuant to any trading plan adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program may be suspended or discontinued at any time. The approximate dollar value of shares that may yet be repurchased under the program disclosed above excludes commissions and other fees paid in relation to repurchases through June 30, 2012.

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

AOL INC.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 1, 2012.

AOL INC.

By	/S/ ARTHUR MINSON
Name:	Arthur Minson
Title:	Chief Operating Officer and Acting Chief Financial Officer

AOL INC.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Stock and Asset Purchase Agreement, by and between AOL Inc. and Microsoft Corporation, dated as of April 5, 2012.**

10.2	Intellectual Property Matters Agreement, between AOL Inc. and Microsoft Corporation, dated as of June 15, 2012.**

10.3	Amended and Restated AOL Inc. 2010 Stock Incentive Plan (incorporated herein by reference to Annex A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 20, 2012 (File No. 001-34419)).*

10.4	Executive Employment Agreement between Curtis Brown and AOL Inc. entered into as of May 9, 2012.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (ii) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, (iv) Consolidated Statements of Equity for the six months ended June 30, 2012 and 2011 and (v) Notes to Consolidated Financial Statements. ††

*	Management contract or compensatory plan or arrangement.

**	An application for confidential treatment for selected portions of this agreement has been filed with the Securities and Exchange Commission.

†	This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.