Form 10-Q
period 2012-09-30
AOL Inc.
filed 2012-11-06
CIK 1468516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 2, 2012, the number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding was 83,696,734.

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

Achieving our business and financial objectives, including improved financial results and maintenance of a strong balance sheet and liquidity position, could be adversely affected by the factors discussed or referenced in “Item 1A—Risk Factors” in our Annual Report as well as, among other things:

•	changes in our plans, strategies and intentions;

•	potential fluctuation in market valuations associated with our cash flows and revenues;

•	the impact of significant acquisitions, dispositions and other similar transactions;

•	our ability to attract and retain key employees;

•	any negative unintended consequences of cost reductions, restructuring actions or similar efforts, including with respect to any associated savings, charges or other amounts;

•	market adoption of new products and services;

•	our ability to attract and retain unique visitors to our properties;

•	asset impairments; and

•	the impact of “cyber warfare” or terrorist acts and hostilities.

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

•	Results of operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2012 and 2011.

•

Liquidity and capital resources. This section provides a discussion of our current financial condition and an analysis of our cash flows for the nine months ended September 30, 2012 and 2011. This section also provides an update to the discussion in our Annual Report of our customer credit risk and includes a discussion of the amount of financial capacity available to fund our future commitments and ongoing operating activities.

•

Critical accounting policies. This section identifies those accounting policies that are considered important to our results of operations and financial condition and require significant judgment and estimates on the part of management.

Overview

Our Business

We are a leading global web services company with a suite of compelling brands and offerings and a substantial worldwide audience. Our business spans online content, products and services that we offer to consumers, publishers, subscribers and advertisers. We are focused on attracting and engaging internet consumers and providing valuable online advertising services. We market our offerings to advertisers on both AOL Properties and the Third Party Network under the brand “AOL Advertising.” Through the Advertising.com Group, we provide third party publishers with premium products and services intended to make their websites attractive to brand advertisers, such as video and custom content production, in addition to offering ad serving and sales of third party advertising inventory. Our AOL-brand access subscription service, which we offer consumers in the United States for a monthly fee, is a valuable distribution channel for AOL Properties.

On June 29, 2012, we announced a plan to form operating units in conjunction with a planned change in organizational structure. We currently plan to organize our business into three main areas: AOL Membership,

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Brands and Advertising.com. We expect that the new operating structure will enhance our focus on profitability, coordinated business execution, and resource allocation across our portfolio of brands and services. We have initiated the process to prepare detailed information for each of these areas of our business and expect to complete that process by the end of the year. As of September 30, 2012, we continue to have one operating and reportable segment.

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

Growth of our advertising revenues depends on our continued ability to attract consumers and increase engagement on AOL Properties by offering compelling content, products and services, as well as on our ability to provide effective advertising solutions and optimize our inventory monetization. In order to attract consumers and generate increased engagement, we have developed and acquired, and intend to continue to develop and potentially acquire, content, products and services designed to meet these goals. Our plans include the development of a number of platforms that are designed to facilitate the production, aggregation, distribution and consumption of national and local content. Additionally, we have invested in premium content brands to deliver a scaled and differentiated array of premium news, analysis, commentary, entertainment and community engagement.

Historically, our primary subscription service has been our subscription access service. To supplement our subscription access service, we offer new products and services that are either third party or AOL-developed products. We earn performance-based fees in relation to marketing third party products and services. We offer these products to our current and former access subscribers as well as other internet consumers.

Key indicators to understanding our operating results include:

•	Growth of advertising revenues;

•	Unique visitors to AOL Properties;

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

•	Monthly average churn and average paid tenure of our domestic AOL-brand access subscribers;

•	Our investment in the local online market, which we believe is a potential growth area; and

•	Our ability to manage our operating cost structure.

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

•

The method of internet access continues to shift away from dial-up access and this trend has contributed to the decline in our subscription revenues. We continue to evolve our offerings of online products and services to provide significant value to our subscribers and other consumers. We expect that our offerings will allow us to continue to grow new subscription services and expand our customer base. As the number of subscribers has declined, our remaining subscriber base has become longer tenured. We believe that subscriber churn and the decline in subscription revenues will continue to moderate in the foreseeable future as our tenured base matures and the value of the additional products and services offered to subscribers increases.

•

We believe there is a growing advertiser demand for innovation in online advertising formats to be more conducive to product branding. To address this opportunity, we are focusing on premium formats and video to create an enhanced experience for consumers and advertisers. We are increasing our focus on premium news, analysis, commentary, entertainment and community engagement through HPMG. We are also increasing video streams and reach through video platforms and networks offered by 5 Minutes Ltd. (“5Min”) and goviral ApS (“goviral”) and improving premium format advertising offerings through Pictela, Inc.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Recent Developments

Dutch Auction Tender Offer

On June 28, 2012, we announced a $400.0 million modified Dutch auction tender offer. The tender offer began on the date of the announcement, June 28, 2012, and expired on August 2, 2012. Through the Dutch auction tender offer, AOL’s shareholders had the opportunity to tender some or all of their shares at a price within the range of $27.00 to $30.00 per share. Upon expiration, approximately 0.3 million shares were tendered through the offer at a final purchase price of $30.00 per share, for a total purchase price of approximately $8.8 million. We accounted for the repurchase of these shares as treasury stock during the third quarter of 2012.

Accelerated Stock Repurchase Agreement

On August 26, 2012, we entered into a fixed dollar collared accelerated stock repurchase agreement with Barclays Capital Inc. (“Barclays”), as agent for Barclays Bank PLC, effective August 27, 2012 (the “ASR Agreement”). Under the ASR Agreement, on August 30, 2012, we paid $654.1 million from cash on hand to Barclays to repurchase outstanding shares of common stock. The consideration paid to Barclays to repurchase shares included $54.1 million in contemplation of the special cash dividend announced by us on August 27, 2012 and discussed further below, which was calculated as the present value of the special cash dividend with respect to those shares deliverable under the ASR Agreement prior to the ex-dividend date of December 3, 2012.

The specific number of shares that we ultimately will repurchase under the ASR Agreement will be based generally on the share price of our common stock over a valuation period in accordance with the terms of the ASR Agreement, subject to a floor and cap provision that establishes a minimum and maximum number of repurchased shares, and subject to the agreed adjustment for the value of the special cash dividend. The minimum and maximum share number depends generally on the share price at which Barclays purchased shares of common stock during the initial hedging period, during which Barclays established an initial hedge position in respect of its obligations to deliver shares under the ASR Agreement. Barclays delivered 4.0 million shares to us on August 30, 2012, which we accounted for as treasury stock during the third quarter. Barclays delivered an additional 6.5 million shares on October 24, 2012, and Barclays will be required to make additional share deliveries under the ASR Agreement. We expect to receive delivery of a substantial majority of shares underlying the transaction before the end of the year. On final settlement of the ASR Agreement, we may be entitled to receive additional shares of common stock, or if we elect, cash, from Barclays, or under certain circumstances specified in the ASR Agreement, we may be required to deliver shares or make a cash payment, at our option, to Barclays. In connection with this transaction, Barclays has purchased and is expected to continue to purchase common stock in the open market. See “Note 6” in our consolidated financial statements for additional information on the ASR Agreement.

Special Cash Dividend

On August 26, 2012, we declared the payment of a special, one-time, cash dividend of $5.15 per share, payable on December 14, 2012 to shareholders of record at the close of business on December 5, 2012 (the “Special Cash Dividend”). As a result of the declaration of the Special Cash Dividend, we recorded an estimated dividend payable of $445.1 million as of September 30, 2012, reflecting the estimated amount of the Special Cash Dividend based on shares expected to be outstanding on December 5, 2012. This amount is subject to change based on the actual number of shares outstanding on December 5, 2012. We expect to announce the anticipated treatment of the dividend for tax purposes prior to the ex-dividend date of December 3, 2012. See “Note 6” in our consolidated financial statements for additional information on the Special Cash Dividend.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Tax Asset Protection Plan

As of September 30, 2012, we have significant domestic tax attributes, including both net operating loss deferred tax assets and capital loss carry-forward deferred tax assets. Unless otherwise restricted, we can utilize these tax attributes in certain circumstances to offset future U.S. taxable income, including in connection with capital gains that may be generated from a potential asset sale. Should a “change of control” be triggered under Section 382 of the Internal Revenue Code of 1986, as amended, we may not be able to utilize these tax attributes to offset future U.S. taxable income, or such utilization could be significantly delayed. As a result, during the third quarter of 2012, we adopted a Tax Asset Protection Plan (the “TAPP”) that is intended to act as a deterrent to any individual, individual fund or family of funds with common dispositive power acquiring 4.9% or more of our outstanding shares without the approval of our Board of Directors. We intend to submit the TAPP for stockholder approval at our next annual meeting of stockholders. The adoption of the TAPP did not have a material impact on our financial statements as of and for the three months ended September 30, 2012. See “Note 6” in our consolidated financial statements for additional information on the TAPP.

Key Metrics

Audience Metrics

We utilize unique visitor numbers to evaluate the performance of AOL Properties. In addition, we utilize unique visitor numbers to evaluate the reach of our total advertising network, which includes both AOL Properties and the Third Party Network. Unique visitor numbers provide an indication of our consumer reach. Although our consumer reach does not correlate directly to advertising revenue, we believe that our ability to broadly reach diverse demographic and geographic audiences is attractive to brand advertisers seeking to promote their brands to a variety of consumers without having to partner with multiple content providers. AOL’s unique visitor numbers also include unique visitors attributable to co-branded websites owned by third parties for which certain criteria have been met, including that the internet traffic has been assigned to us through a traffic assignment letter. For the three months ended September 30, 2012, approximately 8.4% of our unique visitors to AOL Properties were attributable to co-branded websites owned by third parties where the internet traffic was assigned to us, compared to approximately 6.1% for the three months ended September 30, 2011. This increase is due primarily to new agreements for co-branded websites.

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

The following table presents our unique visitor metrics for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Domestic average monthly unique visitors to AOL Properties	111	107	110	111
Domestic average monthly unique visitors to AOL Advertising Network	186	187	186	183

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Subscriber Access Metrics

The primary metrics we monitor for our subscription access service are monthly average churn and average paid tenure. Monthly average churn represents on average the percentage of AOL-brand access subscribers that are either terminated or cancel our services each month, factoring in new and reactivated subscribers. The domestic AOL-brand access subscriber monthly average churn was 1.8% and 2.2% for the three months ended September 30, 2012 and 2011, respectively. Average paid tenure represents the average period of time subscribers have paid for domestic AOL-brand internet access. The average paid tenure of the remaining domestic AOL-brand access subscribers has been increasing, and was approximately 11.8 years and 10.6 years for the three months ended September 30, 2012 and 2011, respectively.

Results of Operations

Revenues

The following table presents our revenues, by revenue type, for the periods presented (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Revenues:
Advertising	$340.0	$317.7	7%	$1,007.9	$950.4	6%
Subscription	173.5	191.9	(10)%	531.1	608.6	(13)%
Other	18.2	22.1	(18)%	53.2	66.3	(20)%

Total revenues	$531.7	$531.7	-	$1,592.2	$1,625.3	(2)%

The following table presents our revenues, by revenue type, as a percentage of total revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Advertising	64%	60%	63%	58%
Subscription	33	36	33	37
Other	3	4	4	5

Total revenues	100%	100%	100%	100%

Advertising Revenues

Advertising revenues are generated on AOL Properties through display advertising and search and contextual advertising, as described in “Overview – Our Business” herein. Agreements for advertising on AOL Properties typically take the form of impression-based contracts in which we provide impressions in exchange for a fixed fee (generally stated as cost- per-thousand impressions), time-based contracts in which we provide a minimum number of impressions over a specified time period for a fixed fee or performance-based contracts in which performance is measured in terms of either “click-throughs” when a user clicks on a company’s advertisement or other user actions such as product/customer registrations, survey participation, sales leads or product purchases. In addition, agreements with advertisers can include other advertising-related elements such as content sponsorships, exclusivities or advertising effectiveness research.

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

Advertising revenues on AOL Properties and the Third Party Network for the three and nine months ended September 30, 2012 and 2011 are as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
AOL Properties:
Display	$135.4	$136.7	(1)%	$405.6	$402.8	1%
Search and Contextual	91.8	85.1	8%	267.9	268.7	(0)%

Total AOL Properties	227.2	221.8	2%	673.5	671.5	0%
Third Party Network	112.8	95.9	18%	334.4	278.9	20%

Total advertising revenues	$340.0	$317.7	7%	$1,007.9	$950.4	6%

Advertising revenues increased $22.3 million and $57.5 million for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011, primarily reflecting an increase in Third Party Network revenue. The increase in Third Party Network revenue of $16.9 million and $55.5 million for the three and nine months ended September 30, 2012, respectively, relates in part to an increase in publishers on the network and increased sales of premium packages and products, including video. In addition, Third Party Network revenue increased by $9.6 million and $23.5 million for the three and nine months ended September 30, 2012, respectively, as a result of the consolidation of Ad.com Japan beginning in the first quarter of 2012. Domestic search and contextual revenue for the three and nine months ended September 30, 2012, increased $6.7 million and $2.8 million, respectively, as compared to the same periods in 2011, driven primarily by continued increase in search revenue on AOL.com of $8.9 million and $22.8 million, respectively, through the optimization of both the customer and advertiser experiences and by increased queries from marketing related efforts. The increase in domestic search and contextual revenues was partially offset by a decline in AOL-brand access subscribers and a decline in queries on co-branded portals. International search and contextual revenue declines of $3.6 million for the nine months ended September 30, 2012 are mainly due to fewer queries primarily in the UK. International display revenue increased by $2.0 million and $7.2 million for the three and nine months ended September 30, 2012, respectively, primarily due to improved performance in the UK and Canada. Domestic display revenue declined $3.3 million and $4.4 million for the three and nine months ended September 30, 2012, respectively, due to the decline in the sale of reserved inventory and an increase in the number of impressions sold through the network at lower prices. The decrease in domestic display revenue was partially offset by growth in reserved pricing due to the increased sales of premium formats and video and by strong revenue growth from Patch.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Revenues Associated with Google

For all periods presented in this Quarterly Report, we have had a contractual relationship with Google Inc. (“Google”) whereby we generate revenues through paid text-based search and contextual advertising on AOL Properties provided by Google, which represent a significant percentage of the advertising revenues generated by AOL Properties. For the three and nine months ended September 30, 2012, the revenues associated with the Google relationship (substantially all of which were search and contextual revenues generated on AOL Properties) were $85.9 million and $250.9 million, respectively, as compared to $80.7 million and $252.0 million for the three and nine months ended September 30, 2011, respectively.

Subscription Revenues

The number of domestic AOL-brand access subscribers was 2.9 million and 3.5 million at September 30, 2012 and 2011, respectively. Domestic average monthly revenue per AOL-brand access subscriber (“ARPU”) was $18.47 and $18.09 for the three and nine months ended September 30, 2012, respectively, compared to $17.49 and $17.66 for the three and nine months ended September 30, 2011, respectively. We include in our subscriber numbers individuals, households and entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL access service. Individuals who have registered for our free offerings, including subscribers who have migrated from paid subscription plans, are not included in the AOL-brand access subscriber numbers presented above. Subscribers to our subscription access service contribute to our ability to generate advertising revenues.

Subscription revenues declined 10% and 13% for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. The decline was due to an approximate 16% decrease in the number of domestic AOL-brand access subscribers between September 30, 2011 and September 30, 2012. Subscription revenue for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 also includes a favorable impact related to the simplified pricing structure initiated in late 2011.

Other Revenues

Other revenues consist primarily of revenues from licensing our proprietary ad serving technology to third parties through ADTECH, licensing revenues from third-party customers of MapQuest’s business-to-business services and fees from mobile carriers associated with our mobile e-mail and instant messaging functionality. In addition, other revenue also includes revenue from ticket sales related to technology events hosted by TechCrunch and production fees for videos produced by StudioNow.

Other revenues decreased 18% and 20% for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011, due primarily to a decrease in revenues from our mobile messaging services and a decline in third party web hosting revenues, partially offset by an increase in StudioNow production fees. In addition, the nine months ended September 30, 2012 includes an increase in ADTECH licensing revenues.

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

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Operating Costs and Expenses

The following table presents our operating costs and expenses for the periods presented (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Costs of revenues	$382.3	$397.9	(4)%	$1,163.1	$1,190.2	(2)%
General and administrative	97.2	95.5	2%	301.2	333.5	(10)%
Amortization of intangible assets	9.0	22.6	(60)%	28.6	73.5	(61)%
Restructuring costs	0.4	7.1	(94)%	7.7	35.5	(78)%

The following table represents our operating costs and expenses as a percentage of revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating costs and expenses:
Costs of revenues	72%	75%	73%	73%
General and administrative	18	18	19	21
Amortization of intangible assets	2	4	2	5
Restructuring costs	-	1	-	2

Operating costs and expenses	92%	98%	94%	101%

Costs of Revenues

The following categories of costs are generally included in costs of revenues: personnel and facilities costs, TAC, network-related costs, non-network depreciation and amortization and other costs of revenues. TAC consists of costs incurred through arrangements in which we acquire third-party online advertising inventory for resale and arrangements whereby partners distribute our free products or services or otherwise direct traffic to AOL Properties. TAC arrangements have a number of different economic structures, the most common of which are: payments based on a cost per thousand impressions or based on a percentage of the ultimate advertising revenues generated from the advertising inventory acquired for resale and payments for direct traffic delivered to AOL Properties priced on a per click basis (e.g., search engine marketing fees). These arrangements are primarily on a variable basis; however, the arrangements can also be on a fixed-fee basis, which often carry reciprocal performance guarantees by the counterparty, or a combination of fixed and variable fees.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Costs of revenues for the three and nine months ended September 30, 2012 and 2011 are as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Costs of revenues:
Personnel costs	$155.4	$159.3	(2)%	$477.0	$481.2	(1)%
Facilities costs	13.2	14.1	(6)%	40.4	42.6	(5)%
TAC	89.6	76.5	17%	252.8	222.2	14%
Network-related costs	40.1	47.0	(15)%	121.1	142.4	(15)%
Non-network depreciation and amortization	15.4	17.8	(13)%	48.0	54.5	(12)%
Other costs of revenues	68.6	83.2	(18)%	223.8	247.3	(10)%

Total costs of revenues	$382.3	$397.9	(4)%	$1,163.1	$1,190.2	(2)%

Costs of revenues decreased for the three and nine months ended September 30, 2012 as compared to the same periods in 2011.

The decrease in personnel costs for the three and nine months ended September 30, 2012 as compared to the same periods in 2011 is primarily due to declines in retention compensation expense of $7.4 million and $18.3 million, respectively, related to our 2010 and 2011 acquisitions, partially offset by increases in compensation.

TAC increased for the three and nine months ended September 30, 2012 as compared to the same periods in 2011, primarily due to the increase in Third Party Network advertising revenues, which resulted in higher variable revenue share payments to our publishing partners (including increases in TAC as a result of our consolidation of Ad.com Japan of $6.5 million and $15.8 million for the three and nine months ended September 30, 2012, respectively).

The decrease in network-related costs for the three and nine months ended September 30, 2012 as compared to the same periods in 2011 is primarily due to the decommissioning of certain network equipment, which is due in part to the decline in the number of domestic AOL-brand access subscribers. Costs of revenues for the three and nine months ended September 30, 2012 as compared to the same periods in 2011 also included a decline in non-network depreciation and amortization primarily due to a decline in depreciable and amortizable assets.

Other costs of revenues decreased for the three months ended September 30, 2012 as compared to the same period in 2011 primarily due to declines in internal content development costs of $5.1 million related primarily to our reduced reliance on freelancers and a decline in business travel related costs of $2.4 million.

Other costs of revenues decreased for the nine months ended September 30, 2012 as compared to the same period in 2011 primarily due to declines in internal content development costs of $22.6 million related primarily to our reduced reliance on freelancers, declines in office supplies and equipment of $3.9 million, a decrease in billing expenses of $3.1 million due to a decline in AOL brand-access subscribers and a decrease in outsourced member service costs of $2.8 million which primarily related to a decline in call center operations. These declines were partially offset by an increase in sales tax expense of $9.6 million relating to the Virginia sales tax settlement in the second quarter of 2012.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

General and Administrative

General and administrative expenses were essentially flat for the three months ended September 30, 2012 as compared to the same period in 2011, as a small increase in compensation was substantially offset by a decline in consulting costs.

General and administrative expenses decreased $32.3 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The decrease was primarily due to a decline in personnel costs of $26.6 million, including the impact of reduced corporate headcount, a favorable change in our accrued vacation as a result of a change in policy and reduced stock compensation expense resulting from vesting of certain stock awards in December 2011. General and administrative expenses for the nine months ended September 30, 2012 as compared to the same period in 2011 were also impacted by declines in marketing costs of $5.8 million, a decrease in depreciation and amortization of $6.5 million primarily due to a decline in depreciable and amortizable assets and prior year acquisition-related expenses of $9.7 million. These declines were partially offset by costs incurred during the nine months ended September 30, 2012 of $10.6 million related to the proxy contest and $9.4 million related to the patent sale and return of the related proceeds to shareholders.

Amortization of Intangible Assets

Amortization of intangible assets results primarily from acquired intangible assets including acquired technology, customer relationships and trade names. Amortization of intangible assets decreased $13.6 million and $44.9 million for the three and nine months ended September 30, 2012 as compared to the same periods in 2011, related to the impact of certain intangible assets becoming fully amortized.

Restructuring Costs

For the nine months ended September 30, 2012, we incurred $7.7 million of restructuring costs related to organizational changes made in an effort to improve our ability to execute our strategy. These restructuring costs were primarily related to involuntary terminations of employees.

We incurred $7.1 million and $35.5 million of restructuring costs for the three and nine months ended September 30, 2011, respectively, related to our restructuring activities to better align our organizational structure and costs with our strategy. Restructuring costs for the nine months ended September 30, 2011 includes costs incurred as a result of our acquisition of The Huffington Post, a reassessment of our operations in India and actions in the United States to align our costs with our strategy. The majority of these costs related to involuntary employee terminations.

Other Transactions Impacting Operating Income

The following table presents other transactions impacting operating income for the periods presented (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Income from licensing of intellectual property	$-	$-	NM	$ (96.0)	$-	NM
(Gain) loss on disposal of assets, net	(0.3)	-	NM	(946.1)	1.6	NM

NM = not meaningful

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

On June 15, 2012, the Company sold approximately 800 patents and their related patent applications (the “Sold Patents”) to Microsoft Corporation, a Washington corporation (“Microsoft”), and granted Microsoft a non-exclusive license to the Company’s retained patent portfolio. Income from licensing of intellectual property of $96.0 million for the nine months ended September 30, 2012 reflects the license of our retained patent portfolio to Microsoft in June 2012. The gain on disposal of assets, net of $946.1 million for the nine months ended September 30, 2012 reflects the sale of the Sold Patents to Microsoft. See “Note 4” in our accompanying consolidated financial statements for additional information.

Operating Income (Loss)

Operating income increased $34.5 million for the three months ended September 30, 2012 as compared to the same period in 2011 due to the declines in cost of revenues, amortization of intangible assets and restructuring costs.

Operating income increased $1,142.7 million for the nine months ended September 30, 2012 as compared to the same period in 2011 due to the gain on the disposition of the Sold Patents and income from licensing of intellectual property, as well as declines in cost of revenues, general and administrative costs, amortization of intangible assets and restructuring costs, partially offset by the decline in revenues.

Other Income Statement Amounts

The following table presents our other income statement amounts for the periods presented (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Other income (loss), net	$2.0	$(1.5)	NM	$9.3	$(2.6)	NM
Income tax provision (benefit)	24.4	9.7	NM	130.7	(1.9)	NM

Other Income (Loss), Net

Other income, net was $2.0 million for the three months ended September 30, 2012 as compared to other loss, net of $1.5 million for the same period in 2011. The increase was due primarily to a non-cash gain related to a step acquisition of $1.8 million and favorable foreign currency impacts of $1.2 million.

Other income, net was $9.3 million for the nine months ended September 30, 2012 as compared to other loss, net of $2.6 million for the same period in 2011. The increase was due primarily to the $10.8 million non-cash gain related to the consolidation of Ad.com Japan recorded in the first quarter of 2012.

Income Tax Provision (Benefit)

We recorded pre-tax income from operations of $45.1 million and related income tax expense of $24.4 million, which resulted in an effective tax rate of 54.1% for the three months ended September 30, 2012, as compared to an effective tax rate of 136.6% for the three months ended September 30, 2011. The effective tax rate for the three months ended September 30, 2011 and the three months ended September 30, 2012 differed substantially from the statutory U.S. federal income tax rate of 35.0% primarily due to foreign losses that did not produce a tax benefit.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

We recorded pre-tax income from operations of $1,143.0 million and related income tax expense of $130.7 million, which resulted in an effective tax rate of 11.4% for the nine months ended September 30, 2012, as compared to the effective tax rate of 16.4% for the nine months ended September 30, 2011. The effective tax rate for the nine months ended September 30, 2012 differed substantially from the statutory U.S. federal income tax rate of 35.0% primarily due to the tax impact of the patent transaction with Microsoft during the second quarter of 2012. No material cash taxes will be paid on the patent transaction due to existing net operating losses which offset substantially all of the ordinary income generated by the patent transaction. However, for book purposes, this transaction resulted in income tax expense of $71.2 million. The patent transaction consisted of two elements: first, the sale of patents and the stock of a subsidiary, and second, the licensing of our retained patent portfolio, resulting in pre-tax income of $1,042.1 million. The tax expense relates primarily to ordinary income realized on the transaction, the majority of which is due to the licensing portion. In addition, the transaction created a significant capital loss due to the tax basis in the disposed subsidiary. We do not believe it is currently more likely than not that this capital loss will be realized, and accordingly, have recorded a full valuation allowance on the capital loss generated by the patent transaction. In addition to the effect of the patent transaction on income tax expense, we also had foreign losses that did not produce a tax benefit. The effective tax rate for the nine months ended September 30, 2011 differed from the statutory U.S. federal income tax rate of 35.0% due to income tax benefits related to a worthless stock deduction and escrow disbursements from prior acquisitions, partially offset by foreign losses that did not produce a tax benefit.

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

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following table presents our reconciliation of Adjusted OIBDA to operating income (loss) (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Operating income (loss)	$43.1	$8.6	NM	$1,133.7	$(9.0)	NM
Add: Depreciation	34.3	38.3	(10)%	105.6	125.1	(16)%
Add: Amortization of intangible assets	9.0	22.6	(60)%	28.6	73.5	(61)%
Add: Restructuring costs	0.4	7.1	(94)%	7.7	35.5	(78)%
Add: Equity-based compensation	11.1	10.3	8%	28.3	31.7	(11)%
Add: Asset impairments and write-offs	0.2	0.9	(78)%	3.0	5.1	(41)%
Add: Losses/(gains) on disposal of assets, net	(0.2)	(0.6)	(67)%	(946.6)	1.0	NM

Adjusted OIBDA	$97.9	$87.2	12%	$360.3	$262.9	37%

Adjusted OIBDA increased for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 due primarily to the increase in operating income, driven by declines in costs of revenues.

Adjusted OIBDA increased for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 due primarily to the increase in operating income, driven by $96.0 million from licensing our retained patent portfolio. Adjusted OIBDA for the nine months ended September 30, 2012 was negatively impacted by costs related to the proxy contest of $10.6 million, costs related to the patent sale and return of the related proceeds to shareholders of $9.4 million and $9.6 million of expense relating to the Virginia sales tax settlement in the second quarter of 2012.

Liquidity and Capital Resources

Current Financial Condition

Historically, the cash we generate has been sufficient to fund our working capital, capital expenditure and financing requirements. Forecasts of future cash flows are dependent on many factors, including future economic conditions and the execution of our strategy. We expect to fund our ongoing working capital, investing and financing requirements, including future repurchases of common stock and payment of the Special Cash Dividend, through our existing cash balance and cash flows from operations. Increases in cash flows from operations are achieved when growth from our online advertising services more than offsets the decline in domestic AOL-brand access subscribers. In order for us to achieve an increase in earnings from advertising services, we believe it will be important to increase the number and engagement of consumers who visit our properties, to enable us to increase our overall volume of display advertising sold, including through our higher-priced channels, and to maintain or increase pricing for advertising. Advertising revenues, however, are more unpredictable and variable than our subscription revenues, and are more likely to be adversely affected during economic downturns, as spending by advertisers tends to be cyclical in line with general economic conditions.

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

At September 30, 2012, our cash and equivalents totaled $867.1 million, as compared to $407.5 million at December 31, 2011. The increase in cash and equivalents was primarily due to the $1,056 million proceeds from the sale of the Sold Patents and the license of our retained patent portfolio to Microsoft in the second quarter of 2012 and cash provided by operations for the nine months ended September 30, 2012. Offsetting these increases to cash and equivalents were payments of $654.1 million made to Barclays during the third quarter of 2012 in connection with the ASR Agreement. See “Note 6” in our consolidated financial statements for more information on the ASR Agreement. Our cash and equivalents consist of highly liquid short-term investments that are readily convertible to cash.

Approximately 11% of our cash and equivalents as of September 30, 2012 is held internationally, primarily in the United Kingdom, India, Japan, and Germany, and is intended to be utilized to fund our foreign operations. Cash held internationally would have to be repatriated in order to be used to fund our domestic operations. If we were to repatriate funds, we currently expect that we would incur additional tax liabilities. We believe the cash balance in the U.S. is sufficient to fund our domestic working capital needs.

Summary Cash Flow Information

Our cash flows from operations are driven by net income adjusted for non-cash items such as depreciation, amortization, goodwill impairment, equity-based compensation expense and other activities impacting net income such as the gains and losses on the sale of assets or operating subsidiaries. Cash flows from investing activities consist primarily of the cash used in the acquisitions of various businesses, proceeds received from the sale of assets or operating subsidiaries and cash used for capital expenditures. Capital expenditures and product development costs are mainly for the purchase of computer hardware, software, network equipment, furniture, fixtures and other office equipment. Cash flows from financing activities relate primarily to principal payments made on capital lease obligations and repurchases of common stock.

Operating Activities

The following table presents cash provided by operating activities for the periods presented (in millions):

	Nine Months Ended September 30,
	2012	2011
Net income (loss)	$1,012.3	$(9.7)
Adjustments for non-cash and non-operating items:
Depreciation and amortization	134.2	198.6
Asset impairments and write-offs	3.0	5.1
(Gain) loss on step acquisitions and disposal of assets, net	(958.7)	2.4
Equity-based compensation	28.3	31.7
Deferred income taxes	103.0	(5.8)
Other non-cash adjustments	(3.2)	4.0
All other, net, including working capital changes	(30.0)	(29.9)

Cash provided by operating activities	$288.9	$196.4

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Cash provided by operating activities increased $92.5 million for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to the increase in operating income (excluding the gain on the disposition of the Sold Patents) driven mainly by the $96 million cash received from licensing our retained patent portfolio to Microsoft during the second quarter of 2012.

Investing Activities

The following table presents cash provided (used) by investing activities for the periods presented (in millions):

	Nine Months Ended September 30,
	2012	2011
Investments and acquisitions, net of cash acquired	$(10.3)	$(374.8)
Proceeds from disposal of assets, net	951.5	2.9
Capital expenditures and product development costs	(49.0)	(67.9)

Cash provided (used) by investing activities	$892.2	$(439.8)

Cash provided by investing activities was $892.2 million for the nine months ended September 30, 2012, as compared to cash used by investing activities of $439.8 million for the nine months ended September 30, 2011. The $1,332.0 million increase in cash provided by investing activities was principally due to the approximately $950 million in proceeds (net of transaction costs paid) from the disposition of the Sold Patents in 2012, as well as the acquisitions of The Huffington Post and goviral during the nine months ended September 30, 2011. The increase in cash provided by investing activities was also due to a decrease in capital expenditures and product development costs. In addition, investments and acquisitions, net of cash acquired, for the nine months ended September 30, 2012 includes $6.9 million of cash acquired from the step acquisition of Ad.com Japan (net of $1.2 million cash paid for the additional 3% interest) during the first quarter of 2012.

Financing Activities

The following table presents cash used by financing activities for the periods presented (in millions):

	Nine Months Ended September 30,
	2012	2011
Repurchase of common stock	$(698.7)	$(69.2)
Principal payments on capital leases	(41.1)	(36.4)
Tax withholdings related to net share settlements of restricted stock units	(6.3)	(0.3)
Decrease (increase) in cash collateral securing letters of credit	0.3	(12.6)
Proceeds from exercise of stock options	26.1	0.6

Cash used by financing activities	$(719.7)	$(117.9)

Cash used by financing activities increased $601.8 million for the nine months ended September 30, 2012, as compared to the same period in 2011, primarily due to repurchases of common stock, partially offset by $26.1 million of cash provided by the exercise of stock options in 2012.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Included in the $698.7 million related to repurchases of common stock for the nine months ended September 30, 2012 was $654.1 million paid to Barclays on August 30, 2012 to repurchase outstanding shares of common stock under the ASR Agreement, and the remainder was used to repurchase shares on the open market under the stock repurchase program approved on August 10, 2011 and through the modified Dutch auction tender offer. $54.1 million of the consideration paid to Barclays to repurchase shares was in contemplation of the Special Cash Dividend, and represents the present value of the one-time cash dividend with respect to those shares deliverable under the ASR Agreement prior to the ex-dividend date of December 3, 2012. See “Note 6” in our accompanying consolidated financial statements for additional information on our stock repurchase programs and Special Cash Dividend.

Included in the cash used by financing activities for the nine months ended September 30, 2011 was $69.2 million of cash paid for share repurchases as part of the stock repurchase program approved on August 10, 2011 and $12.6 million of cash collateral posted to secure letters of credit related to certain lease agreements.

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

The following table presents our reconciliation of Free Cash Flow to cash provided by operating activities (in millions):

	Nine Months Ended September 30,
	2012	2011
Cash provided by operating activities	$288.9	$196.4
Less: Capital expenditures and product development costs	49.0	67.9
Less: Principal payments on capital leases	41.1	36.4

Free Cash Flow	$198.8	$92.1

Free Cash Flow increased $106.7 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This increase is due to the increase in cash provided by operating activities, discussed in “Summary Cash Flow Information—Operating Activities” above and due to reduced capital expenditures and product development costs resulting from the shift in late 2011 to begin leasing certain assets.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Customer Credit Risk

Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed-upon contractual payment obligations. Credit risk originates from sales of advertising and subscription access service and is dispersed among many different counterparties. No single customer had a receivable balance at September 30, 2012 greater than 10% of total net receivables.

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

AOL INC.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information we are required to disclose in our financial reports is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to senior management, as appropriate, to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012, at a reasonable assurance level.

Changes to Internal Control Over Financial Reporting

We have evaluated the changes in our internal control over financial reporting that occurred during the three and nine months ended September 30, 2012 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AOL INC.

ITEM  1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Advertising	$340.0	$317.7	$1,007.9	$950.4
Subscription	173.5	191.9	531.1	608.6
Other	18.2	22.1	53.2	66.3

Total revenues	531.7	531.7	1,592.2	1,625.3
Costs of revenues	382.3	397.9	1,163.1	1,190.2
General and administrative	97.2	95.5	301.2	333.5
Amortization of intangible assets	9.0	22.6	28.6	73.5
Restructuring costs	0.4	7.1	7.7	35.5
Income from licensing of intellectual property	-	-	(96.0)	-
(Gain) loss on disposal of assets, net	(0.3)	-	(946.1)	1.6

Operating income (loss)	43.1	8.6	1,133.7	(9.0)
Other income (loss), net	2.0	(1.5)	9.3	(2.6)

Income (loss) from operations before income taxes	45.1	7.1	1,143.0	(11.6)
Income tax provision (benefit)	24.4	9.7	130.7	(1.9)

Net income (loss)	$20.7	$(2.6)	$1,012.3	$(9.7)
Net (income) loss attributable to noncontrolling interests	0.1	-	0.4	-

Net income (loss) attributable to AOL Inc.	$20.8	$(2.6)	$1,012.7	$(9.7)

Per share information attributable to AOL Inc. common stockholders:
Basic net income (loss) per common share	$0.22	$(0.02)	$10.82	$(0.09)

Diluted net income (loss) per common share	$0.22	$(0.02)	$10.64	$(0.09)

Shares used in computing basic income (loss) per common share	92.6	106.2	93.6	106.7

Shares used in computing diluted income (loss) per common share	96.0	106.2	95.2	106.7

Cash dividends declared per common share	$5.15	$-	$5.15	$-

Comprehensive income (loss) attributable to AOL Inc.:
Comprehensive income (loss)	$22.6	$(7.1)	$1,000.0	$0.6
Comprehensive (income) loss attributable to noncontrolling interests	0.1	-	0.6	-

Comprehensive income (loss) attributable to AOL Inc.	$22.7	$(7.1)	$1,000.6	$0.6

See accompanying notes.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and equivalents	$867.1	$407.5
Accounts receivable, net of allowances of $7.2 and $8.3, respectively	303.1	311.5
Prepaid expenses and other current assets	27.9	36.9
Deferred income taxes	38.1	53.7

Total current assets	1,236.2	809.6
Property and equipment, net	487.3	505.2
Goodwill	1,076.5	1,064.0
Intangible assets, net	129.2	135.2
Long-term deferred income taxes	169.0	259.2
Other long-term assets	62.7	51.8

Total assets	$3,160.9	$2,825.0

Liabilities and Equity
Current liabilities:
Accounts payable	$72.6	$74.9
Accrued compensation and benefits	117.2	152.8
Accrued expenses and other current liabilities	163.3	171.6
Dividend payable (see Note 6)	445.1	-
Deferred revenue	68.6	70.9
Current portion of obligations under capital leases	49.4	44.6

Total current liabilities	916.2	514.8
Long-term portion of obligations under capital leases	60.8	66.2
Long-term deferred income taxes	6.7	3.5
Other long-term liabilities	81.0	67.9

Total liabilities	1,064.7	652.4

Commitments and contingencies (see Note 9)

Redeemable noncontrolling interest (see Note 1)	14.1	-

Equity:
Common stock, $0.01 par value, 109.2 million shares issued and 90.1 million shares outstanding as of September 30, 2012 and 107.0 million shares issued and 94.3 million shares outstanding as of December 31, 2011	1.1	1.1
Additional paid-in capital	2,953.0	3,422.4
Accumulated other comprehensive income (loss), net	(299.6)	(287.5)
Accumulated deficit (see Note 6)	(222.2)	(789.8)
Treasury stock, at cost, 19.1 million shares at September 30, 2012 and 12.7 million shares at December 31, 2011	(349.9)	(173.6)

Total stockholders’ equity	2,082.4	2,172.6
Noncontrolling interest	(0.3)	-

Total equity	2,082.1	2,172.6

Total liabilities, redeemable noncontrolling interest and equity	$3,160.9	$2,825.0

See accompanying notes.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; In millions)

	Nine Months Ended September 30,
	2012	2011
Operating Activities
Net income (loss)	$1,012.3	$(9.7)
Adjustments for non-cash and non-operating items:
Depreciation and amortization	134.2	198.6
Asset impairments and write-offs	3.0	5.1
(Gain) loss on step acquisitions and disposal of assets, net	(958.7)	2.4
Equity-based compensation	28.3	31.7
Deferred income taxes	103.0	(5.8)
Other non-cash adjustments	(3.2)	4.0
Changes in operating assets and liabilities, net of acquisitions	(30.0)	(29.9)

Cash provided by operating activities	288.9	196.4

Investing Activities
Investments and acquisitions, net of cash acquired	(10.3)	(374.8)
Proceeds from disposal of assets, net	951.5	2.9
Capital expenditures and product development costs	(49.0)	(67.9)

Cash provided (used) by investing activities	892.2	(439.8)

Financing Activities
Repurchase of common stock (see Note 6)	(698.7)	(69.2)
Principal payments on capital leases	(41.1)	(36.4)
Tax withholdings related to net share settlements of restricted stock units	(6.3)	(0.3)
Decrease (increase) in cash collateral securing letters of credit	0.3	(12.6)
Proceeds from exercise of stock options	26.1	0.6

Cash used by financing activities	(719.7)	(117.9)

Effect of exchange rate changes on cash and equivalents	(1.8)	3.6
Increase (decrease) in cash and equivalents	459.6	(357.7)
Cash and equivalents at beginning of period	407.5	801.8

Cash and equivalents at end of period	$867.1	$444.1

Supplemental disclosures of cash flow information
Cash paid for interest	$4.5	$4.8

Cash paid for income taxes	$9.2	$11.5

See accompanying notes.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited; In millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Accumulated Deficit	Treasury Stock, at Cost	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2010	106.7	$1.1	$3,376.6	$(287.9)	$(802.9)	$-	$-	$2,286.9
Net loss	-	-	-	-	(9.7)	-	-	(9.7)
Foreign currency translation adjustments	-	-	-	10.3	-	-	-	10.3

Comprehensive income (loss)	-	-	-	10.3	(9.7)	-	-	0.6
Amounts related to equity-based compensation, net of tax withholdings (see Note 6)	-	-	39.0	-	-	-	-	39.0
Issuance of common stock	0.3	-	0.3	-	-	-	-	0.3
Repurchase of common stock	(5.0)	-	-	-	-	(69.2)	-	(69.2)

Balance at September 30, 2011	102.0	$1.1	$3,415.9	$(277.6)	$(812.6)	$(69.2)	$-	$2,257.6

Balance at December 31, 2011	94.3	$1.1	$3,422.4	$(287.5)	$(789.8)	$(173.6)	$-	$2,172.6
Net income (loss)	-	-	-	-	1,012.7	-	(0.3)	1,012.4
Unrealized gain on equity method investments	-	-	-	0.4	-	-	-	0.4
Foreign currency translation adjustments	-	-	-	(12.5)	-	-	-	(12.5)

Comprehensive income (loss)	-	-	-	(12.1)	1,012.7	-	(0.3)	1,000.3
Amounts related to equity-based compensation, net of tax withholdings	-	-	26.9	-	-	-	-	26.9
Issuance of common stock	2.2	-	26.1	-	-	-	-	26.1
Repurchase of common stock (see Note 6)	(6.4)	-	(522.4)	-	-	(176.3)	-	(698.7)
Dividends declared (see Note 6)	-	-	-	-	(445.1)	-	-	(445.1)

Balance at September 30, 2012	90.1	$1.1	$2,953.0	$(299.6)	$(222.2)	$(349.9)	$(0.3)	$2,082.1

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

Redeemable Noncontrolling Interest

The noncontrolling interest in a joint venture between Mitsui & Company Ltd. (“Mitsui”) and AOL (“Ad.com Japan”) is classified outside of permanent equity in the Company’s consolidated balance sheet as of September 30, 2012, due to a redemption right available to the noncontrolling interest holder in the future. The noncontrolling interest holder’s right to redeem its stock is exercisable any time between July 1 and July 30 of any year, commencing with July 1, 2014. Net income in the consolidated statement of comprehensive income for the three and nine months ended September 30, 2012 reflects 100 percent of the results of Ad.com Japan as the Company has a controlling interest in the entity. Net income is subsequently adjusted to exclude AOL’s noncontrolling interests to arrive at net income attributable to AOL Inc.

Changes in Basis of Presentation

The Company has changed the classification of certain amounts within the accompanying consolidated statement of cash flows for the nine months ended September 30, 2011. The revisions, related to accrued liabilities and capital expenditures, do not have a material impact on the consolidated statement of cash flows.

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

Information about Geographical Areas

Revenues in different geographical areas are as follows (in millions):

	Three Months Ended September 30,(a)		Nine Months Ended September 30,(a)
	2012	2011	2012	2011

United States	$475.2	$483.1	$1,426.0	$1,480.9

United Kingdom	23.5	24.4	71.1	73.3
Germany	7.3	9.2	24.4	28.2
Canada	10.7	9.3	27.7	27.2
Japan	9.8	0.2	24.7	0.7
Other international	5.2	5.5	18.3	15.0

Total international	56.5	48.6	166.2	144.4

Total	$531.7	$531.7	$1,592.2	$1,625.3

(a)	Revenues are attributed to countries based on the location of customers.

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

For the three and nine months ended September 30, 2012, the Company had 1.0 million and 5.1 million, respectively, of weighted-average potentially dilutive common shares that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive for that period. For the three and nine months ended September 30, 2011, the Company had 10.1 million and 9.5 million, respectively, of weighted-average potentially dilutive common shares that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive for that period.

The following table is a reconciliation of basic and diluted net income (loss) attributable to AOL Inc. common stockholders per common share (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss) attributable to AOL Inc. common stockholders	$20.8	$(2.6)	$1,012.7	$(9.7)

Shares used in computing basic income (loss) per common share	92.6	106.2	93.6	106.7
Dilutive effect of equity-based awards	3.4	-	1.6	-

Shares used in computing diluted income (loss) per common share	96.0	106.2	95.2	106.7

Basic net income (loss) per common share	$0.22	$(0.02)	$10.82	$(0.09)

Diluted net income (loss) per common share	$0.22	$(0.02)	$10.64	$(0.09)

NOTE 3—GOODWILL

A summary of changes in the Company’s goodwill during the nine months ended September 30, 2012 is as follows (in millions):

	Gross Goodwill	Impairments	Net Goodwill
December 31, 2011	$36,689.1	$(35,625.1)	$1,064.0
Acquisitions	18.7	-	18.7
Translation adjustments	(6.2)	-	(6.2)

September 30, 2012	$36,701.6	$(35,625.1)	$1,076.5

The increase in goodwill for the nine months ended September 30, 2012 was due primarily to acquisitions, including AOL’s purchase of a controlling interest in Ad.com Japan. See “Note 4” for additional information on this acquisition.

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

Under the accounting guidance for step acquisitions, AOL is required to record all assets acquired, liabilities assumed, and Mitsui’s noncontrolling interests at fair value, and recognize the entire goodwill of the acquired business. The step acquisition guidelines also require that AOL remeasure its preexisting investment in Ad.com Japan at fair value, and recognize any gains or losses from such remeasurement. The fair value of AOL’s interest immediately before the closing date was $15.4 million, which resulted in the Company recognizing a non-cash gain of approximately $10.8 million within other income (loss), net on the consolidated statement of comprehensive income in the first quarter of 2012. The Company used a combination of the market based approach (guideline public company) and an income approach (discounted cash flow analysis), both of which represent level 3 fair value measurements, to measure both the fair value of AOL’s preexisting investment and the fair value of Mitsui’s noncontrolling interest. As Mitsui has a right to put its interest to AOL based on a pre-established and determinable price in the future, the noncontrolling interest is presented as redeemable noncontrolling interest outside permanent equity in the Company’s consolidated balance sheet. The noncontrolling interest holder’s right to redeem its stock is exercisable any time between July 1 and July 30 of any year, commencing with July 1, 2014. The amount payable from AOL to Mitsui if Mitsui were to exercise its redemption right is determined by taking the sum of ¥2,000,000,000 (approximately $26.0 million as of the closing date) plus any incremental cash over the $7.8 million cash balance at December 31, 2011, and multiplying that total by Mitsui’s percentage ownership of Ad.com Japan (47% at closing). The Company has elected to recognize changes in the redemption value as they occur; however, this has no impact on the carrying value of Mitsui’s interest in Ad.com Japan because it exceeds the current redemption value. As of September 30, 2012 the undiscounted redemption value of the put option held by Mitsui was calculated to be approximately $12.3 million, which is below the $14.1 million carrying value of Mitsui’s interest in Ad.com Japan.

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

The disposed assets had a carrying value of $3.6 million on the Company’s balance sheet and accordingly, the Company recorded a gain on the disposition of the Sold Patents of $946.1 million (which represents the consideration allocated to the sale less the carrying value of the disposed assets and transaction costs that were contingent on closing). With respect to the licensing portion of the transaction, the Company recognized income from licensing its retained patent portfolio of $96.0 million during the three months ended June 30, 2012.

Based on the anticipated utilization of existing deferred tax assets and the fact that the disposition of the Sold Patents generated a capital loss (which is subject to a full valuation allowance), the Company does not expect the $1,056 million in proceeds to result in material cash taxes.

NOTE 5—INCOME TAXES

The Company recorded pre-tax income from operations of $45.1 million and related income tax expense of $24.4 million, which resulted in an effective tax rate of 54.1% for the three months ended September 30, 2012, as compared to an effective tax rate of 136.6% for the three months ended September 30, 2011. The effective tax rate for the three months ended September 30, 2011 and the three months ended September 30, 2012 differed substantially from the statutory U.S. federal income tax rate of 35.0% primarily due to foreign losses that did not produce a tax benefit.

The Company recorded pre-tax income from operations of $1,143.0 million and related income tax expense of $130.7 million, which resulted in an effective tax rate of 11.4% for the nine months ended September 30, 2012, as compared to the effective tax rate of 16.4% for the nine months ended September 30, 2011. The effective tax rate for the nine months ended September 30, 2012 differed substantially from the statutory U.S. federal income tax rate of 35.0% primarily due to the tax impact of the patent transaction with Microsoft during the second quarter of 2012. No material cash taxes will be paid on the patent transaction due to existing net operating losses which offset substantially all of the ordinary income generated by the patent transaction. However, for book purposes, this transaction resulted in income tax expense of $71.2 million. The patent transaction consisted of two elements: first, the sale of patents and the stock of a subsidiary, and second, the licensing of AOL’s retained patent portfolio, resulting in pre-tax income of $1,042.1 million. The tax expense relates primarily to ordinary income realized on the transaction, the majority of which is due to the licensing portion. In addition, the transaction created a significant capital loss due to the tax basis in the disposed subsidiary. The Company does not believe it is currently more likely than not that this capital loss will be realized, and accordingly, has recorded a full valuation allowance on the capital loss generated by the patent transaction. In addition the effect of the patent transaction on income tax expense, the Company also had foreign losses that did not produce a tax benefit. The effective tax rate for the nine months ended September 30, 2011 differed from the statutory U.S. federal income tax rate of 35.0% due to income tax benefits related to a worthless stock deduction and escrow disbursements from prior acquisitions, partially offset by foreign losses that did not produce a tax benefit.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—STOCKHOLDERS’ EQUITY

AOL is authorized to issue up to 660.0 million shares of all classes of stock, consisting of 60.0 million shares of preferred stock, par value $0.01 per share (“Preferred Stock”), and 600.0 million shares of common stock, par value $0.01 per share. In August 2012, in connection with the Tax Asset Protection Plan discussed further below, AOL filed a Certificate of Designation to its Amended and Restated Certificate of Incorporation creating a series of approximately 0.1 million shares of Preferred Stock designated as Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”). The Series A Preferred Stock has the voting and such other rights as provided for in the Certificate of Designation. Rights and privileges associated with shares of Preferred Stock are subject to authorization by the Company’s Board of Directors and may differ from those of any and all other series at any time outstanding. All shares of common stock will be identical and will entitle the holders thereof to the same rights and privileges.

As of September 30, 2012, 109.2 million shares of common stock were issued and 90.1 million shares of common stock were outstanding.

During the nine months ended September 30, 2011, the Company recorded $39.0 million of equity-based compensation that resulted in an increase in additional paid-in capital. Included in this amount was $31.7 million related to expense incurred under AOL’s equity-based compensation plan, $3.6 million related to the fair value of unvested Huffington Post Plan options held by The Huffington Post employees that were converted into AOL stock options and related to pre-combination service, as well as $4.0 million related to the accelerated vesting of stock options related to terminated employees.

Stock Repurchase Program

On August 10, 2011, the Company’s Board of Directors approved a stock repurchase program, which authorized the Company to repurchase up to $250.0 million of its outstanding shares of common stock from time to time through August 2012. Repurchases were subject to market conditions, share price and other factors. Repurchases were made in accordance with applicable securities laws in the open market or in private transactions and may include derivative transactions, or pursuant to any trading plan adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. For the nine months ended September 30, 2012, the Company paid $35.8 million to repurchase 2.1 million shares at a weighted average price of $17.29 per share as part of this program. From the inception of the program through September 30, 2012, the Company repurchased a total of 14.8 million shares at a weighted average price of $14.11 per share as part of this program, for total consideration of $209.4 million. Shares repurchased under the program were recorded as treasury stock on the Company’s consolidated balance sheet. The shares repurchased under this program during the nine months ended September 30, 2012 were not the result of an accelerated share repurchase agreement and did not result in any derivative transactions. Management has not made a decision on whether shares purchased under this program will be retired or reissued. The Company’s Board of Directors re-authorized the purchase of the remaining shares under this program to be purchased as part of the accelerated stock repurchase agreement entered into on August 26, 2012 as defined below.

Dutch Auction Tender Offer

On June 28, 2012, AOL announced a $400.0 million modified Dutch auction tender offer. The tender offer began on the date of the announcement, June 28, 2012, and expired on August 2, 2012. Through the Dutch tender offer, AOL’s shareholders had the opportunity to tender some or all of their shares at a price within the range of $27.00 to $30.00 per share. Upon expiration, approximately 0.3 million shares were tendered through the offer at a final purchase price of $30.00 per share, for a total purchase price of approximately $8.8 million. We accounted for the repurchase of these shares as treasury stock on the Company’s consolidated balance sheet during the third quarter of 2012.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accelerated Stock Repurchase Agreement

On August 26, 2012, the Company entered into a fixed dollar collared accelerated stock repurchase agreement with Barclays Capital Inc. (“Barclays”), as agent for Barclays Bank PLC, effective August 27, 2012 (the “ASR Agreement”). Under the ASR Agreement, on August 30, 2012, AOL paid $654.1 million from cash on hand to Barclays to repurchase outstanding shares of common stock. The consideration paid to Barclays to repurchase shares included $54.1 million in contemplation of the special cash dividend announced by the Company on August 27, 2012 and discussed further below, which was calculated as the present value of the special cash dividend with respect to those shares deliverable under the ASR Agreement prior to the ex-dividend date of December 3, 2012. Since the ASR Agreement is indexed to the Company’s stock and the Company has the option to settle in cash or shares at the Company’s discretion, the Company has accounted for shares repurchased under the ASR Agreement within equity in its consolidated balance sheet. As such, the $654.1 million payment to Barclays was initially recorded as a reduction to additional paid in capital (“APIC”) prior to the shares being delivered. As the shares are delivered by Barclays, AOL will transfer an amount equal to the estimated value of the shares delivered from APIC to treasury stock, such that upon completion of the ASR Agreement, the entire $654.1 million will be recorded as treasury stock. On August 30, 2012, Barclays delivered 4.0 million shares to AOL at an estimated value of $131.7 million and that amount was recorded as treasury stock on the Company’s consolidated balance sheet. Barclays delivered an additional 6.5 million shares on October 24, 2012.

The specific number of shares that AOL ultimately will repurchase under the ASR Agreement will be based generally on the share price of AOL common stock over a valuation period in accordance with the terms of the ASR Agreement, subject to a floor and cap provision that establishes a minimum and maximum number of repurchased shares, and subject to the agreed adjustment for the value of the special cash dividend. The minimum and maximum share number depends generally on the share price at which Barclays purchased shares of AOL’s common stock during the initial hedging period, during which Barclays established an initial hedge position in respect of its obligations to deliver shares under the ASR Agreement. Barclays will be required to make additional share deliveries under the ASR Agreement, and AOL expects to receive delivery of a substantial majority of shares underlying the transaction before the end of the year. On final settlement of the ASR Agreement, AOL may be entitled to receive additional shares of AOL common stock, or, if it elects, cash, from Barclays, or under certain circumstances specified in the ASR Agreement, AOL may be required to deliver shares or make a cash payment, at its option, to Barclays. In connection with this transaction, Barclays has purchased and is expected to continue to purchase AOL common stock in the open market.

Special Cash Dividend

On August 26, 2012, AOL declared the payment of a special, one-time, cash dividend of $5.15 per share, payable on December 14, 2012 to shareholders of record at the close of business on December 5, 2012 (the “Special Cash Dividend”). In connection with the payment of the Special Cash Dividend and in accordance with and pursuant to the Company’s Amended and Restated 2010 Stock Incentive Plan (“2010 SIP”), the Company plans to make an equitable adjustment to outstanding stock options, such that both the fair value and intrinsic value of employee awards immediately following the Special Cash Dividend will be essentially unchanged from the fair value and intrinsic value prior to the Special Cash Dividend. In addition, individuals who hold restricted stock units (“RSUs”) and performance stock units (“PSUs”) will be paid out the Special Cash Dividend as the respective RSUs and PSUs vest. The Company does not expect to record any material incremental compensation expense in connection with the adjustment of stock options or payment of dividends on RSUs and PSUs. As a result of the declaration of the Special Cash Dividend, AOL recorded an estimated dividend payable of $445.1 million as of September 30, 2012 with an offsetting reduction to retained earnings in the Company’s consolidated balance sheet, reflecting the estimated amount of the Special Cash Dividend based on shares expected to be outstanding on December 5, 2012. This amount is subject to change based on the actual number of shares outstanding on December 5, 2012. The Company expects to announce the anticipated treatment of the Special Cash Dividend for tax purposes prior to the ex-dividend date of December 3, 2012.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Tax Asset Protection Plan

As of September 30, 2012, AOL has significant domestic tax attributes, including both net operating loss deferred tax assets and capital loss carry-forward deferred tax assets. Unless otherwise restricted, AOL can utilize these tax attributes in certain circumstances to offset future U.S. taxable income, including in connection with capital gains that may be generated from a potential asset sale. Should a “change of control” be triggered under Section 382 of the Internal Revenue Code of 1986, as amended, the Company may not be able to utilize these tax attributes to offset future U.S. taxable income, or such utilization could be significantly delayed. As a result, during the third quarter of 2012, the Company adopted a Tax Asset Protection Plan (the “TAPP”) that is intended to act as a deterrent to any individual, individual fund or family of funds with common dispositive power acquiring 4.9% or more of the Company’s outstanding shares without the approval of the Company’s Board of Directors.

Pursuant to the TAPP, the Company declared a dividend of one right on each outstanding share of common stock held of record as of the close of business on September 7, 2012. One right will also be issued together with each share of common stock issued after September 7, 2012 but before the date the rights are exercisable and, in certain circumstances, after such date. Subject to the terms, provisions and conditions of the TAPP, if the rights become exercisable, each right would initially represent the right to purchase from the Company one ten-thousandth of a share of Series A Preferred Stock for a purchase price of $100. If issued, each fractional share of Series A Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of common stock. However, prior to exercise, a right does not give its holder any rights as a stockholder of the Company, including, without limitation, any dividend, voting or liquidation rights.

The rights will expire on August 27, 2015, or such earlier time as the Company’s Board of Directors determines that the Company has no remaining designated tax attributes as of the beginning of a taxable year. The Company intends to submit the TAPP for stockholder approval at its next annual meeting of stockholders. The adoption of the TAPP did not have a material impact on the Company’s financial statements as of and for the three months ended September 30, 2012.

NOTE 7—EQUITY-BASED COMPENSATION

Pursuant to the Company’s 2010 SIP stock options are granted to employees, advisors and non-employee directors of AOL with exercise prices equal to the quoted market value of the common stock at the date of grant. Performance stock options are also granted to certain senior level executives. Generally, the stock options vest ratably over a three to four year vesting period and expire ten years from the date of grant. Certain stock option awards provide for accelerated vesting upon an election to retire after reaching a specified age and years of service, as well as certain additional circumstances for non-employee directors.

Also pursuant to the 2010 SIP, AOL may also grant shares of common stock, RSUs or PSUs to its employees, advisors and non-employee directors, which generally vest ratably over a three to four year period from the date of grant. Holders of restricted stock, RSU and PSU awards are generally entitled to receive cash dividends or dividend equivalents, respectively, at the discretion of the Board of Directors, if paid by the Company during the period of time that the restricted stock, RSU or PSU awards are unvested. Certain of the Company’s PSU awards are subject to quarterly remeasurement of expense with corresponding adjustments to cumulative recognized compensation expense, as the service inception date precedes the grant date for these awards.

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Equity-Based Compensation Expense

Compensation expense recognized by AOL related to its equity-based compensation plans is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options	$4.7	$5.1	$13.5	$15.7
RSUs and PSUs	6.4	5.2	14.8	16.0

Total equity-based compensation expense	$11.1	$10.3	$28.3	$31.7

Tax benefit recognized	$4.4	$4.1	$11.2	$12.5

As of September 30, 2012, the Company had 7.8 million stock options and 3.2 million RSUs/PSUs outstanding to employees, advisors and non-employee directors. The weighted-average exercise price of the stock options and the weighted-average grant date fair value of the RSUs/PSUs outstanding as of September 30, 2012 were $21.32 and $24.68, respectively.

As of September 30, 2012, total unrecognized compensation cost related to unvested AOL stock option awards was $29.9 million and is expected to be recognized over a weighted-average period of approximately 2.4 years. Total unrecognized compensation cost as of September 30, 2012 related to unvested RSUs/PSUs was $49.7 million and is expected to be recognized over a weighted-average period of approximately 2.2 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation expense related to these awards will be different from the Company’s expectations.

AOL Stock Options

The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value AOL stock options at their grant date:

	Nine Months Ended September 30,
	2012	2011
Expected volatility	39.1%	36.8%
Expected term to exercise from grant date	5.10 years	5.51 years
Risk-free rate	1.1%	2.4%
Expected dividend yield	0.0%	0.0%

The assumptions above relate to AOL stock options granted during the period. The assumptions for 2011 do not include stock options that were converted in connection with the acquisition of The Huffington Post during the nine months ended September 30, 2011.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—RESTRUCTURING COSTS

For the nine months ended September 30, 2012, the Company incurred $7.7 million of restructuring costs related to organizational changes made in an effort to improve its ability to execute its strategy. These restructuring costs were primarily related to involuntary employee terminations.

A summary of AOL’s restructuring activity for the nine months ended September 30, 2012 is as follows (in millions):

	Employee Terminations	Other Exit Costs	Total
Liability at December 31, 2011	$5.6	$7.1	$12.7
Restructuring expense	7.8	(0.1)	7.7
Foreign currency translation and other adjustments	1.0	0.2	1.2
Cash paid	(13.6)	(4.0)	(17.6)

Liability at September 30, 2012	$0.8	$3.2	$4.0

At September 30, 2012, of the remaining liability of $4.0 million, $3.7 million was classified as a current liability within accrued expenses and other current liabilities, with the remaining $0.3 million classified within other long-term liabilities in the consolidated balance sheet. Amounts classified as long-term are expected to be paid through 2014.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Commitments

For a description of AOL’s commitments see “Note 10” to the Company’s audited consolidated financial statements included in the Annual Report.

Contingencies

During the second quarter of 2012, the Company paid $13.5 million to settle a sales tax matter with the Virginia Department of Taxation covering the period from February 1995 through December 2011. In connection with the resolution of this matter, the Company recorded incremental sales and use tax expense within general and administrative expense of $9.6 million for the nine months ended September 30, 2012.

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

On June 29, 2012, the Company announced a plan to form operating units in conjunction with a planned change in management structure. However, the planned operating units are still being finalized, and there is currently no financial data regularly reviewed by the Company’s chief operating decision maker below the consolidated unit level. The Company has determined that the chief operating decision maker function consists of its Chief Executive Officer and its Chief Operating Officer as of and for the three months ended September 30, 2012. The chief operating decision maker function continues to evaluate performance and make operating decisions about allocating resources based on financial data presented on a consolidated basis. There are no executives who are held accountable by AOL’s chief operating decision maker function, or anyone else, for an operating measure of profit or loss for any operating unit below the consolidated unit level. Accordingly, management has determined that the Company has one segment as of and for the nine months ended September 30, 2012.

AOL INC.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the second quarter of 2012, we paid $13.5 million to settle a sales tax matter with the Virginia Department of Taxation covering the period from February 1995 through December 2011. In connection with the resolution of this matter, we recorded incremental sales and use tax expense within general and administrative expense of $9.6 million for the nine months ended September 30, 2012, respectively.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of common shares repurchased by the Company under its stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a) (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a) (b)
July 1, - July 31, 2012	-	$-	-	$400,000,000
August 1, - August 31, 2012	4,292,435	$32.73	4,292,435	$522,400,000
September 1, - September 30, 2012	-	$-	-	$522,400,000
Total	4,292,435	$32.73	4,292,435	$522,400,000

(a) On June 28, 2012, we announced a $400.0 million modified Dutch auction tender offer. The tender offer began on the date of the announcement, June 28, 2012, and expired on August 2, 2012. Through the Dutch tender offer, AOL’s shareholders had the opportunity to tender some or all of their shares at a price within the range of $27.00 to $30.00 per share. Upon expiration, approximately 0.3 million shares were tendered through the offer at a final purchase price of $30.00 per share, for a total purchase price of approximately $8.8 million.

(b) On August 26, 2012, we entered into a fixed dollar collared accelerated stock repurchase agreement with Barclays Capital Inc. (“Barclays”), as agent for Barclays Bank PLC, effective August 27, 2012 (the “ASR Agreement”). Under the ASR Agreement, on August 30, 2012, we paid $654.1 million from cash on hand to Barclays to repurchase outstanding shares of common stock, including $54.1 million in contemplation of the one-time cash dividend, which was calculated as the present value of the Special Cash Dividend announced on August 27, 2012 with respect to those shares deliverable under the ASR Agreement prior to the ex-dividend date of December 3, 2012. The approximate dollar value of shares that may yet be repurchased under the program disclosed above excludes commissions and other fees paid in relation to repurchases through September 30, 2012.

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

AOL INC.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2012.

AOL INC.

By	/s/ Karen Dykstra
Name:	Karen Dykstra
Title:	Chief Financial Officer

AOL INC.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on August 27, 2012.

4.1	Tax Asset Protection Plan, dated as of August 27, 2012, between AOL Inc. and Computer share Trust Company, N.A., as Rights Agent, which includes as Exhibit B the Form of Rights Certificate (incorporated by reference from Exhibit 4.1 to AOL Inc.’s Current Report on Form 8-K filed with the SEC on August 27, 2012).

10.1	Share Repurchase Transaction Letter Agreement (“ASR Agreement”), dated August 26, 2012 and effective August 27, 2012, between AOL Inc. and Barclays Bank PLC, through its agent Barclays Capital Inc.**

10.2	Amendment to ASR Agreement dated August 31, 2012, between AOL Inc. and Barclays Bank PLC, through its agent Barclays Capital Inc.**

10.3	First Amendment to the Executive Employment Agreement of John Reid-Dodick, dated as of July 17, 2012, between AOL Inc. and John Reid-Dodick.*

10.4	Executive Employment Agreement, dated September 10, 2012 and effective September 7, 2012, between AOL Inc. and Arthur Minson.*

10.5	Executive Employment Agreement, dated September 19, 2012, between AOL Inc. and Karen E. Dykstra.*

10.6	Form of AOL Inc. 2012 Annual Bonus Plan.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (ii) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2012 and 2011 and (v) Notes to Consolidated Financial Statements. ††

*	Management contract or compensatory plan or arrangement.

**	An application for confidential treatment for selected portions of this agreement has been filed with the Securities and Exchange Commission.

†	This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

AOL INC.

EXHIBIT INDEX

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.