Form 10-K
period 2012-12-31
AOL Inc.
filed 2013-02-28
CIK 1468516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-34419

AOL INC.

(Exact name of Registrant as specified in its charter)

Delaware	20-4268793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
770 Broadway New York, NY	10003
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 212-652-6400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value Rights to Purchase Series A Junior Participating Preferred Stock	New York Stock Exchange New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based upon the closing price of such shares on the New York Stock Exchange on June 30, 2012) was approximately $2.6 billion. As of February 22, 2013, the number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding was 77,113,609.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report is incorporated by reference from the Registrant’s proxy statement to be filed pursuant to Regulation 14A with respect to the Registrant’s 2013 Annual Meeting of Stockholders.

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

Achieving our business and financial objectives, including improved financial results and maintenance of a strong balance sheet and liquidity position, could be adversely affected by the factors discussed or referenced in “Item 1A—Risk Factors” as well as, among other things:

•	changes in our plans, strategies and intentions;

•	potential fluctuation in market valuations associated with our cash flows, revenues and operating income;

•	the impact of significant acquisitions, dispositions and other similar transactions;

•	our ability to attract and retain key employees;

•	any negative unintended consequences of cost reductions, restructuring actions or similar efforts, including with respect to any associated savings, charges or other amounts;

•	market adoption of new products and services;

•	our ability to attract and retain unique visitors to our properties;

•	asset impairments; and

•	the impact of “cyber warfare.”

References in this Annual Report to “we,” “us,” the “Company,” and “AOL” refer to AOL Inc.

ITEM 1.	BUSINESS

Introduction

AOL Inc. (referred to herein as “AOL”, the “Company”, “we”, “our” or “us”) is a leading global web services brand company with a substantial worldwide audience and a suite of online content, products and services that we offer to consumers, advertisers, publishers and subscribers. We are focused on attracting and engaging consumers by creating and offering high quality branded online content, products and services and providing valuable online advertising services on both our owned and operated properties and third-party websites.

We are in the midst of executing a multi-year strategic plan to reinvigorate growth in our revenues and profits by taking advantage of the continuing migration of advertising, commerce and information to the internet and digital devices. Our strategy is to focus our resources on AOL’s core competitive strengths in content production, advertising and paid services while expanding the distribution of our premium content, product and service offerings on multiple platforms and digital devices, including on portable wireless devices such as smartphones and tablets. We continue to reinvigorate AOL’s culture and brand by prioritizing the consumer experience, making greater use of data-driven insights and encouraging innovation.

AOL was founded in 1985 and later merged with Time Warner Inc. (“Time Warner”) in 2001. In the fourth quarter of 2009, the board of directors of Time Warner approved the complete legal and structural separation of AOL Inc. from Time Warner (the “spin-off”), following which we became an independent, publicly-traded company. On November 2, 2009, the Company converted from AOL Holdings LLC, a limited liability company wholly owned by Time Warner, to AOL Inc., a Delaware corporation wholly owned by Time Warner. The spin-off occurred on December 9, 2009.

Segments

In the fourth quarter of 2012, our management changed the way in which they evaluate our business for the purpose of allocating resources and assessing performance. As a result, we have changed our reporting of business results from a single reportable segment to three reportable segments, which are determined based on how the business is evaluated by our chief operating decision maker (“CODM”) function. Our reportable segments are:

•

The Brand Group, which consists of AOL’s portfolio of distinct and unique content brands as well as certain service brands. The results for this segment include the performance of our advertising offerings on a number of owned and operated sites, such as AOL.com, The Huffington Post, Patch, TechCrunch and MapQuest.

•

The Membership Group, which consists of offerings that serve AOL’s registered account holders, both free and paid. The results for this segment include AOL’s subscription offerings and advertising offerings on Membership Group properties, including communications products such as AOL Mail and AIM, as well as from performance compensation for marketing third party products and services.

•

AOL Networks (formerly the Advertising.com Group), which consists of AOL’s offerings to publishers and advertisers utilizing AOL’s third-party advertising network as well as Brand Group and Membership Group inventory sold by AOL Networks. The results for this segment include the performance of Advertising.com, ADTECH, sponsored listings, Pictela, goviral and AOL On.

In addition to the above reportable segments, we have a corporate and other category that includes activities that are not directly attributable or allocable to a specific segment. This category primarily consists of broad corporate functions including legal, human resources, accounting, finance and marketing as well as activities and costs not directly attributable to a segment such as restructuring costs, tax settlements and other general business costs. In this category we also include investments and owned and operated offerings managed by AOL Ventures, which we formed to attract and develop innovative initiatives.

For financial information about our segments for the years ended December 31, 2012, 2011 and 2010, see “Note 13” in our accompanying consolidated financial statements and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Brand Group

The Brand Group seeks to be a leading publisher of relevant and engaging online content and provider of engaging online consumer products and services, by utilizing highly scalable publishing platforms and content management systems. The Brand Group consists of AOL’s portfolio of distinct and unique content brands as well as certain service brands with a focus on news, local, women/lifestyle and technology. Through our diverse network of sites, we seek to reach a global audience on many platforms and devices. Additionally, we offer advertisers and agencies powerful, comprehensive and efficient online tools to effectively deliver advertising and reach targeted audiences across Brand Group properties.

Brand Group offerings include original content produced through our large network of content creators, which includes professional journalists from new and traditional media, politicians, celebrities, academics, policy experts, freelance writers and bloggers, aggregated content from third parties and user-generated content. Our content offerings are made available to broad audiences through sites such as AOL.com and The Huffington Post, as well as to niche audiences on highly-targeted, branded properties, such as StyleList and TechCrunch. Additionally, we seek to enter joint ventures and strategic partnerships with third parties with established brands in an effort to expand our content offerings. To facilitate the intake, creation, management and publication of original content, we utilize publishing platforms and content management systems that are designed to scale in a cost-effective manner in order to produce a large variety of relevant content for consumers. In some instances, we have entered into third party partnerships in certain content verticals, which typically provide that the Brand Group receives a share of advertising revenue sold on a co-branded property.

The Brand Group offers many highly engaging and relevant brands, including:

•

AOL.com—our welcome screen and navigation hub for entering other Brand Group and Membership Group properties and the internet. AOL.com aggregates compelling and engaging content and provides easy access to important digital services such as AOL Search and AOL Mail.

•

The Huffington Post—an influential news, opinion and lifestyle website with moderated user comments, which also includes many sections that offer news and perspectives on different subject areas including multicultural issues, healthy living and politics. We have continued our expansion of The Huffington Post internationally largely through our partnerships with established local media companies. In 2012, The Huffington Post expanded its operations into Italy, Spain and France and we seek to continue the expansion of The Huffington Post in 2013 and beyond. Also in 2012,we launched HP Live!, a live online streaming network which leverages The Huffington Post’s community and social platform and invites instantaneous viewer response by smart phones, tablets or webcam.

•

Patch—a community-specific news and information platform dedicated to providing comprehensive and trusted local coverage for individual towns and communities. We have developed and acquired platforms that are designed to facilitate the production, aggregation, distribution and consumption of local content. This local content includes professional editorial content, user-generated content and business listings. We continue to focus on increasing operating efficiencies and on exploring alternative revenue streams. We had approximately 900 Patch towns as of December 31, 2012.

•

MapQuest—a leading online mapping and directions service. We seek to continue to supplement our MapQuest offerings beyond navigation through the launch of original travel content and enhanced trip planning features. We plan on further refining our mobile products with features and enhancements that enable users to experience trips more efficiently. MapQuest also licenses its business-to-business services to third party customers.

•	Entertainment brands—Moviefone, AOL Music and Cambio

•	Technology and Marketplace brands—TechCrunch, Engadget, DailyFinance, AOL Autos and AOL Travel

•	Lifestyle brands—including Games.com, StyleList, Kitchen Daily, Homesessive and Makers

Increasingly, consumers access the internet on devices other than a personal computer. We continue to develop and offer applications for our existing desktop products and services that are optimized for display on alternative devices, such as smartphones, tablets and internet-enabled televisions. In addition, we also continue to develop and offer applications specific to such devices. We plan to continue investing in mobile applications within the Brand Group, prioritizing launches of key brands, collaborating with other providers in order to have our mobile applications included in their offerings, and expanding our mobile advertising platform.

We offer AOL Search on the Brand Group properties. We provide our consumers with a general, internet-based search experience that utilizes the organic web search results of Google, Inc. (“Google”) and additional links on the search results page that showcase contextually relevant AOL and third-party content and information, as well as provide a variety of search-related features (such as suggesting related searches to help users further refine their search queries). We also provide our consumers with relevant paid text-based search advertising through our relationship with Google, in which we provide consumers sponsored link ads in response to their search queries. In 2012, we refined our search results to optimize the consumer experience by serving the appropriate number of advertisements by query type. In addition, we offer vertical search services (i.e., search within a specific content category) and mobile search services on Brand Group properties.

We also offer contextually relevant advertising from both Google and AOL’s proprietary products. These advertisements are placed on sites targeted by advertisers based on the content of the websites. We also market our search services through search engine marketing, working with marketing partners to drive traffic to, and maximize the utilization of, our search services.

While the majority of AOL search revenues are reflected within the Brand Group, there are also search revenues within the Membership Group and AOL Networks for search offerings provided in each of those segments.

Content, products and services on Brand Group properties are generally available to online consumers and we are focused on attracting greater numbers of consumers to our offerings. In addition, we utilize various distribution channels as described below which allow us to more directly reach online consumers.

Certain of our Brand Group properties, such as our portals AOL.com and HuffingtonPost.com, serve as valuable distribution channels for our content, products and services as does the AOL-brand subscription access service. We also use a variety of other distribution channels, including agreements with manufacturers of digital devices and other consumer electronics and mobile carriers. We also distribute our content, products and services directly to consumers on the open web and through the Apple App Store, the Google Play Store, the Amazon Appstore and the Android Market. Additional distribution channels include toolbars, widgets, co-branded portals and websites, mobile aggregators, third-party websites and social networks that link to AOL Properties. AOL seeks to make its content, products and services, available on social networks, whether offered directly or by means of partnerships with social network operators. We also utilize search engine marketing and search engine optimization as distribution methods. In addition, we make available open standards and protocols for use by third-party developers to enhance, promote and distribute our properties.

The Membership Group

The Membership Group is focused on delivering world-class experiences to our consumers who rely on AOL products and properties every day. The Membership Group creates integrated experiences that allow AOL consumers to have access to useful content from important brands, communication tools and valuable services. As with the Brand Group, AOL Advertising offers advertisers and agencies tools to effectively deliver advertising and reach targeted audiences across Membership Group properties. AOL Search is also offered on Membership Group properties.

The Membership Group includes our subscription access service, which provides a number of online services including narrow-band (telephone dial-up) access to the internet. As of December 31, 2012, we had approximately 2.8 million AOL-brand access subscribers in the United States. Our access service subscribers are important users of Brand Group and Membership Group properties and engaging both present and former access service subscribers is an important component of our strategy. In addition to our content, products and services that are available to all online consumers, an AOL-brand access subscription provides members with dial-up access to the internet and, depending on the applicable price plan, various degrees of enhanced safety and security features, technical support along with other benefits and discounts. Beginning in late 2011, we began a process to simplify the price structure of our access subscription plans and continued to focus on the valuable bundles of useful products and services we offer consumers along with their access service. In addition, we continue to offer internet access services to consumers under the CompuServe and Netscape brands.

Our access service partners provide us with modem networks and related services for a substantial portion of our subscription access service. We have agreed to commit a significant portion of our access service subscribers’ total dial-up network hours to these networks. Upon expiration of these agreements, we expect to continue our relationships with our service partners or enter into agreements with one or more other providers of modem networks and related services.

We are developing, testing and marketing additional curated AOL and third-party products and services that we offer to internet consumers generally a la carte or on a bundled basis. Some products or services are offered to access subscribers for no additional charge or at a discounted rate in order to increase customer satisfaction and retention. Computer tools, maintenance and warranty services, online technical support, anti-virus software, identity theft protection, online and social media privacy and reputation monitoring services, diet and fitness services, online learning and other lifestyle services are currently offered and additional categories may be added in the future. Consumers are able to manage their products and services through an online tool that facilitates self-management of these products and services, including the ability to add or cancel a product or service. Currently, the majority of the consumers of our paid services products are also access subscribers.

We also offer free communications tools, such as AOL Mail and AIM, which are leading e-mail and instant messaging services in the United States. AOL Mail and AIM are significant sources of our consumer traffic and engagement.

We distribute Membership Group properties through channels similar to the Brand Group as described above.

AOL Networks

AOL Networks’ focus is to position AOL as a global partner for leading publishers, advertisers and agencies seeking to maximize the value of their online brands through premium formats, video, content, networks and platforms. AOL Networks provides services and solutions that focus on acquiring inventory and content from online publishers, adding value to that inventory and content, and selling it to online advertisers. We acquire unsold advertising inventory on third party websites, which we refer to as the Third Party Network, in addition to Brand Group and Membership Group offerings and then use our proprietary optimization, targeting and delivery technology to best match advertisers with available inventory.

AOL Networks includes the following:

•	Advertising.com—the foundation of AOL Networks which serves as the third party inventory acquisition, technology, data and insights arm of AOL’s advertising sales groups;

•	goviral—a global online video distribution network;

•

AOL On—a platform of AOL’s complete video offerings and a curated video hub for consumers that offers premium video across a variety of channels that can be experienced on desktops, tablets, mobile devices and connected TV devices;

•

ADTECH—our own proprietary ad serving technology (i.e., technology that places advertisements on websites and digital devices) that is the primary vehicle for placements of advertisements on Brand Group and Membership Group properties; in addition, we license this ad serving technology to third parties through our ADTECH subsidiaries in the United States and Europe (“ADTECH”);

•	Pictela—a provider of a global technology platform for serving and distributing high-definition branded content, including videos, photos and applications, across online advertising; and

•

Sponsored Listings—allows advertisers to target text-based and text plus image-based ads on Brand Group and Membership Group properties and within the Third Party Network with a high degree of control over ad placement.

AOL Networks offers a display advertising interface that gives advertisers the ability to target and control the delivery of their advertisements and provides advertisers and agencies with relevant display analytics and measurement tools. Through AOL Networks, we can offer our advertising technology products and solutions to advertisers, publishers and other technology companies individually or on a bundled basis. We aim to develop our current relationships with publishers and advertisers and continue to expand the number of publishers and advertisers we serve through the products and services we offer on the Third Party Network. Currently, a significant portion of our revenues on the Third Party Network is generated from the advertising inventory acquired from a limited number of publishers.

We utilize AdLearn, a proprietary scheduling, optimization and delivery technology that employs a set of complex mathematical algorithms that seek to optimize advertisement placements across the Third Party Network and the available inventory on Brand Group and Membership Group properties. This optimization is based on expected user response, which is derived from previous user response plus factors such as user segmentation, creative performance and site performance. AdLearn allows performance to be analyzed quickly and advertisement placement to be frequently optimized based on specific objectives, including click-through rate, conversion rate, sales volume and other metrics. We also offer advertisers the ability to target advertisements to specific users using technology that utilizes non-personally identifiable information, such as geographic location, previous exposure to certain advertisements or user behavior online. In the fourth quarter of 2012, we acquired Buysight, Inc. (“Buysight”), a leading provider of retargeting and intent-based targeted advertising which uses data to dynamically render more tailored advertising experiences for advertisers and consumers.

During the fourth quarter of 2011, the Company, Yahoo! Inc. (“Yahoo”) and Microsoft Corporation (“Microsoft”) entered into nonexclusive agreements to allow advertising networks operated by each of the companies to offer each other’s premium non-reserved online display inventory to their respective customers. This partnership offers advertisers and agencies the efficiency of buying premium display at scale to reach customers and audiences.

In 2012, we launched AdLearn Open Platform, an extension of our AdLearn technology that allows advertisers and agencies to manage, optimize and analyze online marketing campaigns from one central platform. This platform provides advertisers and agencies with the ability to manage their advertising campaign via our AdLearn optimization technology, real-time bidding capabilities, massive reach and premium inventory on our Third Party Network and on Brand Group and Membership Group properties. Advertisers have the option to use AdLearn Open Platform through self-service or managed-service solutions.

In addition, we launched ADTECH Marketplace, a new global platform which enables premium publishers to optimize advertising revenue by allowing their inventory to be purchased by advertisers on a static or real-time bidding basis, using criteria set by such publishers to customize acceptable buying attributes and increase the value of their inventory.

We have continued to focus on innovation in premium branded display. Our premium advertising format, “Project Devil,” seeks to enhance the consumer experience by improving the aesthetic quality, impact and interactivity of online advertising, while also providing solutions for advertisers looking for innovative ways to showcase their products and services to consumers. AOL Networks has an international presence, primarily in Europe and Canada, with our Advertising.com, ADTECH and goviral offerings. We seek to continue to expand our advertising offerings in key markets. In this regard, in February 2012, we purchased an additional interest in our joint venture with Mitsui & Co., Ltd. (“Ad.com Japan”) in order to obtain control of the board and day-to-day operations of Ad.com Japan. We seek to expand our sales of mobile advertising by utilizing the AOL Networks publisher network to aggregate mobile inventory. We focus on offering advertisers and agencies valuable premium mobile inventory, targeting capabilities and real-time optimization on a cross-platform basis.

Revenues

Advertising Revenues

Across our segments and the corporate and other category, our advertising operations focus on the following:

AOL Properties. We sell advertising on AOL Properties, which include our owned and operated content, products and services in the Membership Group and Brand Group segments in addition to our AOL Ventures offerings. AOL Properties also include co-branded websites owned or operated by third parties for which certain criteria have been met, including that the internet traffic has been assigned to us.

Third Party Network. We also sell advertising on the Third Party Network and offer advertising services to the publishers of these sites.

We market our offerings to advertisers on both AOL Properties and the Third Party Network under the brand “AOL Advertising” and collectively we refer to our total advertising offerings as the AOL Advertising Network.

AOL Properties Advertising Revenue

We generate advertising revenues in our segments through the sale of display advertising and search advertising. We offer advertisers a wide range of capabilities and solutions to effectively deliver advertising and reach targeted audiences across AOL Properties through our dedicated advertising sales force. A significant area of our focus is on offering customized premium advertising. The substantial number of unique visitors on AOL Properties allows us to offer advertisers the capability of reaching a broad and diverse demographic and geographic audience without having to partner with multiple content providers. We seek to provide effective and efficient advertising solutions utilizing data-driven insights that help advertisers decide how best to engage consumers. We offer advertisers marketing and promotional opportunities to purchase specific placements of advertising directly on AOL Properties (i.e., in particular locations and on specific dates). In addition, we offer advertisers the opportunity to bid on unreserved advertising inventory on AOL Properties utilizing our proprietary scheduling, optimization and delivery technology. Finally, advertising inventory on AOL Properties not sold directly to advertisers, as described above, may be included for sale to advertisers by AOL Networks with inventory purchased from third-party publishers. In addition, agreements with advertisers can include other advertising-related services such as content sponsorships, exclusivities or advertising effectiveness research.

For the years ended December 31, 2012, 2011 and 2010, our advertising revenues on AOL Properties were $946.9 million, $930.5 million and $940.4 million, respectively.

Display Advertising Revenues

Display advertising revenues are generated through the display of graphical advertisements as well as performance-based advertising. Agreements for advertising on AOL Properties typically take the following forms:

•

impression-based contracts in which we provide “impressions” (an “impression” is delivered when an advertisement appears in web pages viewed by users) in exchange for a fee (generally stated as cost-per-thousand impressions);

•	time-based contracts in which we provide promotion over a specified time period for a fixed fee; or

•

performance-based contracts in which performance is measured in terms of either “click-throughs” (when a user clicks on a company’s advertisement) or other user actions such as product/customer registrations, survey participation, sales leads, product purchases or other revenue sharing relationships.

Search Advertising Revenues

Search advertising revenues (formerly called search and contextual advertising revenues) are generated on AOL Properties when a consumer clicks on a text-based ad on their screen. These text-based ads are either generated from a consumer-initiated search query or generated based on the content of the webpage the consumer is viewing. Google is, except in certain limited circumstances, the exclusive web search provider for AOL Properties, based on our agreement that runs through December 31, 2015. In connection with these search services, Google provides us with a share of the revenue generated through paid text-based search advertising and contextual advertising on AOL Properties. For the year ended December 31, 2012, advertising revenues associated with the Google relationship were $350.9 million. Substantially all of these revenues were search revenues generated on AOL Properties, with a significant majority generated within the Brand Group and to a lesser extent within the Membership Group. In addition, we sell search-based keyword advertising directly to advertisers on AOL Properties through the use of a white-labeled, modified version of Google’s advertising platform, for which we provide a share of the revenue generated through such sales to Google. As part of our relationship with Google, in 2012 we expanded the alliance to include the provision of mobile search advertising services to AOL. AOL and Google also have a video partnership that features AOL’s video content on YouTube. See “Item 1A—Risk Factors—Risks Relating to Our Business—We are dependent on a third-party search provider.”

Third Party Network Advertising Services

Our AOL Networks segment generates advertising revenues through the sale of advertising on the Third Party Network. Our advertising offerings on the Third Party Network consist primarily of the sale of display advertising and also include search advertising. Advertising arrangements for the sale of Third Party Network inventory typically take the form of impression-based contracts or performance-based contracts. In order to generate advertising revenues on the Third Party Network, we incur higher traffic acquisition costs (“TAC”) as compared to advertising on AOL Properties.

For the years ended December 31, 2012, 2011 and 2010, our advertising revenues on the Third Party Network were $471.6 million, $383.7 million and $343.7 million, respectively.

Subscription Revenues

The Membership Group generates subscription revenues principally through our subscription access service. In late 2011, we began a process to simplify the number of price plans and service packages available to AOL-brand access subscribers. Beginning in late 2011 and throughout 2012 we have provided additional features and services to subscribers through this simplified pricing structure. As of December 31, 2012, we offered price plans ranging from $27.99 to $6.99. These plans include a variety of features such as maintenance and warranty services, online technical support, anti-virus software and identity theft protection. We also offer consumers, among other things, enhanced online safety and security features and technical support for a monthly subscription fee. As noted above, our access service subscriber base has declined and is expected to continue to decline. This has resulted in year-over-year declines in our subscription revenues. The number of domestic AOL-brand access subscribers was 2.8 million, 3.3 million and 3.9 million at December 31, 2012, 2011 and 2010, respectively. For the years ended December 31, 2012, 2011 and 2010, our subscription revenues were $705.3 million, $803.2 million and $1,023.6 million, respectively.

Although our subscription revenues have declined and are expected to continue to decline, we believe that our subscription revenues generated by the Membership Group will continue to remain an important source of revenue, operating income and cash flow in the near term. The revenue and cash flow generated from our subscription access service will help us to pursue our strategic initiatives.

The revenue related to our other bundled and subscription products and services is recognized as subscription revenue in cases where we are responsible for providing the service to the end consumer. In instances when we are promoting a third-party product and receiving performance compensation on those services, but the third party is responsible for providing the service to the end consumer, we recognize the net amount retained within the Membership Group as display advertising revenue.

Other Revenues

In addition to advertising and subscription revenues, we also generate fee, license and other revenues. The Brand Group generates licensing revenues from third-party customers through MapQuest’s business-to-business services as well as revenue from ticket sales related to technology events hosted by TechCrunch. The Membership Group generates fees from our consumer applications associated with mobile e-mail and instant messaging functionality from mobile carriers. AOL Networks also generates other revenues by licensing our proprietary ad serving technology to third parties, primarily through ADTECH.

Product Development

We seek to develop new and enhanced versions of our products and services for our consumers, advertisers, publishers and subscribers. While in the past we have relied primarily on our own proprietary technology to support our products and services, we have been steadily increasing our use of open source technologies, third-party providers and platforms with a view to diversifying our sources of technology, as well as for cost management. Research and development costs related to our software development efforts for 2012, 2011 and 2010 totaled $44.8 million, $56.9 million and $63.2 million, respectively. These costs consist primarily of personnel and related costs that are incurred related to the development of software and user-facing internet offerings that do not qualify for capitalization. At December 31, 2012 and 2011, the net book value of capitalized internal-use software was $57.6 million and $43.2 million, respectively. For the years ended December 31, 2012, 2011, and 2010, we capitalized $30.8 million, $21.1 million and $22.7 million, respectively, related to the development of internal-use software.

Intellectual Property and other Proprietary Rights

Our intellectual property and other proprietary assets include copyrights, trademarks and trademark applications, patents and patent applications, domain names, trade secrets, other proprietary rights and licenses of intellectual property rights of various kinds. These assets and rights, both in the United States and in other countries around the world, are collectively among our most valuable assets. We rely on a combination of copyright, trademark, patent, trade secret and unfair competition laws as well as contractual provisions to protect these assets. The duration and scope of the protection afforded to our intellectual property and other assets depends on the type of property in question and the laws and regulations of the relevant jurisdiction. In the case of licenses, they also depend on contractual provisions. We consider the AOL brand and our other brands to be some of our most valuable assets and these assets are protected by numerous trademark registrations in the United States and globally. These registrations may generally be maintained in effect for as long as the brand is in use in the respective jurisdiction.

Competition

The Brand Group and the Membership Group compete for the time and attention of consumers with a wide range of internet companies, including Yahoo, Google Inc., Microsoft’s MSN, IAC/InteractiveCorp., and social networking companies such as Facebook, Inc. and Twitter, Inc., as well as traditional media companies which are increasingly offering their own internet products and services. On the local level, we face increased competition from a wide range of companies and others offering services and products for towns and communities, such as bloggers and the online offerings of local media businesses.

AOL Advertising competes for advertisers and publishers with a wide range of companies offering competing advertising products, technology and services, aggregators of such advertising products, technology and services and demand side-platforms and other aggregators of third-party advertising inventory. In addition to the companies listed above, in recent years a number of companies have emerged and increased competition with respect to certain of our advertising offerings. As competition increases this could have an impact on both pricing and demand. These companies include adap.tv Inc., AppNexus, Millennial Media, Inc., PubMatic, Inc., The Rubicon Project, Inc., WPP plc (24/7 Media, Inc.) and ValueClick, Inc.

Our subscription access service competes with other internet access providers, especially broadband providers.

Internationally, our primary competitors are global enterprises such as Yahoo, Google, MSN, IAC, Facebook and other social networking sites, as well as a large number of local enterprises.

The internet industry is dynamic and rapidly evolving, and new and popular competitors, such as social networking sites, providers of communications tools and providers of advertising products and services, frequently emerge. We also compete with the companies listed above for talent in, among other areas, technology skills and content creation.

Government Regulation and Other Regulatory Matters

Our business is subject to various federal and state laws and regulations, particularly in the areas of intellectual property, privacy, data security and consumer protection.

Laws and regulations applicable to our business include the following:

•

The Digital Millennium Copyright Act of 1998, parts of which limit the liability of certain eligible online service providers for listing or linking to third-party websites that include materials which infringe copyrights or other intellectual property rights of others so long as statutory requirements are met.

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

Various international laws and regulations also affect our growth and operations. In addition, various legislative and regulatory proposals under consideration from time to time by the United States Congress and various federal, state and international authorities have materially affected us in the past and may materially affect us in the future. In particular, federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of mobile platforms, advertising networks and third-party web “cookies” for behavioral advertising. We use cookies, which are small text files placed in a consumer’s browser, to facilitate authentication, preference management, research and measurement, personalization, targeting and advertisement and content delivery. More sophisticated targeting and measurement facilitate enhanced revenue opportunities. The regulation of these “cookies” and other current online advertising practices could adversely affect our business.

Marketing

Our marketing efforts continue to support our mission to inform, entertain and connect the world. We believe the most effective type of marketing in the near term will be our ability to deliver compelling content, products and services to the millions of consumers who visit us each day. In addition, we seek to evolve our brand to reflect our efforts to deliver high-quality innovative content, products and services to consumers by engaging in targeted and strategic marketing efforts. We intend to continue to promote and support the AOL brand while we increase our focus on our family of individual content, product and service brands. We look for strategic opportunities to integrate AOL’s brands into high value sponsorships and targeted promotions aimed at defining our core value proposition to consumers. We also engage in meaningful marketing partnerships that allow us to grow our audience.

Employees

As of December 31, 2012, we employed approximately 5,600 people, including approximately 1,200 related to Patch. Our employees are based in 18 countries around the world, including the United States, the United Kingdom, Ireland, Canada, Germany, Israel and India. At that time, the country outside of the United States where we had the largest employee population was the United Kingdom, with approximately 300 employees.

A number of our international employees support our domestic operations. In general, we consider our relationship with employees to be good.

Global Presence

As of December 31, 2012, AOL Networks had advertising operations in the United States, Canada and Europe, as well as in Japan through a joint venture with Mitsui & Co., Ltd. Our AOL Networks segment also has an expanded global presence through its goviral operations, primarily in Europe. As of December 31, 2012, the Brand Group had AOL-branded and co-branded portals and websites in North America and Europe. In addition, the Brand Group provides consumer offerings, including Winamp and Shoutcast, internationally. The Brand Group has also expanded its international operations through the launch of The Huffington Post in the United Kingdom, Canada, France, Spain and Italy, in certain instances in partnership with established local media companies, and we intend to continue this expansion process in 2013. We offer internet access service through the Membership Group under the AOL brand in the United States, Puerto Rico and Canada. Our foreign operations may expose us to risks such as those described in “Item 1A—Risk Factors—Risks Relating to Our Business—We face risks relating to doing business internationally that could adversely affect our business and we face risks from not doing more international business.” For geographic area data for the years ended December 31, 2012, 2011 and 2010, see “Note 13” in our accompanying consolidated financial statements.

Seasonality

In the fourth quarter, we have historically seen a sequential increase in advertising revenues across our segments associated with holiday advertising.

WHERE YOU CAN FIND MORE INFORMATION

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. Unless otherwise stated herein, these filings are not deemed to be incorporated by reference in this report. You may read and copy any documents filed by us at the Public Reference Room of the SEC, 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC’s website at http://www.sec.gov. Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “AOL.” You can inspect and copy reports, proxy statements and other information about us at the NYSE’s offices at 20 Broad Street, New York, New York 10005. We also maintain an Internet website at www.corp.aol.com. We use our website as a channel of distribution of material company information. Financial and other information regarding AOL is routinely posted on and accessible at http://ir.aol.com and http://blog.aol.com. In addition, you may automatically receive e-mail alerts and other information about AOL by visiting the “e-mail alerts” section at http://ir.aol.com and enrolling your e-mail address. We make available on our internet website free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and any amendments to those reports as soon as practicable after we electronically file such reports with the SEC. In addition, copies of our (i) Corporate Governance Policy, (ii) charters for the Audit and Finance Committee, Compensation and Leadership Committee, Executive Committee, Nominating and Governance Committee and Transactions Committee and (iii) Standards of Business Conduct and Code of Ethics for Our Senior Executive and Senior Financial Officers are available through our Internet website at http://ir.aol.com. Our website and the information posted on it or connected to it shall not be deemed to be incorporated by reference into this report.

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

As our subscription revenues continue to decline, we have become increasingly dependent on advertising revenues. Until recently, we have not been able to generate sufficient growth in our advertising revenues to offset the loss of subscription revenues we have experienced in recent years and we may not be able to do so in the future on a consistent basis.

Growth in our advertising revenues depends on our ability to continue offering effective products and services for advertisers and publishers. Continuing to develop and improve these products and services may require significant time and investment. If we cannot continue to develop and improve our advertising products, services and technologies, our advertising revenues could be adversely affected.

In order for us to increase advertising revenues in the future, we believe it will be important to increase our overall volume of advertising sold and to maintain or increase pricing for advertising. If we are not able to attract consumers to, and engage consumers with, those AOL Properties that typically generate higher-priced and higher-volume advertising, our advertising revenues may not increase even if the aggregate number of consumers on AOL Properties increases and their aggregate engagement increases.

Additionally, there are different cost structures within our advertising business. In order to generate display advertising revenues on the Third Party Network, we incur TAC. While a majority of the costs associated with generating display advertising on the Third Party Network are variable, a majority of costs associated with generating display advertising revenue on AOL Properties are fixed. Therefore, even if we generate higher display advertising revenues on the Third Party Network, because there are lower incremental margins associated with these sales, the increase in our operating income will be less than it would with an equivalent increase in display revenues on AOL Properties.

Additionally, advertising revenues are more unpredictable and variable than our subscription revenues, and are more likely to be adversely affected during economic downturns, as spending by advertisers tends to be cyclical in line with general economic conditions.

We face intense competition in all aspects of our business.

The internet industry, with its low barriers to entry and rapidly shifting consumer tastes, is dynamic and rapidly evolving. Competition among internet companies offering online content, products and services, as well as with traditional offline content and advertising companies which are increasingly offering their own online content, products and services, is intense both domestically and globally and new competitors can quickly emerge. We could be at a competitive disadvantage in the long term if we are not able to capitalize on international opportunities, especially as compared to a number of our competitors who maintain an expansive global presence. If our competitors are more successful than we are in developing compelling content, products and services or in attracting and retaining consumers, advertisers, publishers and subscribers domestically and internationally, our business could be adversely affected.

If we do not continue to develop and offer compelling content, products and services and attract new consumers or maintain the engagement of our existing consumers, our advertising revenues could be adversely affected.

In order to attract consumers and maintain or increase engagement on AOL Properties, we believe we must offer compelling content, products and services. Acquiring, developing and offering new content, products and services, as well as new functionality, features and enhanced performance of our existing content, products and services, may require significant investment and time to develop. In addition, consumer tastes are difficult to predict and subject to rapid change.

In general, subscribers to our subscription access service are among the most engaged consumers on AOL Properties. As our subscriber base declines, it is advantageous to maintain the engagement of former access subscribers and increase the number and engagement of other consumers on AOL Properties in order to successfully execute our business model. Additionally, consumer engagement on certain of the AOL Properties, such as AOL.com, has been very significant to our operating results and we continue to focus on efforts to maintain or increase engagement on those properties. For example, we derive a significant portion of our search advertising revenue from search queries on AOL.com. If we are unable to develop online content, products and services that are attractive and relevant to AOL.com consumers, we may not be able to maintain or increase our existing consumers’ engagement on or attract new consumers to AOL.com and as a result our search advertising revenues may be adversely affected.

We are dependent on a third-party search provider.

We do not own or control a general web search service. Google is, except in certain limited circumstances, the exclusive United States provider of web search and sponsored links on AOL Properties through December 31, 2015. For the year ended December 31, 2012, search advertising revenues comprised approximately 26% of our total advertising revenues. Changes that Google has made and may unilaterally make in the future to its search service or advertising network, including changes in pricing, algorithms or advertising relationships, could adversely affect our advertising revenues, a decline or an unfavorable change in our relationship with Google could materially affect our advertising revenues. Because we do not own or control such a search service, we are not able to package and sell search advertising along with display advertising services outside of AOL Properties and we believe that this could adversely affect our ability to increase advertising revenues.

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

We rely on legacy technology infrastructure and a failure to update, scale or replace this technology infrastructure could adversely affect our business.

Significant portions of our content, products and services are dependent on technology infrastructure that was developed a number of years ago. The technology infrastructure utilized for our consumer offerings and advertising services are highly complex and may not provide satisfactory support as usage increases and products and services expand, change and become more complex in the future. In addition, we incur significant costs operating our business with multiple and often contradictory technology platforms and infrastructure. Updating and replacing our technology infrastructure may be challenging to implement and manage, may take time to test and deploy, may cause us to incur substantial costs and may cause us to suffer data loss or delays or interruptions in service which could adversely affect our business. Competitors with newer technology infrastructure may have greater flexibility and be in a position to respond more quickly than us to new opportunities, which could impact our competitive position in certain markets and adversely affect our business.

If we are unable to hire, engage and retain key management and other personnel, our business could be adversely affected.

Our future success depends in large part upon the continued service of key members of our management team and other personnel. If we do not succeed in retaining and engaging our key employees and in attracting new key personnel, we may be unable to meet our strategic objectives, maintain or build our brands, and, as a result, our business could be adversely affected. In particular, Tim Armstrong, our CEO, is critical to AOL’s overall management, as well as the development of AOL’s strategic direction and culture. We do not maintain any key-person life insurance policies.

If we cannot effectively distribute our content, products and services, our ability to attract new customers and maintain the engagement of existing consumers could be adversely affected.

As the behavior of internet consumers continues to change, distribution of our content, products and services via traditional methods may become less effective, and new distribution strategies may need to be developed. Consumers are increasingly using social networking sites to communicate and to acquire and disseminate information rather than through instant messaging, electronic mail and portals. As consumers migrate towards social networks, we seek to build social elements into our content, products and services in order to make them available on social networks and to attract and engage consumers on our properties. There is no guarantee that we will be able to successfully integrate our content with such social networking or other new consumer trends. Even if we are able to distribute our content, products and services effectively through social networking or other new or developing distribution channels, this does not assure that we will be able to attract new consumers.

Currently, an important distribution channel for AOL Properties is through our subscription access service. However, our access service subscriber base has declined and is expected to continue to decline. This continued decline is likely to reduce the effectiveness of our subscription access service as a distribution channel. In addition, certain of our websites, including portals such as the AOL home page and the Huffington Post, act as valuable distribution channels for other AOL Properties. If we are unable to grow organically by attracting new consumers directly to our content, products and services or if traffic to our portals declines or our portals are less successful as a distribution vehicle for other AOL Properties, we may need to rely on distribution channels that require us to pay significant fees to third parties such as operators of third-party websites, online networks, software companies, device manufacturers, and others to promote or supply our services to their users.

Previously, we entered into distribution agreements with computer manufacturers to install our products and services on their personal computers and laptops. We no longer regularly enter into such agreements and as consumers upgrade their hardware, our products and services may not be as easily accessible. Additionally, our products and services may not be compatible on or supported by new hardware. A decline in the traffic and engagement from these consumers could adversely affect our advertising and subscription revenue.

Global consumers are increasingly accessing and using the internet through devices other than personal computers, such as smartphones, tablets and televisions. In order for consumers to access and use our content, products and services via these devices, we must continue to ensure that our content, products and services are compatible with such devices. We also need to continue to secure arrangements with device manufacturers and carriers to promote prominent and effective distribution of our content, products and services.

In addition to placement agreements with wireless carriers and manufacturers, currently we offer applications directly to consumers for download from AOL Properties, the Apple App Store, or through other distribution channels. To the extent that consumers are using our applications, content, products and services, we have opportunities to generate advertising revenues. However, the amount of revenues, including advertising revenues, earned from such arrangements is currently small relative to advertising revenues earned through other arrangements. Also, business models in the marketplace seem to be undergoing experimentation and rapid change. To the extent that we cannot generate consumer awareness and adoption of our applications, content, products and services, our business could be adversely impacted.

Our access service subscriber base could decline faster than we currently anticipate which could result in a decrease in our subscription and advertising revenues.

Our access service subscriber base has declined and is expected to continue to decline. This decline has been the result of several factors, including the increased availability of high-speed internet broadband connections and attractive bundled offerings by such broadband providers, the fact that a significant amount of online content, products and services has been optimized for use with broadband internet connections and the effects of our strategic shift to focus on generating advertising revenues, which resulted in us essentially eliminating our marketing efforts for our subscription access service and the free availability of the vast majority of our content, products and services. Dial-up internet access services do not compete favorably with broadband access services with respect to connection speed and do not have a significant, if any, price advantage over certain broadband services. A substantial number of our access service subscribers do not use our dial-up service to access the internet. Although we provide other online services in addition to dial-up access as part of our subscription access plans, there can be no assurance that our subscribers will value the bundle of services we offer and they may cancel their subscriptions at any time. If any of these factors result in our access subscriber base declining faster than we currently anticipate, our subscription and advertising revenues could be adversely affected.

A disruption or failure of our networks and information systems, the internet or other technology may disrupt our business.

Our business is heavily dependent on the availability of network and information systems, the internet and other technologies. Shutdowns or service disruptions caused by events such as criminal activity, sabotage or espionage, computer viruses, hacking and other cyber-security attacks, router disruption, automated attacks such as denial of service attacks, power outages, natural disasters, accidents, terrorism, equipment failure or other events within or outside our control could adversely affect us and our consumers, including loss or compromise of data, service disruption, damage to equipment and data and excessive call volume to call centers. Furthermore, such attacks are not always able to be immediately detected, which means that we may not be in a position to promptly address the attacks or to implement adequate preventative measures. Such events could result in large expenditures necessary to recover data, or repair or replace such networks or information systems or to protect them from similar events in the future. As not all of our systems are fully redundant, some data or systems might not be recoverable after such events. In addition, not all of our systems operate in the same data centers. Significant incidents could result in a disruption of parts of our business, consumer dissatisfaction, damage to our brands, legal costs or liability, and a loss of consumers or revenues.

If we cannot continue to enforce and protect our intellectual property rights, our business could be adversely affected.

We rely on patent, copyright, trademark, domain name and trade secret laws in the United States and similar laws in other countries, as well as licenses and other agreements with our employees, consumers, content providers, suppliers and other parties, to establish and maintain our intellectual property rights in the technology, content, products and services used in our operations. These laws and agreements may not guarantee that our intellectual property rights will be protected and our intellectual property rights could be challenged or invalidated. Also, recent amendments to U.S. patent laws may adversely impact our ability to protect our new technologies, content, products and services and to defend against claims of patent infringement. In addition, such intellectual property rights may not be sufficient to permit us to take advantage of current industry trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of offerings, decreased traffic and associated revenue or otherwise adversely affect our business. As we acquire and publish more original content, our intellectual property may be increasingly subject to misappropriation by others, and the costs to protect and enforce our intellectual property rights may increase.

We have been, and may in the future be, subject to claims of intellectual property infringement or tort law violations that could adversely affect our business.

Many companies (including patent holding companies) and individuals own patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We have recently experienced an increase in the number of intellectual property rights claims against us coinciding with the expansion of various parts of our business. We may continue to experience these increases as we develop and offer new products, services, and technologies through various distribution channels. These claims, whether meritorious or not, may result in litigation, may be time-consuming and costly to resolve, and may require expensive changes in our methods of doing business and/or our content, products and services. These intellectual property infringement claims may require us to enter into royalty or licensing agreements on unfavorable terms or to incur substantial monetary liability. Additionally, these claims may result in our being enjoined preliminarily or permanently from further use of certain intellectual property and/or our content, products and services, or may require us to cease or significantly alter certain of our operations. The occurrence of any of these events as a result of these claims could result in substantially increased costs, could limit or reduce the number of our offerings to consumers, advertisers, publishers and subscribers, could stifle innovation or otherwise adversely affect our business.

Some of our commercial agreements may require us to indemnify third parties against intellectual property infringement claims, which may require us to use substantial resources to defend against or settle such claims or, potentially, to pay damages. These third parties may also discontinue the use of our products, services, and technologies, as a result of injunctions or otherwise, which could result in loss of revenues and adversely impact our business. Additionally, we may be exposed to liability or substantially increased costs if a commercial partner does not honor its contractual obligation to indemnify us for intellectual property infringement claims made by third parties or if any amounts received are not adequate to cover our liabilities or the costs associated with defense of such claims. The occurrence of any of these events could adversely affect our business.

As a publisher of original content and aggregator of third party content, we also face risks of periodic tort claims such as defamation or improper use of publicity rights, as well as infringement claims such as plagiarism. Whether or not they have merit, these claims may be time-consuming or costly to resolve.

The misappropriation, release, loss or misuse of AOL, consumer or other data could adversely affect our business.

Our business utilizes significant amounts of data about our business, consumers and our advertising and publishing partners in order to deliver our content, products and services and our advertising solutions. The misappropriation, release, loss or misuse of this data, whether by accident, omission or as the result of criminal activity, sabotage or espionage, hacking, computer viruses, natural disasters, terrorism, equipment failure or other events, could lead to negative publicity, harm to our reputation, customer dissatisfaction, regulatory enforcement actions or individual or class-action lawsuits or significant expenditures to recover the data or protect data from similar releases in the future, and may otherwise adversely affect our business. Furthermore, as not all of our systems are fully redundant, some data or systems might not be recoverable in a catastrophic event or other significant service disruption.

New or existing federal, state or international laws or regulations applicable to our business could subject us to claims or otherwise adversely affect our business.

Our business is subject to a variety of federal, state and international laws and regulations, including those with respect to consumer privacy, advertising generally, consumer protection, content regulation, network neutrality, cyber security, data protection, intellectual property (including copyright, patent, trademark and trade secret laws), defamation, child protection, advertising to and collecting information from children, taxation, employment classification, billing, subpoena and warrant processes and others. These laws and regulations and the interpretation or application of these laws and regulations could change. In addition, new laws or regulations affecting our business could be enacted. Furthermore, many laws were adopted prior to the advent of the internet and related technologies or have an unsettled application or scope with respect to the internet and related technologies and therefore their application on our business is often uncertain. Additionally, as our business evolves, we may be subject to new laws and the application of existing laws to us might change. These laws and regulations are frequently costly to comply with and may divert a significant portion of management’s attention. If we fail to comply with these applicable laws or regulations, we could receive negative publicity and be subject to significant liabilities which could adversely affect our business.

Many of our advertising partners are subject to industry specific laws and regulations or licensing requirements, including advertisers in the following industries: pharmaceuticals, online gaming, alcohol, adult content, tobacco, firearms, insurance, securities brokerage, real estate, sweepstakes, free trial offers, automatic renewal services and legal services. If any of our advertising partners fails to comply with any of these licensing requirements or other applicable laws or regulations, or if such laws and regulations or licensing requirements become more stringent or are otherwise expanded, we could receive negative publicity, incur significant penalties or our business could be otherwise adversely affected.

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

Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of third-party web “cookies” for behavioral advertising. We use cookies, which are small text files placed in a consumer’s browser, to facilitate authentication, preference management, research and measurement, personalization, targeting and advertisement and content delivery. The regulation of these “cookies” and other current online advertising practices could adversely affect our business.

Any restructuring actions and cost reduction initiatives that we undertake may not deliver the expected results and these actions may adversely affect our business operations.

We may undertake various restructuring activities and cost reduction initiatives in an effort to better align our organizational structure and costs with our strategy. In connection with such activities, we may experience a disruption in our ability to perform functions important to our strategy. While we strive to reduce the negative impact of such restructuring actions and cost reduction initiatives, such activities could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of our strategic objectives and the results of our operations. We expect to continue to actively manage our costs. However, if we do not fully realize or maintain the anticipated benefits of any restructuring plans and cost reduction initiatives, our business could be adversely affected.

We may need to raise additional capital, and we cannot be sure that additional financing will be available.

We have funded our ongoing working capital, capital expenditure and financing requirements through cash flows from operations and asset dispositions; however, we may require additional financing in the future. Our ability to obtain future financing will depend on, among other things, our financial condition and results of operations as well as the condition of the capital markets or other credit markets at the time we seek financing. We currently do not have any ratings from the credit rating agencies, so our access to capital markets may be limited. We may not be able to obtain future financing on terms acceptable to us in a timely manner, or at all. Our ability to fund our working capital, capital expenditure and financing requirements in the future may be adversely affected if we are unable to obtain financing on acceptable terms. If we are unable to enter into the necessary financing arrangements or sufficient funds are not available on acceptable terms when required, we may not have sufficient liquidity and our business may be adversely affected.

Acquisitions of other businesses could adversely affect our operations and result in unanticipated liabilities.

Since January 1, 2012, we acquired Buysight and other smaller businesses and we may make additional acquisitions and strategic investments in the future. The completion of acquisitions and strategic investments as well as the integration of acquired companies or assets involve a substantial commitment of resources and we may fail to realize the anticipated benefits of such transactions and incur unanticipated liabilities that could harm our business. In addition, past or future transactions may be accompanied by a number of risks, including:

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

•	the potential loss or disengagement of key talent at acquired companies;

•	the potential disruption of our ongoing business and distraction of our management;

•	additional operating losses and expenses of the businesses we acquire or in which we invest and the failure of such businesses to perform as expected;

•	the failure to successfully further develop acquired technology, resulting in the impairment of amounts currently capitalized as intangible assets;

•	the difficulty of reconciling potentially conflicting or overlapping contractual rights and duties; and

•	the potential impairment of relationships with consumers, partners and employees as a result of the combination of acquired operations and new management personnel.

We face risks relating to doing business internationally that could adversely affect our business.

Our business operates and serves consumers globally. There are certain risks inherent in doing business internationally, including:

•	economic volatility and the current global economic uncertainty;

•	currency exchange rate fluctuations;

•	the requirements of local laws and customs relating to the publication and distribution of content and the display and sale of advertising;

•	uncertain protection and enforcement of our investment or intellectual property rights;

•	import or export restrictions and changes in trade regulations;

•	difficulties in developing, staffing and simultaneously managing a large number of foreign operations as a result of distance as well as language and cultural differences;

•	issues related to occupational safety and adherence to local labor laws and regulations;

•	political or social unrest;

•	risks related to government regulation;

•	the existence in some countries of statutory stockholder minority rights and restrictions on foreign direct ownership;

•	the presence of corruption in certain countries; and

•	higher than anticipated costs of entry.

One or more of these factors could adversely affect our business.

International expansion involves increased investment as well as risks associated with doing business abroad, as described above. In certain instances, we have expanded internationally through joint ventures, and our inability to control certain aspects of a joint venture partnership may impact the development and expansion of our offerings. Furthermore, investments in some regions can take a long period to generate an adequate return. In addition, as we expand into new international regions, we may have limited experience in operating and marketing our products and services in such regions and could be at a disadvantage compared to competitors with more experience.

We could be subject to additional tax liabilities which could adversely affect our business.

International, federal, state and local tax laws and regulations affecting our business are extremely complex and subject to varying interpretations. These tax laws and regulations, or interpretations or application of these tax laws and regulations, could change or new laws and regulations affecting our business could be enacted.

There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge. Our subscription access service is protected from taxation through the Federal Internet Tax Non-Discrimination Act, which is in effect until November 2014 and there is no guarantee that this exemption will continue past this date. Several taxing jurisdictions have sought to increase revenue by imposing new taxes on, advertising generally, and internet advertising specifically, or by increasing general business taxes. Imposing new taxes on advertising or internet advertising would adversely affect us. A tax on digital products in a particular state would require us to either pay the sales tax on all non-access paid services sold in that state or implement a system to collect the tax from our customers and remit it to that state which could be costly to put in place. Other states have sought to expand the definition of “nexus” for the purpose of taxing goods and services sold over the internet. If enacted, these new taxes would adversely affect our consumers and, as a result, could adversely affect our business.

We may not be able to utilize our tax attributes to offset future U.S. taxable income.

We believe that we have valuable tax attributes that are significant assets of the Company. Unless otherwise restricted, we can utilize these tax assets in certain circumstances to offset future U.S. taxable income, including in connection with capital gains that may be generated from a potential asset sale. Our ability to use the tax assets could be limited and the timing of the usage of the tax assets could be substantially delayed if we experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code. A company generally experiences an “ownership change” for tax purposes if the percentage of stock owned by its 5% stockholders (as defined for tax purposes) increases by more than 50 percentage points over a rolling three-year period. To help protect shareholder value and preserve our ability to use the tax assets, our Board of Directors (the “Board”) recently adopted a Tax Asset Protection Plan (the “TAPP”) to act as a deterrent to any person acquiring beneficial ownership of 4.9% or more of our outstanding common stock without the approval of the Board. Notwithstanding the adoption of the TAPP, we cannot eliminate the possibility that an “ownership change” will occur. The amount by which our ownership may change in the future could, for example, be affected by purchases and sales of stock by stockholders and repurchases of stock by us, should we choose to do so. Additionally, if our shareholders do not approve the adoption of the TAPP at our next annual meeting, the TAPP will terminate in August 2013. If the TAPP is not effective in preventing an ownership change our ability to use the tax assets to offset taxable income may be reduced or eliminated. Even if the TAPP is effective in preventing an ownership change, we will only be able to utilize these tax assets to the extent we generate taxable income and the taxing authorities do not challenge the amount of our tax assets or otherwise make an adverse determination regarding our ability to use these assets, and therefore we are not able to guarantee that the tax assets will be valuable to us in the future.

Risks Relating to our Common Stock and the Securities Market

Our stock price may fluctuate significantly.

Our stock price has fluctuated significantly over the last two years and may fluctuate significantly depending on many factors, some of which may be beyond our control, including:

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

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could adversely affect the trading price of our common stock. When the market price of a company’s stock fluctuates significantly, shareholders may institute securities class action litigation against that company. Any litigation against us could cause us to incur substantial costs, divert the time and attention of our management and other resources or otherwise harm our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters, located in New York City, is a leased property consisting of approximately 230 thousand square feet. We own a corporate campus in Dulles, Virginia comprising office buildings, a data center, child care and support facilities of approximately 840 thousand square feet. We lease or own additional office, data center and warehouse space located in California and Virginia totaling approximately 620 thousand square feet. In addition to these properties, we lease approximately 480 thousand square feet in over 50 facilities for use as corporate offices, sales offices, development centers, data centers and other operations in other locations in the United States and internationally. Our larger leased sites are located in Colorado, Illinois, Maryland and Massachusetts and in the countries of Canada, Germany, India, Ireland, Israel and the United Kingdom. We sublease to third parties approximately 225 thousand square feet of our leased properties. Due to the nature of the Company’s operations, most of the properties described above are used by more than one of our segments.

We believe that our facilities are sufficient to meet our current and projected needs. We also have an ongoing process to review and update our real estate portfolio to meet changing business needs.

ITEM 3.	LEGAL PROCEEDINGS

During the second quarter of 2012, we paid $13.5 million to settle a sales tax matter with the Virginia Department of Taxation covering the period from February 1995 through December 2011. In connection with the resolution of this matter, we recorded incremental sales and use tax expense within general and administrative expense of $9.6 million for the year ended December 31, 2012.

In addition to the matter described above, we are a party to a variety of claims, suits and proceedings that arise in the normal course of business, including actions with respect to intellectual property claims, tax matters, labor and unemployment claims, commercial claims, claims related to our business model for content creation and other matters. We reached various settlements on certain intellectual property and other legal matters during the year ended December 31, 2012. Collectively, the amounts incurred and paid related to these matters were not material to our financial statements.

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

In February 2013, we received notice that the Attorney General for the State of Florida is investigating a number of advertising companies, including Advertising.com, regarding the placement of allegedly deceptive third-party advertising on their online advertising networks. We are cooperating with the investigation and have responded to initial information requests. While the results of such claims, suits, and proceedings and investigations cannot be predicted with certainty, management does not believe that, based on current knowledge and the likely timing of resolution of various matters, any additional reasonably possible potential losses above the amount accrued for such matters would be material to our financial statements. Regardless of the outcome, legal proceedings can have an adverse effect on us because of defense costs, diversion of management resources and other factors. See “Item 1A—Risk Factors—Risks Relating to Our Business—If we cannot continue to enforce and protect our intellectual property rights, our business could be adversely affected” and “Item 1A—Risk Factors—Risks Relating to Our Business—We have been, and may in the future be, subject to claims of intellectual property infringement or tort law violations that could adversely affect our business” included in this Annual Report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

AOL’s common stock is listed on the New York Stock Exchange (NYSE) under the symbol “AOL.” The following table presents the quarterly high and low sales prices for the common stock on the NYSE as reported for each period indicated:

	High	Low
2011 Quarters Ended:
March 31, 2011	$24.91	$18.51
June 30, 2011	22.47	18.44
September 30, 2011	20.83	10.06
December 31, 2011	15.82	11.17

2012 Quarters Ended:
March 31, 2012	$19.48	$14.84
June 30, 2012	28.36	18.12
September 30, 2012	35.35	27.14
December 31, 2012	43.93	29.25

As of February 22, 2013 there were approximately 16,560 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The closing price of the common stock on the NYSE on February 22, 2013 was $37.79.

Stock Repurchases

The following is a summary of common shares repurchased by the Company under its stock repurchase program during the three months ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
October 1,—October 31, 2012	6,500,000	$33.79	6,500,000	$300,800,000
November 1,—November 30, 2012	—	—	—	$300,800,000
December 1,—December 31, 2012	7,900,000	$33.79	7,900,000	$33,900,000
Total	14,400,000	$33.79	14,400,000	$33,900,000

(a)	On August 26, 2012, we entered into a fixed dollar collared accelerated stock repurchase agreement with Barclay’s Capital Inc. (“Barclays”), as agent for Barclays Bank PLC, effective August 27, 2012 (the “ASR Agreement”). The average price paid per share reflects the average price for all shares delivered by Barclays under the ASR Agreement as of December 31, 2012.
(b)	Under the ASR Agreement, on August 30, 2012, we paid $654.1 million from cash on hand to Barclays to repurchase outstanding shares of common stock. The approximate dollar value of shares that may yet be repurchased under the program disclosed above excludes commissions and other fees paid in relation to repurchases through December 31, 2012. We currently anticipate that the ASR Agreement will be completed during the second quarter of 2013.

Dividend Policy

On August 26, 2012, we declared the payment of a special, one-time, cash dividend of $5.15 per share to shareholders of record at the close of business on December 5, 2012 (the “Special Cash Dividend”), which was paid on December 14, 2012. This dividend was part of the process of returning 100% of the $1,056 million of patent transaction proceeds to shareholders. We do not currently anticipate additional declarations of cash dividends on our common stock in the immediate future. The declaration of additional cash dividends on our common stock could impact existing stock repurchase agreements.

Performance Graph

The graph below matches AOL Inc.’s cumulative 36-Month total shareholder return on common stock with the cumulative total returns of the S&P Midcap 400 index and the Morgan Stanley High-Technology index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 10, 2009 (the first trading day after our spin-off from Time Warner) to December 31, 2012.

*	$ 100 invested on 12/10/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw – Hill Companies Inc. All rights reserved.

	12/10/09	12/31/09	3/31/10	6/30/10	9/30/10	12/31/10	3/31/11	6/30/11	9/30/11	12/31/11	3/31/12	6/30/12	9/30/12	12/31/12
AOL Inc.	100.00	98.98	107.48	88.39	105.23	100.81	83.04	84.44	51.02	64.20	80.65	119.39	149.79	146.22
S&P Midcap 400	100.00	103.84	113.28	102.42	115.85	131.50	143.81	142.76	114.37	129.22	146.66	139.43	147.01	152.32
Morgan Stanley High-Technology	100.00	102.96	105.86	91.75	103.58	114.42	117.42	117.67	111.03	117.08	143.57	134.15	144.04	135.90

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

The following financial information for each of the five years ended December 31, 2012 has been derived from the Company’s consolidated financial statements. The selected consolidated financial data as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 is derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated financial data as of December 31, 2010, 2009 and 2008 and for the years ended December 31, 2009 and 2008 is derived from audited financial statements not included herein.

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

	Years Ended December 31,
	2012		2011	2010	2009	2008
($ in millions, except per share amounts)
Statement of Comprehensive Income (Loss) Data:
Revenues:
Advertising		$1,418.5	$1,314.2	$1,284.1	$1,736.7	$2,083.3
Subscription		705.3	803.2	1,023.6	1,388.8	1,929.3
Other		67.9	84.7	109.0	120.3	140.1

Total revenues		$2,191.7	$2,202.1	$2,416.7	$3,245.8	$4,152.7
Costs of revenues		$1,587.2	$1,584.4	$1,420.6	$1,893.2	$2,273.1
Operating income (loss) (a)		$1,201.9	$45.8	$(982.6)	$462.6	$(1,163.5)
Income (loss) from continuing operations		$1,047.7	$13.1	$(790.7)	$251.4	$(1,520.6)
Net income (loss) attributable to AOL Inc. (b)		$1,048.4	$13.1	$(782.5)	$248.8	$(1,525.8)

Per share information attributable to AOL Inc. common stockholders: (c)
Basic income (loss) per common share from continuing operations		$11.51	$0.13	$(7.42)	$2.38	$(14.36)
Discontinued operations		—	—	0.08	(0.03)	(0.06)

Basic net income (loss) per common share		$11.51	$0.13	$(7.34)	$2.35	$(14.42)

Shares used in computing basic income (loss) per share (in millions)		91.1	104.2	106.6	105.8	105.8
Diluted income (loss) per common share from continuing operations		$11.21	$0.12	$(7.42)	$2.38	$(14.36)
Discontinued operations		—	—	0.08	(0.03)	(0.06)

Diluted net income (loss) per common share	$11.21		$0.12	$(7.34)	$2.35	$(14.42)

Shares used in computing diluted income (loss) per share (in millions)		93.5	106.0	106.6	105.8	105.8
Cash dividends paid per common share		$5.15	$—	$—	$—	$—

(a)	On June 15, 2012, we sold approximately 800 of our patents and their related patent applications (the “Sold Patents”) to Microsoft, and granted Microsoft a non-exclusive license to our retained patent portfolio. As a result of this transaction, 2012 includes a gain of $946.5 million (net of transaction costs) on the disposition of the Sold Patents and income of $96.0 million from licensing our retained patent portfolio to Microsoft during the second quarter of 2012. Also included in 2012 is the release of a $16.4 million value added tax (“VAT”) indemnification reserve that was established upon the sale of the legacy German and United Kingdom access businesses in 2006 and 2007. 2011 includes $35.2 million in retention compensation expense related to acquired companies. 2010 includes a $1,414.4 million non-cash impairment charge to reduce the carrying value of goodwill and a $106.0 million gain on the sale of our ICQ operations (“ICQ”). 2009 includes $27.9 million in amounts incurred related to securities litigation and government investigations. 2008 includes a $2,207.0 million non-cash impairment charge to reduce the carrying value of goodwill and $20.8 million in amounts incurred related to securities litigation and government investigations.
(b)	Includes net income (loss) related to discontinued operations of $8.2 million in 2010, ($2.9) million in 2009 and ($6.0) million in 2008.
(c)	On November 2, 2009, the Company converted from AOL Holdings LLC, a limited liability company wholly owned by Time Warner, to AOL Inc., a corporation wholly owned by Time Warner. On December 9, 2009, the date of our spin-off, 105.8 million shares of $0.01 par value AOL common stock were distributed to Time Warner shareholders of record as of 5 p.m. on November 27, 2009. For periods prior to 2009, the same number of shares is being used for basic and diluted income (loss) per common share as no common stock of the Company existed prior to November 2, 2009 and no dilutive securities of the Company were outstanding for any prior period. For the year ended December 31, 2009, in determining the weighted average number of common shares outstanding for basic income (loss) per common share, the Company used 105.8 million shares for the period from January 1, 2009 through December 9, 2009, and the actual number of shares outstanding for the period from December 10, 2009 through December 31, 2009. Diluted income (loss) per common share subsequent to the distribution date of December 9, 2009 reflects the potential dilution of outstanding equity-based compensation awards by application of the treasury stock method.

	As of December 31,
	2012	2011	2010	2009	2008
(in millions)
Balance Sheet Data:
Cash and equivalents	$466.6	$407.5	$801.8	$146.1	$134.8
Goodwill	$1,084.1	$1,064.0	$810.9	$2,171.6	$2,149.0
Total assets	$2,797.3	$2,825.0	$2,962.3	$3,963.1	$4,861.3

Long-term portion of obligations under capital leases	$56.3	$66.2	$50.9	$41.5	$33.7
Treasury stock, at cost	$(838.4)	$(173.6)	$—	$—	$—
Total equity	$2,137.8	$2,172.6	$2,286.9	$3,062.9	$3,737.7

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

Introduction

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on our business, recent developments, results of operations, liquidity and capital resources and critical accounting policies. MD&A is organized as follows:

•

Overview. This section provides a general description of our business and outlook for 2013, as well as recent developments we believe are important in understanding our results of operations and financial condition or in understanding anticipated future trends.

•	Results of operations. This section provides an analysis of our results of operations for each of the three years in the period ended December 31, 2012.

•

Liquidity and capital resources. This section provides a discussion of our current financial condition and an analysis of our cash flows for each of the three years in the period ended December 31, 2012. This section also provides a discussion of our contractual obligations and commitments, off-balance sheet arrangements, indemnification obligations and customer credit risk that existed at December 31, 2012. This section also includes a discussion of the amount of financial capacity available to fund our future commitments and ongoing operating activities.

•

Critical accounting policies. This section identifies those accounting policies that are considered most important to our results of operations and financial condition and require the most significant judgment and estimates on the part of management.

Overview

Our Business

We are a leading global web services company with a suite of compelling brands and offerings and a substantial worldwide audience. Our business spans online content, products and services that we offer to consumers, advertisers, publishers and subscribers. We are focused on attracting and engaging internet consumers and providing valuable online advertising services. We market our offerings to advertisers on both AOL Properties and the Third Party Network. Through AOL Networks, we provide third party publishers with premium products and services intended to make their websites attractive to brand advertisers, such as video and custom content production, in addition to offering ad serving and sales of third party advertising inventory. Our AOL-brand access subscription service, which we offer consumers in the United States for a monthly fee, is a valuable distribution channel for AOL Properties.

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On June 29, 2012, we announced a plan to form operating units in conjunction with a planned change in organizational structure. As of December 31, 2012, our business is organized into three reportable segments: the Brand Group, the Membership Group, and AOL Networks. We believe that this new operating structure will enhance our focus on profitability, coordinated business execution, and resource allocation across our portfolio of brands and services. Prior to this change in organization structure, we had one operating and reportable segment.

Brand Group

The Brand Group consists of our portfolio of distinct and unique content and certain of our service brands. The results for this segment reflect the performance of our advertising offerings on a number of owned and operated sites, such as AOL.com, The Huffington Post, Patch, TechCrunch and MapQuest. The Brand Group also includes co-branded websites owned or operated by third parties for which certain criteria have been met, including that the internet traffic has been assigned to us. We generate advertising revenues from the Brand Group through the sale of display advertising and search advertising. Display advertising revenue is generated by the display of graphical advertisements and other performance-based advertising. We offer advertisers marketing and promotional opportunities to purchase specific placements of advertising directly on sites within the Brand Group (i.e., in particular locations and on specific dates). In addition, we offer advertisers the opportunity to bid on unreserved advertising inventory on Brand Group sites utilizing our proprietary scheduling, optimization and delivery technology. We collectively refer to revenue associated with these offerings as premium display advertising revenue. Finally, advertising inventory on Brand Group sites not sold directly to advertisers, as described above, may be included for sale to advertisers with inventory purchased from third-party publishers through AOL Networks. Amounts received from external customers for inventory sold through AOL Networks are recognized in AOL Networks with a corresponding intersegment TAC charge. An amount equal to the TAC charge for these transactions, reflecting the revenue net of the margin retained by AOL Networks, is then reflected as intersegment revenue within the Brand Group. Search advertising revenue is generated when a consumer clicks on a text-based advertisement on Brand Group sites. These text-based advertisements are either generated from a consumer-initiated search query or placed on sites targeted by advertisers based on the content of the websites. While the majority of AOL search revenues are reflected within the Brand Group, there are also search revenues within the Membership Group and AOL Networks for search offerings provided in each of those segments.

Membership Group

The Membership Group consists of offerings that serve AOL registered account holders, both free and paid, and are focused on delivering world-class experiences to AOL’s loyal users who rely on these AOL products and properties every day. The results for this segment include AOL’s subscription offerings and advertising offerings on Membership Group properties for our subscribers, including communications products such as AOL Mail and AIM.

In addition, we offer new products and services that are either third party or AOL-developed products. We earn performance-based fees in relation to marketing third party products and services. We offer these products to our current and former access subscribers as well as other internet consumers. As with the Brand Group, advertising inventory on Membership Group sites not sold directly to advertisers may be included for sale to advertisers through AOL Networks and is reflected as intersegment revenue within the Membership Group. AOL Search is also offered on Membership Group Properties.

AOL Networks

AOL Networks consists of AOL’s offerings to publishers and advertisers utilizing AOL’s third-party advertising network as well as AOL’s inventory sold by AOL Networks. The results for this segment include the performance of Advertising.com, ADTECH, Pictela, goviral, sponsored listings and AOL On. We generate

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

advertising revenues on AOL Networks through the sale of advertising on third party websites, which we collectively refer to as the Third Party Network and from advertising inventory on AOL Properties not sold directly to advertisers, as described above. Our advertising offerings on AOL Networks consist primarily of the sale of display advertising and also include search advertising through sponsored listings. In order to generate advertising revenues on the Third Party Network, we have historically had to incur higher TAC as compared to advertising on Brand Group or Membership Group properties.

Growth of our advertising revenues depends on our continued ability to attract consumers and increase engagement on our properties by offering compelling content, products and services, as well as on our ability to provide effective advertising solutions and optimize our inventory monetization. In order to attract consumers and generate increased engagement, we have developed and acquired, and intend to continue to develop and potentially acquire, content, products and services designed to meet these goals. Our plans include the development of a number of platforms that are designed to facilitate the production, aggregation, distribution and consumption of national and local content. Additionally, we have invested in premium content brands to deliver a scaled and differentiated array of premium news, analysis, commentary, entertainment and community engagement.

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

Trends, Challenges and Uncertainties Impacting Our Business

The web services industry is highly competitive and rapidly changing. Trends, challenges and uncertainties that may have a significant impact on our business, our opportunities and our ability to execute our strategy include the following:

•

As the number of subscribers has declined, our remaining subscriber base has become longer tenured. Additionally, we continue to modify and update our offerings of online products and services to provide significant value to our subscribers and other consumers. We believe that subscriber churn and the decline in subscription revenues will continue to moderate in the foreseeable future as our tenured base continues to mature and the value of the additional products and services offered to subscribers increases.

•

Recently, certain areas of the online display advertising market have experienced pressure from the increase of programmatic buying of advertising inventory. We are addressing this trend of programmatic buying by investing in technology, such as the AdLearn Open Platform, in order for advertisers and agencies to better manage their advertising campaigns through the use of our optimization technology. Additionally, we believe there is a significant opportunity to attract advertisers through the increased sale of premium formats and video through AOL Networks. We believe our scale, premium audiences and investments in technology and premium formats will allow

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

us to increase the number of advertisers we work with and enable us to optimize the increase in programmatic buying. We have one sales force that sells products on the programmatic and marketing services side of our advertising business, and we believe our investments in premium formats and targeting will enable us to maximize yield for our advertisers across our offerings.

•

We have different cost structures within our advertising offerings. In order to generate higher display advertising revenues on the Third Party Network, we incur higher TAC. While a majority of the costs associated with generating display advertising on the Third Party Network are variable, a majority of costs associated with generating display advertising revenue on AOL Properties are fixed. Therefore, to the extent we can generate higher display revenues on AOL Properties where we expect higher incremental margins, the increase in our operating income will be greater than it would with an equivalent increase in display revenues on the Third Party Network.

•

We believe premium video presents a substantial opportunity for growth and we believe that video enhancements across our owned and operated properties and third party websites can enhance our advertising product offerings and increase monetization and distribution of our content. We seek to launch new format enhancements, increase advertiser adoption of these formats and attract additional publishers. We aim to create products that will deepen our relationships with existing advertisers and attract new advertisers by providing them with effective and efficient means of reaching targeted audiences through premium video experiences. We remain focused on the continued expansion of our video platform for both our properties and our partners globally.

Recent Developments

Accelerated Stock Repurchase Agreement

On August 26, 2012, we entered into a fixed dollar collared ASR Agreement with Barclays, as agent for Barclays Bank PLC, effective August 27, 2012. Under the ASR Agreement, on August 30, 2012, we paid $654.1 million from cash on hand to Barclays to repurchase outstanding shares of common stock. The consideration paid to Barclays to repurchase shares included $54.1 million in contemplation of a cash dividend announced by us on August 27, 2012 (the “Special Cash Dividend”) and discussed further below, which was calculated as the present value of the Special Cash Dividend with respect to those shares deliverable under the ASR Agreement prior to the ex-dividend date of December 3, 2012.

Upon the termination of the hedging period on October 19, 2012, the cap price and the floor price under the ASR were established at $32.69 and $26.68, respectively. The cap and floor prices establish the expected minimum and maximum shares to be delivered in total upon completion of the ASR of 18.4 million to 22.5 million shares, respectively. During the year ended December 31, 2012 and to date, Barclays delivered 18.4 million shares to us, and in connection with this delivery of shares, we reclassified $620.2 million of the $654.1 million paid to Barclays from additional paid-in capital (“APIC”) to treasury stock. On final settlement of the ASR Agreement, we may be entitled to receive additional shares of common stock, or if we elect, cash, from Barclays, or under certain circumstances specified in the ASR Agreement, we may be required to deliver shares or make a cash payment, at our option, to Barclays. In connection with this transaction, Barclays has purchased and is expected to continue to purchase common stock in the open market. The specific number of shares that we will ultimately receive under the ASR agreement will be based on the volume weighted average price of our shares from October 22, 2012 (the first trading day following termination of the hedging period) through the completion of the transaction as compared to the established cap and floor prices. Upon delivery of the final

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

shares to us (if any), we will reclassify the remaining $33.9 million under the ASR Agreement from APIC to treasury stock. We currently anticipate that the ASR will be completed in the second quarter of 2013. See “Note 7” in our accompanying consolidated financial statements for additional information on the ASR Agreement.

Special Cash Dividend

On August 26, 2012, we declared the Special Cash Dividend to be paid to shareholders in 2012. The total amount of the Special Cash Dividend payment paid to shareholders on December 14, 2012 was $434.4 million. In addition to the amount paid on December 14, 2012, individuals who hold restricted stock units (“RSUs”) and performance stock units (“PSUs”) will be paid out dividend equivalents in cash as the respective RSUs and PSUs vest. See “Note 7” in our accompanying consolidated financial statements for additional information on the Special Cash Dividend.

Tax Asset Protection Plan

As of December 31, 2012, we had significant domestic tax attributes, including both net operating loss deferred tax assets and capital loss carryforward deferred tax assets. Unless otherwise restricted, we can utilize these tax attributes in certain circumstances to offset future U.S. taxable income, including in connection with capital gains that may be generated from a potential asset sale. Should a “change of control” be triggered under Section 382 of the Internal Revenue Code of 1986, as amended, we may not be able to utilize these tax attributes to offset future U.S. taxable income, or such utilization could be significantly delayed. As a result, during the third quarter of 2012, we adopted a TAPP that is intended to act as a deterrent to any individual, individual fund or family of funds with common dispositive power acquiring 4.9% or more of our outstanding shares without the approval of our Board. We intend to submit the TAPP for stockholder approval at our next annual meeting of stockholders. The adoption of the TAPP did not have a material impact on our financial statements as of and for the year ended December 31, 2012. See “Note 7” in our accompanying consolidated financial statements for additional information on the TAPP.

Stock Repurchase Program

On February 8, 2013, we announced that the Board approved a stock repurchase program, which authorizes us to repurchase up to $100.0 million of our outstanding shares of common stock from time to time over the next twelve months. Repurchases are subject to market conditions, share price and other factors. Repurchases will be made in accordance with applicable securities laws in the open market, in block trades, pursuant to pre-arranged trading plans, private transactions, and may include derivative transactions. The repurchase program may be suspended or discontinued at any time and is subject to the terms and conditions of the ASR Agreement.

Recent Acquisitions

During the fourth quarter of 2012, we completed the acquisition of Everlater, Inc., a company that produces software to simplify the creation and sharing of web content and Buysight, a company that operates a targeted advertising platform which uses machine learning technology to allow for real time optimization of advertising campaigns. See “Note 4” in our accompanying consolidated financial statements for additional information on these acquisitions.

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Key Metrics

Audience Metrics

We utilize unique visitor numbers to evaluate the performance of AOL Properties. In addition, we utilize unique visitor numbers to evaluate the reach of our total advertising offerings, which we call the AOL Advertising Network and which includes both AOL Properties and the Third Party Network. Unique visitor numbers provide an indication of our consumer reach. Although our consumer reach does not correlate directly to advertising revenue, we believe that our ability to broadly reach diverse demographic and geographic audiences is attractive to brand advertisers seeking to promote their brands to a variety of consumers without having to partner with multiple content providers. AOL’s unique visitor numbers also include unique visitors attributable to co-branded websites owned by third parties for which certain criteria have been met, including that the internet traffic has been assigned to us through a traffic assignment letter. For the year ended December 31, 2012, approximately 7% of our unique visitors to AOL Properties were attributable to co-branded websites owned by third parties where the internet traffic was assigned to us, compared to approximately 6% for the year ended December 31, 2011.

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

The following table presents our unique visitor metrics for the periods presented (in millions):

	Years Ended December 31,
	2012	2011	2010
Domestic average monthly unique visitors to AOL Properties	111	110	111
Domestic average monthly unique visitors to AOL Advertising Network	186	184	184

Subscriber Access Metrics

The primary metrics we monitor for our subscription access service are monthly average churn and average paid tenure. Monthly average churn represents on average the percentage of AOL-brand access subscribers that are either terminated or cancel our services each month, factoring in new and reactivated subscribers. The domestic AOL-brand access subscriber monthly average churn was 1.8%, 2.3% and 2.6% for the years ended December 31, 2012, 2011 and 2010, respectively. Average paid tenure represents the average period of time subscribers have paid for domestic AOL-brand internet access. The average paid tenure of the remaining domestic AOL-brand access subscribers has been increasing, and was approximately 11.8 years, 10.6 years and 9.1 years for the years ended December 31, 2012, 2011 and 2010, respectively.

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

Revenues

The following table presents our revenues, by revenue type, for the periods presented (in millions):

	Years Ended December 31,
	2012	2011	% Change from 2011 to 2012	2010	% Change from 2010 to 2011
Revenues:
Advertising	$1,418.5	$1,314.2	8%	$1,284.1	2%
Subscription	705.3	803.2	(12)%	1,023.6	(22)%
Other	67.9	84.7	(20)%	109.0	(22)%

Total revenues	$2,191.7	$2,202.1	(0)%	$2,416.7	(9)%

The following table presents our revenues, by revenue type, as a percentage of total revenues for the periods presented:

	Years Ended December 31,
	2012	2011	2010
Revenues:
Advertising	65%	60%	53%
Subscription	32	36	42
Other	3	4	5

Total revenues	100%	100%	100%

Advertising Revenues

Advertising revenues are generated on AOL Properties through display advertising and search advertising, as described in “Overview—Our Business” herein. Agreements for advertising on AOL Properties typically take the form of impression-based contracts in which we provide impressions in exchange for a fixed fee (generally stated as cost-per-thousand impressions), time-based contracts in which we provide promotion over a specified time period for a fixed fee or performance-based contracts in which performance is measured in terms of either “click-throughs” when a user clicks on a company’s advertisement or other user actions such as product/customer registrations, survey participation, sales leads, product purchases or other revenue sharing relationships. In addition, agreements with advertisers can include other advertising-related services such as content sponsorships, exclusivities or advertising effectiveness research.

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

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Advertising revenues on AOL Properties and the Third Party Network for the years ended December 31, 2012, 2011 and 2010 are as follows (in millions):

	Years Ended December 31,
	2012	2011	% Change from 2011 to 2012	2010	% Change from 2010 to 2011
AOL Properties:
Display	$575.4	$573.4	0%	$512.3	12%
Search	371.5	357.1	4%	428.1	(17)%

Total AOL Properties	946.9	930.5	2%	940.4	(1)%
Third Party Network	471.6	383.7	23%	343.7	12%

Total advertising revenues	$1,418.5	$1,314.2	8%	$1,284.1	2%

2012 vs. 2011

Advertising revenues increased $104.3 million, primarily reflecting an increase in Third Party Network revenue and search revenue.

The increase in Third Party Network revenue of $87.9 million relates in part to an increase in publishers on the network and increased sales of premium packages and products, including video. In addition, Third Party Network revenue increased by $32.7 million as a result of the consolidation of Ad.com Japan beginning in the first quarter of 2012. Search revenue increased $14.4 million, driven primarily by continued increases in search revenue on AOL.com of $34.5 million through the optimization of the consumer experience and due to increased queries from marketing related efforts. This increase was partially offset by declines in search revenue resulting from our 15% decline in domestic AOL-brand access subscribers and declines in search on co-branded portals of $10.6 million. International display revenue increased by $10.5 million primarily due to improved performance in the United Kingdom and Canada. Domestic display revenue declined $8.5 million due to the decline in the sale of reserved inventory with more impressions being sold through the Third Party Network at lower prices. The decrease in domestic display revenue was partially offset by growth in reserved pricing due to the increased sales of premium formats and video and by strong revenue growth from Patch.

2011 vs. 2010

Advertising revenues increased $30.1 million, reflecting an $88.6 million increase in our core product offerings (including the impact of 2011 acquisitions), partially offset by a $58.5 million decline related to initiatives implemented by AOL in late 2009 and early 2010 in connection with restructuring our business.

Excluding the impact from the AOL-implemented initiatives discussed further below, advertising revenue reflects increases in display revenue and Third Party Network revenue, partially offset by declines in search revenue. Display revenue increased $74.5 million primarily due to increased revenue from premium display advertising, a portion of which is attributable to our acquisitions of TechCrunch, Inc. (“TechCrunch”) in September 2010 and The Huffington Post in March 2011. The increase in display revenue also includes the impact of improved yield management across our properties, an increase in Patch revenues and an increase in performance-based fees related to marketing of third party products and services. The Third Party Network revenue increase of $70.1 million relates primarily to an increase in advertisers and publishers on the network and the acquisitions of goviral and 5Min (now AOL On). Domestic search revenue declined $40.3 million

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

primarily related to fewer domestic queries, due in large part to a decline in queries from legacy cobranded portals and a 15% year-over-year decrease in domestic AOL-brand access subscribers. International search revenue declines of $15.7 million were due to fewer queries primarily in the United Kingdom. These declines in search revenue include an offsetting impact related to growth in search revenue on AOL.com.

Apart from the increase in our core product offerings, advertising revenue reflects declines of $58.5 million related to AOL-implemented initiatives to wind down or shut down certain products and shut down or reduce operations internationally. The impact of these initiatives included declines in Third Party Network revenue of $30.1 million associated with European shutdowns and de-emphasis of the typically low margin search engine campaign management and lead generation affiliate products. In addition, we experienced declines in search revenue of $15.0 million primarily due to declines of $12.2 million from ICQ which we sold in the third quarter of 2010. Display revenues declined $13.4 million due to the sale of ICQ, Digital Marketing Services, Inc. and Bebo, Inc. (“Bebo”) in 2010, and due to our reduced operations in Germany and France.

Revenues Associated with Google

For all periods presented in this Annual Report, we have had a contractual relationship with Google whereby we generate revenues through paid text-based search and contextual advertising on AOL Properties provided by Google, which represent a significant percentage of the advertising revenues generated by AOL Properties. For the years ended December 31, 2012, 2011 and 2010, the revenues associated with the Google relationship (substantially all of which were search revenues generated on AOL Properties) were $350.9 million, $335.3 million and $398.4 million, respectively.

Subscription Revenues

Subscription revenues declined 12% for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The decline was due to an approximate 15% decrease in the number of domestic AOL-brand access subscribers between December 31, 2011 and December 31, 2012. Subscription revenue for the year ended December 31, 2012 as compared to the year ended December 31, 2011 also includes a favorable impact related to the simplified pricing structure process initiated in late 2011 and continued in 2012, as discussed further below, which resulted in an increase in domestic average monthly revenue per AOL-brand access subscriber (“ARPU”).

Subscription revenues declined 22% for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The decline was due to an approximate 15% decrease in the number of domestic AOL-brand access subscribers between December 31, 2010 and December 31, 2011. Excluding the migration of customers to an access subscription plan in the third quarter of 2011 discussed further below, our domestic AOL-brand access subscribers declined by 20% between December 31, 2010 and December 31, 2011. To a lesser extent, the decline in subscription revenues was due to a $0.45 decline in ARPU including the nominal impacts of both the migration of customers to an access subscription plan and the simplified pricing structure discussed further below. In 2011, we resolved the final open dispute with the counterparty to whom we sold our German access business in 2007, resulting in a $3.1 million favorable impact, which compared to a $5.4 million favorable impact in 2010.

During the third quarter of 2011, certain individuals who were not previously customers of an access subscription plan (and therefore not previously included in our count of AOL-brand access subscribers) were migrated to a higher priced plan that includes a number of additional features, including access services. As a result, our domestic AOL-brand access subscribers at December 31, 2011 include approximately 200,000 subscribers related to this migration. Late in the third quarter of 2011, AOL began a process to simplify the

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

number of price plans and service packages available to AOL-brand access subscribers. Beginning in late 2011 and throughout 2012 we have provided additional features and services to subscribers through this simplified pricing structure.

The number of domestic AOL-brand access subscribers was 2.8 million, 3.3 million and 3.9 million at December 31, 2012, 2011 and 2010, respectively. ARPU was $18.39, $17.71 and $18.16 for the years ended December 31, 2012, 2011 and 2010, respectively. We include in our subscriber numbers individuals, households and entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL access service. Our subscriber numbers include subscribers participating in introductory free-trial periods and subscribers that are paying no monthly fees or reduced monthly fees through member service and retention programs. Individuals who are only registered for our free offerings, including subscribers who have migrated from paid subscription plans, are not included in the AOL-brand access subscriber numbers presented above. Subscribers to our subscription access service also contribute to our ability to generate advertising revenues.

Other Revenues

Other revenues consist primarily of revenues from licensing our proprietary ad serving technology to third parties through ADTECH, licensing revenues from third-party customers of MapQuest’s business-to-business services, and fees from mobile carriers associated with our mobile e-mail and instant messaging functionality. In addition, other revenue also includes revenue from ticket sales related to technology events hosted by TechCrunch and production fees for videos produced by StudioNow.

Other revenues decreased 20% for the year ended December 31, 2012, as compared to the year ended December 31, 2011, due primarily to a decrease in revenues from our mobile messaging services of $13.8 million and a decline in third party web hosting revenues of $5.7 million, partially offset by an increase in StudioNow production fees of $4.6 million.

Other revenues decreased 22% for the year ended December 31, 2011, as compared to the year ended December 31, 2010, due primarily to a decrease in revenues from our mobile messaging services of $21.3 million, a decline in third party web hosting revenues of $4.1 million, a decline in licensing revenues from MapQuest’s business-to-business services of $2.1 million and a decrease in transition services revenue of $2.0 million. These declines were partially offset by increases in TechCrunch revenue of $3.4 million and an increase in ADTECH and other licensing revenues of $2.4 million.

Geographical Concentration of Revenues

For the periods presented herein, a significant majority of our revenues have been generated in the United States. The majority of the non-United States revenues for these periods were generated by our European operations (primarily in the United Kingdom). We expect the significant majority of our revenues to continue to be generated in the United States for the foreseeable future. See “Note 13” in our accompanying consolidated financial statements for further information regarding the revenues generated in the countries in which we operate.

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Costs and Expenses

The following table presents our operating costs and expenses for the periods presented (in millions):

	Years Ended December 31,
	2012	2011	% Change from 2011 to 2012	2010	% Change from 2010 to 2011
Costs of revenues	$1,587.2	$1,584.4	0%	$1,420.6	12%
General and administrative	413.2	440.0	(6)%	491.2	(10)%
Amortization of intangible assets	38.2	92.0	(58)%	145.3	(37)%
Restructuring costs	10.1	38.3	(74)%	33.8	13%

The following table represents our operating costs and expenses as a percentage of revenues for the periods presented:

	Years Ended December 31,
	2012	2011	2010
Costs of revenues	72%	72%	59%
General and administrative	19	20	20
Amortization of intangible assets	2	4	6
Restructuring costs	—	2	1

Total operating costs and expenses	93%	98%	86%

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

Costs of revenues for the years ended December 31, 2012, 2011 and 2010 are as follows (in millions):

	Years Ended December 31,
	2012	2011	% Change from 2011 to 2012	2010	% Change from 2010 to 2011
Costs of revenues:
Personnel costs	$648.8	$646.2	0%	$494.6	31%
Facilities costs	53.5	57.3	(7)%	41.5	38%
TAC	356.9	305.5	17%	297.7	3%
Network-related costs	160.6	186.6	(14)%	206.7	(10)%
Non-network depreciation and amortization	63.0	70.5	(11)%	83.6	(16)%
Other costs of revenues	304.4	318.3	(4)%	296.5	7%

Total costs of revenues	$1,587.2	$1,584.4	0%	$1,420.6	12%

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2012 vs. 2011

The increase in personnel costs is primarily due to the impact of increased headcount in areas of strategic focus, a special year-end employee bonus related to the patent transaction and an acquisition-related bonus of $4.7 million, partially offset by declines in retention compensation expense of $21.9 million related to our 2010 and 2011 acquisitions. Facilities costs decreased due to consolidation of office space during 2012.

TAC increased primarily due to the increase in Third Party Network advertising revenues, including video, and increases related to our search marketing initiatives. TAC also increased $21.8 million as a result of our consolidation of Ad.com Japan.

The decrease in network-related costs is primarily due to the decommissioning of certain network equipment, which is due in part to the decline in the number of domestic AOL-brand access subscribers. Costs of revenues also included a decline in non-network depreciation and amortization primarily due to a decline in depreciable and amortizable assets.

Other costs of revenues decreased primarily due to declines in internal content development costs of $23.4 million related primarily to our reduced reliance on freelancers and a decrease in billing expenses of $3.4 million due to a decline in AOL brand-access subscribers. These declines were partially offset by an increase in ad tracking and serving expense of $5.4 million due to increased demand and an increase in sales tax expense of $9.6 million relating to the Virginia sales tax settlement in the second quarter of 2012.

2011 vs. 2010

Costs of revenues increased primarily due to an increase in personnel and facilities costs related to increases in areas of strategic focus, including the additional headcount and retention compensation from our 2010 and 2011 acquisitions, and hiring of new employees in Patch. The additional headcount drove increases of $156.4 million and the impact of retention compensation expense related to our 2010 and 2011 acquisitions drove increases of $29.4 million. The increases were partially offset by decreases in headcount in non-strategic areas.

TAC increased primarily due to a $32.3 million increase from higher variable revenue share payments to our publishing partners as a result of increased advertising revenues related to our core operations (including a $14.9 million increase in TAC as a result of our acquisitions of 5Min, now AOL On, and goviral), partially offset by a $23.8 million decrease in costs associated with the AOL-implemented initiatives previously discussed.

The decrease in network-related costs is primarily due to a decline in domestic AOL-brand access subscribers. Cost of revenues for the year ended December 31, 2011 also included a decline in non-network depreciation and amortization due to a decline in depreciable assets.

Other costs of revenues increased primarily due to increased promotional events and administrative expenses of travel, telecommunications and supplies of $18.5 million, increased consulting costs of $9.4 million, $4.6 million of increased sales and use taxes, increased costs of $3.8 million relating to the launch of new paid services products, and increased ad serving expense of $3.8 million due to increased third party demand. These increases were offset by decreases in billing expense of $11.3 million primarily due to the decline in domestic AOL-brand access subscribers, a decline of $6.2 million due to a 2010 impairment and declines in internal content development costs of $4.3 million.

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General and Administrative

2012 vs. 2011

General and administrative expenses decreased $26.8 million primarily due to a decline in personnel costs of $25.9 million. The decline in personnel costs is primarily due to the impact of reduced corporate headcount, as well as a favorable change in our accrued vacation as a result of a change in policy and reduced stock compensation expense resulting from vesting of certain stock awards in December 2011. Other declines impacting general and administrative expenses included decreases in depreciation and amortization of $6.7 million primarily due to a decline in depreciable and amortizable assets, 2011 acquisition-related expenses of $12.4 million and 2011 legal settlement costs of $8.5 million. Partially offsetting these declines were increases of $5.5 million in marketing costs, $10.7 million of expenses related to the proxy contest and $16.5 million of expenses related to the patent sale and license and return of the related proceeds to shareholders.

2011 vs. 2010

General and administrative expenses decreased $51.2 million primarily due to a decline in personnel and facilities costs of $58.7 million related to reduced corporate headcount as a result of 2010 strategic initiatives to align costs with our structure, declines in depreciation and amortization expense of $10.7 million, declines in bad debt expense of $3.5 million, and declines in marketing costs of $2.7 million. The decrease in general and administrative expenses was offset by increases in acquisition-related expenses of $12.4 million primarily due to the acquisitions of The Huffington Post and goviral and an increase of $8.5 million related to a legal settlement in the fourth quarter of 2011.

Amortization of Intangible Assets

2012 vs. 2011

Amortization of intangible assets results primarily from acquired intangible assets including acquired technology, customer relationships and trade names. Amortization of intangible assets decreased $53.8 million primarily due to a $55.1 million decline resulting from certain intangible assets being fully amortized in 2011.

2011 vs. 2010

Amortization of intangible assets decreased $53.3 million primarily due to a $78.3 million decline resulting from certain intangible assets being fully amortized in 2010 and early 2011, partially offset by an increase of $25.0 million resulting from our 2010 and 2011 acquisitions.

Restructuring Costs

In connection with our restructuring initiatives, we incurred restructuring costs of $10.1 million and $38.3 million for the years ended December 31, 2012 and 2011, respectively. The 2012 restructuring costs primarily related to organizational changes in the United States made in an effort to improve our ability to execute our strategy. The 2011 restructuring costs primarily related to costs incurred as a result of our acquisition of The Huffington Post, a reassessment of our operations in India and actions in the United States to align our costs with our strategy. The majority of these costs related to involuntary employee terminations.

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We incurred restructuring costs of $33.8 million for the year ended December 31, 2010, related to voluntary and involuntary employee terminations, facility closures and contract termination costs. The restructuring activities were completed in an effort to better align our organizational structure and costs with our strategy.

Other Transactions Impacting Operating Income

The following table presents other transactions impacting operating income for the periods presented (in millions):

	Year Ended December 31,
	2012	2011	% Change from 2011 to 2012	2010	% Change from 2010 to 2011
Goodwill impairment charge	$—	$—	NM	$1,414.4	(100)%
Income from licensing of intellectual property	(96.0)	—	NM	—	NM
(Gain) loss on disposal of assets, net	(962.9)	1.6	NM	(106.0)	NM

NM = not meaningful

Goodwill Impairment Analyses

Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired.

We performed our annual goodwill impairment test during the fourth quarter of 2012 both on a consolidated basis prior to changing our reporting structure, and for each of our four reporting units following our change in reporting structure. In each of these analyses, the estimated fair value of each reporting unit exceeded its respective carrying value and therefore no goodwill impairment charges were recorded in 2012.

We performed goodwill impairment analyses as a result of certain triggering events occurring during the third quarter of 2011 and as a part of our annual goodwill impairment test during the fourth quarter of 2011. In both of these analyses, we determined that the estimated fair value of our sole reporting unit exceeded its book value and therefore no goodwill impairment charges were recorded in 2011.

We also performed a goodwill impairment analysis as a result of certain triggering events occurring during the second quarter of 2010. As a result, we recorded an impairment charge of $1,414.4 million for the three months ended June 30, 2010. No further goodwill impairment charges were recorded during 2010. See “Note 3” in our accompanying consolidated financial statements for additional information on our goodwill impairment analyses.

Income from Licensing of Intellectual Property and Gain on Disposal of Assets, Net

Income from licensing of intellectual property of $96.0 million for the year ended December 31, 2012 reflects the license of our retained patent portfolio to Microsoft in June 2012. The gain on disposal of assets, net of $962.9 million for the year ended December 31, 2012 includes the gain on the sale of the Sold Patents to Microsoft of $946.5 million. See “Note 4” in our accompanying consolidated financial statements for additional information on the patent transaction. Additionally, gain on disposal of assets, net includes the release of a $16.4 million VAT indemnification reserve that was established upon the sale of our legacy access businesses in the United Kingdom and Germany in 2006 and 2007, respectively.

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The gain on disposal of assets, net for the year ended December 31, 2010 of $106.0 million was related to the sale of ICQ in the third quarter of 2010. The year ended December 31, 2011 includes $1.6 million of professional fees incurred related to the regulatory review of the sale of ICQ.

Operating Income (Loss)

Operating income increased $1,156.1 million for the year ended December 31, 2012 as compared to the same period in 2011 primarily due to the gain on the disposition of the Sold Patents, income from licensing of intellectual property, and the release of a VAT indemnification reserve, as well as declines in general and administrative costs, amortization of intangible assets and restructuring costs, partially offset by the decline in revenues.

Operating income was $45.8 million for the year ended December 31, 2011, as compared to the operating loss of $982.6 million for the year ended December 31, 2010. This increase was due primarily to the goodwill impairment charge recorded in the second quarter of 2010 and the decreases in amortization of intangible assets and general and administrative costs, partially offset by the decline in revenues, the increase in costs of revenues and the gain on the sale of ICQ recorded in 2010.

Other Income Statement Amounts

The following table presents our other income statement amounts for the periods presented (in millions):

	Years Ended December 31,
	2012	2011	% Change from 2011 to 2012	2010	% Change from 2010 to 2011
Other income (loss), net	$ 8.2	$ (3.5)	NM	$ 13.4	NM
Income tax provision (benefit)	162.4	29.2	NM	(178.5)	NM
Discontinued operations, net of tax	—	—	NM	8.2	(100)%

Other Income (Loss), Net

Other income, net was $8.2 million for the year ended December 31, 2012 as compared to other loss, net of $3.5 million for the same period in 2011. The increase was due primarily to the $10.8 million non-cash gain related to the consolidation of Ad.com Japan recorded in the first quarter of 2012.

Other loss, net was $3.5 million for the year ended December 31, 2011 as compared to other income, net of $13.4 million for the same period in 2010. This decrease was due primarily to the gains in 2010 from the sales of our investments in Kayak and Brightcove of $17.5 million and $8.0 million, respectively, partially offset by credit facility fees of $6.4 million incurred in 2010 and favorable foreign currency impacts of $2.3 million in 2011.

Income Tax Provision (Benefit)

We recorded income from continuing operations before income taxes of $1,210.1 million and related income tax expense of $162.4 million, which resulted in an effective tax rate of 13.4% for the year ended December 31, 2012, as compared to the effective tax rate of 69.0% for the year ended December 31, 2011. The effective tax rate for the year ended December 31, 2012 differed substantially from the statutory U.S. federal income tax rate of 35.0% primarily due to the tax impact of the patent transaction with Microsoft during the

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

second quarter of 2012. No material cash taxes are expected to be paid on the patent transaction due to existing net operating losses which offset substantially all of the ordinary income generated by the patent transaction. However, for book purposes, this transaction resulted in income tax expense of $72.0 million. The patent transaction consisted of two elements: first, the sale of patents and the stock of a subsidiary, and second, the licensing of our retained patent portfolio, resulting in pre-tax income of $1,042.5 million. The tax expense relates primarily to ordinary income realized on the transaction, the majority of which is due to the licensing portion. In addition, the transaction created a significant capital loss due to the tax basis in the disposed subsidiary. We do not believe it is currently more likely than not that this capital loss will be realized, and accordingly, have recorded a full valuation allowance on the capital loss generated by the patent transaction. In addition, we also had foreign losses that did not produce a tax benefit. Additionally, the effective tax rate for the year ended December 31, 2012 declined compared to the effective rate for the prior year period due to the income tax benefit associated with a worthless stock deduction related to the sale of a subsidiary in the first quarter of 2011 and favorable adjustments related to escrow disbursements from prior acquisitions for which we have concluded that we will be able to recognize a tax benefit, partially offset by non-deductible acquisition expenses and the unfavorable impact of foreign losses and the relative size of these items compared to our pre-tax income.

We recorded income from continuing operations before income taxes of $42.3 million and related income tax expense of $29.2 million, which resulted in an effective tax rate of 69.0% for the year ended December 31, 2011. The effective tax rate for the year ended December 31, 2011 differed from the statutory U.S. federal income tax rate of 35.0% primarily due to the impact of foreign losses, for which no benefit is received on our U.S. income tax provision, and non-deductible acquisition-related expenses incurred in 2011. These items were partially offset by a tax benefit associated with a worthless stock deduction related to the sale of a subsidiary in the first quarter of 2011, and favorable adjustments related to escrow disbursements for which we have concluded we will be able to recognize a tax benefit. Additionally, the effective rate for the year ended December 31, 2011 increased over the effective rate of 18.4% for the year ended December 31, 2010 due to the goodwill impairment charge recorded in the second quarter of 2010, the majority of which was non-deductible for income tax purposes. The significance of this primarily non-deductible charge relative to our operating income in 2010 had the effect of significantly lowering our 2010 effective tax rate. This effect was partially offset by the effect of the Bebo worthless stock deduction in 2010.

Discontinued Operations, Net of Tax

Discontinued operations for the year ended December 31, 2010 reflect the results of operations of buy.at. We completed the sale of buy.at on February 26, 2010 and accordingly, the year ended December 31, 2010 included the results of operations of buy.at for the period from January 1, 2010 through February 26, 2010, the pre-tax loss on the sale of buy.at and the income tax benefit associated with the buy.at operations and sale.

Adjusted OIBDA

We use Adjusted OIBDA as a supplemental measure of our performance. We amended our definition of Adjusted OIBDA in the fourth quarter of 2012 to exclude significant special items within a quarter that we do not believe are indicative of our core operating performance. Adjusted OIBDA for 2011 and 2010 has been recast so that the basis of presentation is consistent with our amended definition in 2012. We define Adjusted OIBDA as operating income before depreciation and amortization excluding the impact of restructuring costs, non-cash equity-based compensation, gains and losses on all disposals of assets, non-cash asset impairments and write-offs and special items. We consider Adjusted OIBDA to be a useful metric for management and investors to evaluate and compare the ongoing operating performance of our business on a consistent basis across reporting periods, as it eliminates the effect of non-cash items such as depreciation of tangible assets, amortization of intangible assets

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

that were primarily recognized in business combinations, asset impairments and write-offs, as well as the effect of restructurings, gains and losses on asset sales and special items, which we do not believe are indicative of our core operating performance. We exclude the impacts of equity-based compensation to allow us to be more closely aligned with the industry and analyst community.

A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business or the current or future expected cash expenditures for restructuring costs. The Adjusted OIBDA measure also does not include equity-based compensation, which is and will remain a key element of our overall long-term compensation package. Moreover, the Adjusted OIBDA measures do not reflect gains and losses on asset sales, impairment charges and write-offs related to goodwill, intangible assets and fixed assets or special items which impact our operating performance. We evaluate the investments in such tangible and intangible assets through other financial measures, such as capital expenditure budgets, investment spending levels and return on capital.

Adjusted OIBDA is a non-GAAP financial measure and may be different than similarly-titled non-GAAP financial measures used by other companies. The presentation of this financial information is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

The following table presents our reconciliation of Adjusted OIBDA to operating income (loss) (in millions):

	Years Ended December 31,
	2012	2011	% Change from 2011 to 2012	2010	% Change from 2010 to 2011
Operating income (loss)	$1,201.9	$45.8	NM	$(982.6)	NM
Add: Depreciation	138.7	160.9	(14)%	196.3	(18)%
Add: Amortization of intangible assets	38.2	92.0	(58)%	145.3	(37)%
Add: Restructuring costs	10.1	38.3	(74)%	33.8	13%
Add: Equity-based compensation	39.5	42.5	(7)%	36.1	18%
Add: Asset impairments and write-offs	6.1	7.6	(20)%	1,426.5	(99)%
Add: Losses/(gains) on disposal of assets, net	(964.2)	0.4	NM	(108.0)	NM
Add: Special items	(57.7)	21.2	NM	—	NM

Adjusted OIBDA	$412.6	$408.7	1%	$747.4	(45)%

Special items for the year ended December 31, 2012 include patent licensing income of $96.0 million and costs related to the patent sale and license of $15.7 million, as well as proxy contest costs of $8.9 million, $7.6 million of tax settlement expenses and acquisition-related costs of $5.1 million. Special items for the year ended December 31, 2011 include acquisition-related costs of $12.0 million and $8.5 million of legal settlement expenses.

Adjusted OIBDA increased for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to the declines in general and administrative costs, partially offset by the decline in revenues.

Adjusted OIBDA declined for the year ended December 31, 2011 as compared to the year ended December 31, 2010 due to the declines in revenues and the increase in costs of revenues, partially offset by declines in general and administrative costs.

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Results of Operations

In the fourth quarter of 2012, we made changes to our operating structure as a result of changes in how the CODM function views the business. Accordingly, we determined that we have three reportable segments which are determined based on the products and services we provide and how the CODM function evaluates the business. Our segment results reflect information presented on the same basis that we use for internal management reporting. The segment profitability measure used in our internal management reporting and presented herein is Adjusted OIBDA. See “Note 13” in our accompanying consolidated financial statements for additional information on our segments.

The following is a summary of segment operating results for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	% Change from 2011 to 2012	2010	% Change from 2010 to 2011
Revenue:
Brand Group	$730.2	$732.6	0%	$727.1	1%
Membership Group	914.6	1,035.5	-12%	1,278.1	-19%
AOL Networks	644.1	491.2	31%	427.2	15%
Corporate and Other	1.5	7.0	-79%	43.2	-84%
Intersegment eliminations	(98.7)	(64.2)	-54%	(58.9)	-9%

Total Revenue:	$2,191.7	$2,202.1	0%	$2,416.7	-9%

Adjusted OIBDA:
Brand Group	$(32.8)	$(48.4)	32%	$53.5	NM
Membership Group	632.9	711.9	-11%	955.6	-26%
AOL Networks	7.3	(39.5)	NM	(26.9)	-47%
Corporate and Other	(194.8)	(215.3)	10%	(234.8)	8%

Total Adjusted OIBDA:	$412.6	$408.7	1%	$747.4	-45%

See “Note 13” in our accompanying consolidated financial statements for a reconciliation of consolidated Adjusted OIBDA to operating income (loss).

Brand Group

2012 vs. 2011

Revenue was essentially flat year-over-year, reflecting a decrease in global display revenue of $14.3 million, offset by an increase in search revenue of $13.4 million. Global display revenue declined primarily due to an increase in Brand Group inventory sold through AOL Networks at a lower price, which was offset by growth in reserved pricing and continued growth in the sales of premium formats, including video, and Patch inventory. The increase in search revenues was driven by continued growth in revenue on AOL.com through the optimization of both the consumer and advertiser experiences, partially offset by a decline in queries on cobranded portals.

Adjusted OIBDA increased for the Brand Group, reflecting the year-over-year changes in revenue discussed above as well as lower overall content creation expenses, including from Patch, of $26.0 million, partially offset by an increase in personnel costs. The decline in content creation costs is due primarily to the reduced reliance on freelancers. Increases in personnel costs reflect an increased investment in areas of strategic focus.

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2011 vs. 2010

Revenue was essentially flat year-over-year, reflecting an increase in display revenue of $51.6 million offset by a decrease in search revenue of $45.2 million. The increase in display revenues in 2011 reflected an increase in our core product offerings (including the impact of the acquisitions of The Huffington Post and TechCrunch) and increased Patch revenues. The decrease in search revenue is due to fewer queries domestically and in the United Kingdom, which were driven by declines in queries from legacy cobranded portals and the decrease in AOL-brand access subscribers. The decrease in search revenue was partially offset by the growth of search revenue on AOL.com.

Adjusted OIBDA for the Brand Group decreased year-over-year, reflecting increases in personnel and other expenses associated with the acquisition of The Huffington Post and the expansion of Patch. These increases in costs were partially offset by reduced TAC due to strategic initiatives that included the shutdown of various international operations, mainly in France and Germany.

Membership Group

2012 vs. 2011

Revenue for the Membership Group decreased 12% due to the 15% decline in our domestic AOL-brand access subscribers, which was partially offset by an increase in ARPU of 4%, and a decrease in display revenues of $8.8 million. Domestic display revenue declined due to fewer reserved impressions sold, primarily on AOL Mail, and an increase in the number of Membership Group properties impressions sold through AOL Networks at a lower price. Other revenue declined due to declines from our mobile messaging services.

Adjusted OIBDA for the Membership Group decreased due to the changes in revenue discussed above, partially offset by declines in network related costs, personnel and consulting costs. The decrease in network-related costs is primarily due to the decommissioning of certain network equipment, which is due in part to the decline in the number of domestic AOL-brand access subscribers.

2011 vs. 2010

Revenue and Adjusted OIBDA for the Membership Group declined due to the approximate 15% decline in our domestic AOL-brand access subscribers, as well as declines in search revenue of $12.7 million and other revenue of $11.7 million. Domestic search revenue declined primarily related to fewer domestic queries, due in large part to a decline in queries from legacy cobranded portals and a 15% year-over-year decrease in domestic AOL-brand access subscribers. These decreases are partially offset by an increase in display revenue, which was primarily due to increased revenue from premium display advertising and performance compensation from marketing third-party products and services. Other revenue declined due to declines from our mobile messaging services.

AOL Networks

2012 vs. 2011

Advertising revenue increased primarily due to growth in the sale of inventory of third party properties through Advertising.com (including $32.7 million of revenues in 2012 related to Ad.com Japan, which we began consolidating in the first quarter of 2012). Growth is being driven primarily by an increase in publishers and advertisers utilizing AOL Networks and increased sales of premium packages and products, including video. AOL Networks growth also reflects growth in inventory from AOL owned and operated sites sold through AOL Networks.

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Adjusted OIBDA for AOL Networks increased, reflecting the increase in revenues discussed above and a decrease in retention compensation expenses associated with prior period acquisitions, partially offset by an increase in TAC, associated with the increased revenue, and increased personnel expenses. TAC also increased $21.8 million as a result of our consolidation of Ad.com Japan.

2011 vs. 2010

Advertising revenue reflects increases primarily due to growth in the sale of inventory of third party properties through Advertising.com. Growth is being driven primarily by an increase in advertisers and publishers utilizing AOL Networks, driven by an increase in management focus in this area, and the acquisitions of goviral and 5Min (now referred to as AOL On). These increases are offset by the shutdown of certain of our operations in France and Germany in 2010.

Adjusted OIBDA for AOL Networks decreased, reflecting increases in TAC and personnel costs related to acquisitions, partially offset by the increase in revenues, discussed above and a decrease in personnel costs associated with the shutdown of various businesses in 2010. TAC increased primarily due to the increased revenue (including an increase in TAC as a result of our acquisitions of 5Min, now AOL On, and goviral). Increases in personnel costs relate to increased headcount and deferred compensation costs resulting from our 2010 and 2011 acquisitions.

Corporate and Other

In addition to the above reportable segments, we have a corporate and other category that includes activities that are not directly attributable or allocable to a specific segment. This category primarily consists of costs associated with broad corporate functions including legal, human resources, finance and accounting, and activities not directly attributable to a segment such as AOL Ventures and other general business costs. In 2010, this category includes the results of operations for product lines we disposed of in 2010 (Bebo and ICQ).

For the year ended December 31, 2012, revenue in this category decreased due to a decrease in revenues from international hosting. Adjusted OIBDA increased due to lower personnel costs resulting from headcount reductions and a decrease in marketing costs, partially offset by the decrease in revenues discussed above.

For the year ended December 31, 2011, revenue decreased due to revenues from businesses that were disposed of or shut down prior to 2011. Adjusted OIBDA increased due to lower personnel costs, partially offset by the decrease in revenues. The decrease in personnel costs is primarily due to a decline in personnel and facilities costs related to reduced corporate headcount as a result of 2010 strategic initiatives to align costs with our structure, as well as the divestiture of certain businesses.

Liquidity and Capital Resources

Current Financial Condition

Historically, the cash we generate has been sufficient to fund our working capital, capital expenditure and financing requirements. Forecasts of future cash flows are dependent on many factors, including future economic conditions and the execution of our strategy. We currently expect to fund our ongoing working capital, investing and financing requirements, including future repurchases of common stock, through our existing cash balance and cash flows from operations.

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

If it becomes necessary to seek other financing alternatives, our ability to obtain future financing will depend on, among other things, our financial condition and results of operations as well as the condition of the capital markets or other credit markets at the time we seek financing. Currently we do not have a credit rating from the credit rating agencies, so our access to the capital markets may be limited.

At December 31, 2012, our cash and equivalents totaled $466.6 million, as compared to $407.5 million at December 31, 2011. The increase in cash and equivalents was primarily due to the $1,056 million proceeds from the sale of the Sold Patents and the license of our retained patent portfolio to Microsoft in the second quarter of 2012 and cash provided by operations for the year ended December 31, 2012. Offsetting these increases to cash and equivalents was the $654.1 million payment made to Barclays during the third quarter of 2012 in connection with the ASR Agreement and the $434.4 million payment related to the Special Cash Dividend in the fourth quarter of 2012. See “Note 7” in our accompanying consolidated financial statements for more information on the ASR Agreement and Special Cash Dividend. Our cash and equivalents consist of highly liquid short-term investments that are readily convertible to cash.

Approximately 19% of our cash and equivalents as of December 31, 2012 is held internationally, primarily in Luxembourg, India, the United Kingdom, Japan and Germany, and is utilized to fund our foreign operations. Cash held internationally may be repatriated and would be available to be used to fund our domestic operations. If we were to repatriate funds, we currently expect that we would incur additional tax liabilities. We believe the cash balance in the U.S. is sufficient to fund our domestic working capital needs.

Summary Cash Flow Information

Our cash flows from operations are driven by net income adjusted for non-cash items such as depreciation, amortization, goodwill impairment, equity-based compensation expense and other activities impacting net income such as the gains and losses on the sale of assets or operating subsidiaries. Cash flows from investing activities consist primarily of the cash used in the acquisitions of various businesses, proceeds received from the sale of assets or operating subsidiaries and cash used for capital expenditures. Capital expenditures and product development costs are mainly for the purchase of computer hardware, software, network equipment, furniture, fixtures and other office equipment. Cash flows from financing activities relate primarily to principal payments made on capital lease obligations, repurchases of common stock and the payment of the Special Cash Dividend in the fourth quarter of 2012.

Operating Activities

The following table presents cash provided by continuing operations for the periods presented (in millions):

	Years Ended December 31,
	2012		2011	2010
Net income (loss)	$ 1,047.7		$13.1	$(782.5)
Less: Discontinued operations, net of tax		—	—	8.2

Net income (loss) from continuing operations		1,047.7	13.1	(790.7)
Adjustments for non-cash and non-operating items:
Depreciation and amortization		176.9	252.9	341.6
Asset impairments and write-offs		6.1	7.6	1,426.5
(Gain) loss on step acquisitions and disposal of assets, net		(975.5)	1.6	(132.5)
Equity-based compensation		39.5	42.5	36.1
Deferred income taxes		124.1	23.3	(183.9)
All other, net, including working capital changes		(53.2)	(45.0)	(103.6)

Cash provided by continuing operations	$ 365.6		$296.0	$593.5

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash provided by continuing operations increased $69.6 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011, driven mainly by the $96.0 million cash received from licensing our retained patent portfolio to Microsoft during the second quarter of 2012 and lower restructuring payments during 2012, partially offset by incentive compensation payments made in 2012 related to prior year acquisitions and a decrease due to the timing of changes in working capital.

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

Investing Activities

The following table presents cash provided (used) by investing activities for the periods presented (in millions):

	Years Ended December 31,
	2012	2011	2010
Investments and acquisitions, net of cash acquired	$(32.0)	$(377.9)	$(154.0)
Proceeds from disposal of assets and consolidated businesses, net	952.3	4.7	344.2
Capital expenditures and product development costs	(64.9)	(82.3)	(95.9)
Investment activities from discontinued operations	—	—	14.8

Cash provided (used) by investing activities	$855.4	$(455.5)	$109.1

Cash provided by investing activities was $855.4 million for the year ended December 31, 2012, as compared to cash used by investing activities of $455.5 million for the year ended December 31, 2011. The $1,310.9 million increase in cash provided by investing activities was primarily due to approximately $950 million in proceeds (net of transaction costs paid) from the disposition of the Sold Patents in 2012, a decrease in capital expenditures and product development costs and acquisition payments related to The Huffington Post and goviral during the year ended December 31, 2011. These increases in cash provided by investing activities were partially offset by acquisition payments in 2012 related to Buysight and StyleMePretty, LLC (“StyleMePretty”). In addition, investments and acquisitions, net of cash acquired, for the year ended December 31, 2012 includes $6.9 million of cash acquired from the step acquisition of Ad.com Japan (net of $1.2 million cash paid for the additional 3% interest) during the first quarter of 2012.

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

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financing Activities

The following table presents cash used by financing activities for the periods presented (in millions):

	Years Ended December 31,
	2012	2011	2010
Repurchase of common stock (See Note 7)	$(698.7)	$ (173.6)	$—
Principal payments on capital leases	(55.6)	(49.0)	(37.5)
Tax withholdings related to net share settlements of restricted stock units	(7.6)	(0.4)	(4.3)
Decrease (increase) in cash collateral securing letters of credit	0.3	(12.8)	—
Proceeds from exercise of stock options	35.2	1.0	—
Cash dividends paid	(434.4)	—	—

Cash used by financing activities	$(1,160.8)	$(234.8)	$(41.8)

Cash used by financing activities increased $926.0 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to repurchases of common stock during 2012 and the $434.4 million Special Cash Dividend payment during the fourth quarter of 2012, partially offset by $35.2 million of cash provided by the exercise of stock options in 2012.

Included in the $698.7 million related to repurchases of common stock for the year ended December 31, 2012 was $654.1 million paid to Barclays on August 30, 2012 to repurchase outstanding shares of common stock under the ASR Agreement, and the remainder was used to repurchase shares on the open market under the stock repurchase program approved on August 10, 2011 and through the modified Dutch auction tender offer. $54.1 million of the consideration paid to Barclays to repurchase shares was in contemplation of the Special Cash Dividend, and represented the present value upon execution of the ASR Agreement of the one-time cash dividend with respect to those shares deliverable under the ASR Agreement. See “Note 7” in our accompanying consolidated financial statements for additional information on our stock repurchase programs and Special Cash Dividend.

Cash used by financing activities increased $193.0 million for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The cash used by financing activities for the year ended December 31, 2011 includes $173.6 million related to the repurchase of our common stock. See “Note 7” in our accompanying consolidated financial statements for further discussion of our stock repurchase program. In addition, cash used by financing activities relates to our principal payments on capital leases, which were higher in 2011 as we leased more network equipment than in prior years. In addition, included in the cash used by financing activities for the year ended December 31, 2011 was $12.8 million of cash collateral posted to secure letters of credit related to certain of our lease agreements. See “Note 1” in our accompanying consolidated financial statements for further discussion of our restricted cash.

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

sheet. Analysis of Free Cash Flow also facilitates management’s comparisons of our operating results to competitors’ operating results. A limitation on the use of this metric is that Free Cash Flow does not represent the total increase or decrease in cash for the period because it excludes certain non-operating cash flows and the results of discontinued operations.

Free Cash Flow is a non-GAAP financial measure and may be different than similarly-titled non-GAAP financial measures used by other companies. The presentation of this financial information is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

The following table presents our reconciliation of Free Cash Flow to cash provided by continuing operations (in millions):

	Years Ended December 31,
	2012	2011	2010
Cash provided by continuing operations	$365.6	$296.0	$593.5
Less: Capital expenditures and product development costs	64.9	82.3	95.9
Less: Principal payments on capital leases	55.6	49.0	37.5

Free Cash Flow	$245.1	$164.7	$460.1

Free Cash Flow increased for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This increase is due to the increase in cash provided by continuing operations, discussed in “Summary Cash Flow Information—Operating Activities” above and due to reduced capital expenditures and product development costs resulting from the shift in late 2011 to begin leasing certain assets.

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

The following table presents certain payments due under contractual obligations with minimum firm commitments as of December 31, 2012 (in millions):

	Total	2013	2014-2015	2016-2017	Thereafter
Capital lease obligations	$112.7	$54.0	$55.8	$2.9	$—
Net operating lease obligations	273.5	39.4	74.8	56.8	102.5
Purchase obligations	94.6	60.5	33.2	0.6	0.3
Other liabilities	11.0	11.0	—	—	—

Total contractual obligations	$491.8	$164.9	$163.8	$60.3	$102.8

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a description of our material contractual obligations at December 31, 2012:

•

Capital lease obligations represent the minimum lease payments under non-cancelable capital leases, primarily for network equipment financed under capital leases. See “Note 5” in our accompanying consolidated financial statements for more information.

•

Net operating lease obligations represent the minimum lease payments under operating leases, net of contractually committed sublease income, primarily for our real estate in various locations around the world. Included in the above table are approximately $181.3 million of payments associated with the lease of our corporate headquarters in New York. We have leased our corporate headquarters for an initial lease term that ends February 2023, and we have the option to extend the lease for an additional five years. Monthly rental payments to the landlord under this lease escalate by approximately 7% after the end of the fifth year and tenth year of the lease term. Included in the above table are approximately $45.1 million of payments associated with a leased building in California. AOL has leased this space for an initial lease term that ends in June 2017 with no renewal options. Rent was abated for the first nine months of the lease term with partial rent abatement for an additional three months. Only operating expenses were paid during the rent abatement period. Also included in the above table are payments for ongoing leases associated with AOL’s restructuring activities. AOL has recorded a liability on the balance sheet of $2.6 million related to these payments. See “Note 10” in our accompanying consolidated financial statements for more information.

•

Purchase obligations, as used herein, refer to a purchase obligation representing an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We expect to receive consideration (i.e., products or services) for these purchase obligations. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which we are contractually obligated. Examples of the types of obligations included within purchase obligations include software licensing agreements and guaranteed royalty payments. Additionally, we also purchase products and services as needed with no firm commitment. For this reason, the amounts presented in the table above do not provide a reliable indicator of our expected future cash outflows. For purposes of identifying and accumulating purchase obligations, we have included all material contracts with an initial contractual term in excess of one year meeting the definition of a purchase obligation (i.e., legally binding for a fixed or minimum amount or quantity). For those contracts involving a fixed or minimum quantity but with variable pricing terms, we have estimated the contractual obligation based on our best estimate of the pricing that will be in effect at the time the obligation is incurred. Additionally, we have included only the obligations represented by those contracts as they existed at December 31, 2012, and did not assume renewal or replacement of the contracts at the end of their respective terms. See “Note 10” in our accompanying consolidated financial statements.

•

Other liabilities consist of deferred compensation arrangements associated with acquisitions made in 2010 and 2011 where our overall obligation to the acquired employees (taken as a whole) is not contingent in nature. See “Note 4” of our accompanying consolidated financial statements.

The liability for uncertain tax positions of $21.7 million is not reflected in the above contractual obligations table as we are not able to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of audit outcomes.

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any relationships with unconsolidated special purpose entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements.

Indemnification Obligations

In the ordinary course of business, we incur indemnification obligations of varying scope and terms to third parties, which could include, without limitation, customers, vendors, distributors, licensors, licensees, lessors, purchasers of assets or operating subsidiaries and other parties related to certain matters, including losses arising out of our breach of agreements or representations and warranties made by us, services, software, data or content to be provided by us, taxes, tariffs, our use of services, software, data or content provided by third parties, the export or import of our software or data, compliance with applicable laws and regulations, infringement of third party intellectual property or property rights or, with respect to the divestiture of assets or operating subsidiaries, matters related to our conduct of the business and tax matters prior to the sale. It is not possible to determine the aggregate maximum potential loss under such indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, we have not incurred material costs as a result of claims made in connection with indemnifications provided and, as of December 31, 2012, management concluded that the likelihood of any material amounts being paid by us under such indemnifications is not reasonably possible. As of December 31, 2012, amounts accrued in our financial statements related to indemnification obligations are not material.

Customer Credit Risk

Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed-upon contractual payment obligations. Credit risk originates from sales of advertising and subscription access service and is dispersed among many different counterparties.

We had gross accounts receivable of approximately $358.5 million and maintained an allowance for doubtful accounts of $6.6 million at December 31, 2012. No single customer had a receivable balance at December 31, 2012 greater than 10% of total net receivables.

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

Critical Accounting Policies

Our accompanying consolidated financial statements are prepared in accordance with GAAP, which require management to make estimates, judgments and assumptions that affect the amounts reported in the accompanying consolidated financial statements and the accompanying notes. Management considers an accounting policy to be critical if it is important to our financial condition and results of operations and if it

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Gross versus Net Revenue Recognition

We generate a significant portion of our advertising revenues from our advertising offerings on the Third Party Network, which consist of sales of display, video and search advertising. In connection with our advertising offerings on the Third Party Network, we sometimes act as or use an intermediary or agent in executing transactions with third parties. The significant judgments made in accounting for these arrangements relate to determining whether we should report revenue based on the gross amount billed to the customer or on the net amount received from the customer after commissions and other payments to third parties. To the extent revenues are recorded on a gross basis, any commissions or other payments to third parties are recorded as costs of revenues so that the net amount (gross revenues less expense) is reflected in operating income. Accordingly, the impact on operating income is the same whether we record revenue on a gross or net basis.

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

The determination of whether we should report our revenue based on the gross amount billed to our advertising customers, with the amounts paid to the Third Party Network website owner (for the advertising inventory acquired) reported as TAC within costs of revenues, requires a significant amount of judgment based on an analysis of several factors. In these arrangements, we are generally responsible for (i) identifying and contracting with third-party advertisers, (ii) establishing the selling prices of the inventory sold, (iii) serving the advertisements at our cost and expense, (iv) performing all billing and collection activities including retaining credit risk and (v) bearing sole liability for fulfillment of the advertising. Accordingly, in these arrangements, we generally believe that we are the primary obligor and therefore report revenues earned and costs incurred related to these transactions on a gross basis. During 2012, we earned and reported gross advertising revenues of $471.6 million and incurred TAC of $306.7 million related to providing advertising services on the Third Party Network.

Impairment of Goodwill

Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired. These indicators include a sustained, significant decline in our stock price; a decline in our expected future cash flows; significant disposition activity; a significant adverse change in the economic or business environment; and the testing for recoverability of a significant asset group, among others. The occurrence of these indicators could have a significant impact on the recoverability of goodwill and could have a material impact on our accompanying consolidated financial statements.

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The testing of goodwill for impairment is required to be performed at the level referred to as the reporting unit. As discussed in “Note 1” of our accompanying consolidated financial statements, during the fourth quarter of 2012, our management changed the way in which they evaluate our business for the purpose of allocating resources and assessing performance, and based on this change we are presenting our business results for four operating segments. The four operating segments are the Brand Group, the Membership Group, AOL Networks and Patch. As discussed in “Note 13” of our accompanying consolidated financial statements, the Brand Group and Patch are aggregated into a single segment referred to herein as the Brand Group. Following this aggregation, we have three reportable segments. As a result of the change in how management evaluates the business, we concluded that we have four reporting units for purposes of the goodwill impairment test; the Brand Group, the Membership Group, AOL Networks and Patch. There are no components below these four reporting units for which discrete financial information is available and regularly reviewed by the CODM. Different judgments relating to the determination of reporting units could significantly affect the testing of goodwill for impairment and the amount of any impairment recognized.

Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. To measure the amount of impairment loss, if any, we determine the implied fair value of goodwill in the same manner as the amount of goodwill recognized in a business combination. Specifically, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

As a result of our change in management structure in the fourth quarter of 2012, we were required to perform a goodwill impairment analysis immediately before our change in reporting units and immediately after such change. Thus, as of December 1, 2012, we performed both a consolidated goodwill impairment analysis (prior to the change in reporting units, we had a single consolidated reporting unit for goodwill impairment testing) and a goodwill impairment analysis for each of the four reporting units subsequently.

In performing the consolidated goodwill impairment analysis, the estimated fair value of our consolidated reporting unit was determined utilizing a market-based approach, with the quoted market price of our stock in an active market as the primary input. To determine the estimated fair value of the consolidated reporting unit as of December 1, 2012, we calculated our market capitalization based on our stock price and adjusted it by a control premium of 30%, which resulted in an estimated fair value of $3,139.6 million. The premium used to arrive at a controlling interest equity value was determined based on values observed in recent market transactions. Due to the significant judgments used in deriving our control premium, the fair value of our single reporting unit determined in connection with the goodwill impairment test may not necessarily be indicative of the actual value that would be recognized in any future transaction.

Immediately following the change in reporting units, we allocated goodwill to our four reporting units for purposes of the goodwill impairment test for such reporting units. Our allocation of goodwill to each reporting unit was based on the fair value of each reporting unit relative to the total consolidated fair value of the company. We determined the fair value for each of the reporting units using an income approach, or discounted cash flow (“DCF”) method. The reasonableness of the DCF approach was assessed by reference to a market-based approach by reporting unit, and the fair value determined under the market-based approach corroborated the fair values determined by the DCF approach.

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Based on the goodwill impairment tests performed above, the estimated fair value exceeded the carrying value for AOL as a single reporting unit and for each reporting unit, and therefore, the second step of the goodwill impairment test was not required on a consolidated basis or for any of our four reporting units. On a consolidated basis and for each of the Membership Group, Brand Group and AOL Networks reporting units, the estimated fair value of the reporting unit exceeded its respective book value by in excess of 20%. If the estimated fair value of the Patch reporting unit had been hypothetically lower by 10% as of the date of the impairment test, the carrying value would have exceeded fair value and the second step of the goodwill impairment test would have been required to be performed to determine the implied fair value of goodwill, and would likely have resulted in an impairment of all or a portion of the $17.5 million of goodwill assigned to the Patch reporting unit.

Determining the fair value of our reporting units requires the exercise of significant judgment, including judgments about the appropriate discount rates, terminal growth rates, weighted average costs of capital and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis are based on our most recent budgets, forecasts and business plans as well as various growth rate assumptions for years beyond the current business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future revenue streams and cash flows of the reporting unit. The discount rates utilized in the 2012 analysis ranged from 22% to 28% and a constant terminal growth rate was used in the DCF analysis of 3.0%. Failure to execute against our business plan for any of our reporting units could have a negative effect on the fair value of such reporting unit, and increase the risk of a goodwill impairment in the future.

Income Taxes

Income taxes are presented in the accompanying consolidated financial statements using the asset and liability method prescribed by the accounting guidance for income taxes. Income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any difference between GAAP and tax reporting. Deferred income taxes reflect expected future tax benefits (i.e., assets) and future tax costs (i.e., liabilities). The tax effect of net operating losses, capital losses and general business credit carryovers result in deferred tax assets. The tax effect of temporary differences between the carrying amount of assets and liabilities for financial statement and the basis amount for income tax purposes, as determined based upon currently-enacted tax laws and rates, result in deferred tax assets and liabilities. Significant judgments are made in computing our income tax provision and deferred income taxes.

Valuation allowances are established when management determines it is “more likely than not” that some portion or the entire deferred tax asset may not be realized. We consider all positive and negative evidence in evaluating our ability to realize our deferred income tax assets, including our operating results, ongoing tax planning, and forecast of future taxable income, on a jurisdiction by jurisdiction basis. Significant judgment is required with respect to the determination of whether or not a valuation allowance is required for certain of our deferred tax assets.

We performed an analysis of the recoverability of our deferred tax assets as of December 31, 2012, which took into consideration our historical operating results, including the effects of the goodwill impairment charge recorded in 2010, as well as our projections of future operating results and taxable income. Certain deferred tax assets related to capital losses, certain state net operating losses, the majority of the foreign net operating losses and certain other foreign temporary differences did not reach the “more likely than not” realizability criteria and accordingly, were already subject to a valuation allowance. We analyzed the remaining deferred tax assets using all positive and negative evidence to determine whether we met the “more likely than not” criteria. We considered the fact that we have reported cumulative income in the past three years, which generally provides positive evidence regarding realizability of deferred tax assets. Our conclusion that such remaining deferred tax

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

assets were “more likely than not” realizable also relied on the weight of positive evidence related to projecting future taxable income based on management’s financial projections and based on our historical results of operations (excluding impairment charges related to non-deductible goodwill). We currently expect positive growth in our projected taxable income over our long-term planning horizon as we focus our resources on AOL’s core competitive strengths in web and local content production, advertising and paid services while expanding the distribution of our content, product and service offerings on multiple platforms and digital devices, including on portable wireless devices such as smartphones and tablets. As a result of this analysis, we concluded that our deferred tax assets, other than those for which a valuation allowance was recorded, continued to be more likely than not to be realized. However, in the circumstance that the financial projections are not achieved, our ability to realize these deferred tax assets may be significantly impacted.

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

Market risk is the potential gain or loss arising from changes in market rates and prices, which historically for us, has been associated primarily with changes in foreign currency exchange rates. We transact business in various foreign currencies which exposes us to the risk of fluctuations in foreign currency exchange rates. Foreign currency exchange gains and losses are not material to the Company’s earnings in 2012, 2011 and 2010. At December 31, 2012, while the majority of our cash balance was denominated in U.S. dollars, cash denominated in foreign currencies made up approximately 19% of total cash, including 6% in British pounds, 6% in Euros, 3% in Indian rupees, 2% in Japanese yen and 1% in Canadian dollars.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of AOL Inc.

We have audited the accompanying consolidated balance sheets of AOL Inc. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AOL Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AOL Inc.’s internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 28, 2013

AOL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
Revenues:
Advertising	$1,418.5	$1,314.2	$1,284.1
Subscription	705.3	803.2	1,023.6
Other	67.9	84.7	109.0

Total revenues	2,191.7	2,202.1	2,416.7
Costs of revenues	1,587.2	1,584.4	1,420.6
General and administrative	413.2	440.0	491.2
Amortization of intangible assets	38.2	92.0	145.3
Restructuring costs	10.1	38.3	33.8
Goodwill impairment charge	—	—	1,414.4
Income from licensing of intellectual property	(96.0)	—	—
(Gain) loss on disposal of assets, net	(962.9)	1.6	(106.0)

Operating income (loss)	1,201.9	45.8	(982.6)
Other income (loss), net	8.2	(3.5)	13.4

Income (loss) from continuing operations before income taxes	1,210.1	42.3	(969.2)
Income tax provision (benefit)	162.4	29.2	(178.5)

Income (loss) from continuing operations	1,047.7	13.1	(790.7)
Discontinued operations, net of tax	—	—	8.2

Net income (loss)	$1,047.7	$13.1	$(782.5)
Net (income) loss attributable to noncontrolling interests	0.7	—	—

Net income (loss) attributable to AOL Inc.	$1,048.4	$13.1	$(782.5)

Amounts attributable to AOL Inc.:
Income (loss) from continuing operations	$1,048.4	$13.1	$(790.7)
Discontinued operations, net of tax	—	—	8.2

Net income (loss) attributable to AOL Inc.	$1,048.4	$13.1	$(782.5)

Per share information attributable to AOL Inc. common stockholders:
Basic income (loss) per common share from continuing operations	$11.51	$0.13	$(7.42)
Discontinued operations, net of tax	—	—	0.08

Basic net income (loss) per common share	$11.51	$0.13	$(7.34)

Diluted income (loss) per common share from continuing operations	$11.21	$0.12	$(7.42)
Discontinued operations, net of tax	—	—	0.08

Diluted net income (loss) per common share	$11.21	$0.12	$(7.34)

Shares used in computing basic income (loss) per common share	91.1	104.2	106.6

Shares used in computing diluted income (loss) per common share	93.5	106.0	106.6

Cash dividends paid per common share	$5.15	$—	$—

Comprehensive income (loss) attributable to AOL Inc.:
Foreign currency translation adjustments	$(7.9)	$0.4	$(12.8)
Unrealized gains on equity method investments	0.4	—	—

Other comprehensive income (loss), net of tax	$(7.5)	$0.4	$(12.8)

Comprehensive income (loss)	1,040.2	13.5	(795.3)
Comprehensive (income) loss attributable to noncontrolling interests	1.6	—	—

Comprehensive income (loss) attributable to AOL Inc.	$1,041.8	$13.5	$(795.3)

See accompanying notes.

AOL INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	December 31,
	2012	2011
Assets
Current assets:
Cash and equivalents	$466.6	$407.5
Accounts receivable, net of allowances of $6.6 and $8.3, respectively	351.9	311.5
Prepaid expenses and other current assets	28.5	36.9
Deferred income taxes, net	40.6	53.7

Total current assets	887.6	809.6
Property and equipment, net	478.3	505.2
Goodwill	1,084.1	1,064.0
Intangible assets, net	133.2	135.2
Long-term deferred income taxes, net	148.8	259.2
Other long-term assets	65.3	51.8

Total assets	$2,797.3	$2,825.0

Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities:
Accounts payable	$76.1	$74.9
Accrued compensation and benefits	151.4	152.8
Accrued expenses and other current liabilities	175.3	171.6
Deferred revenue	57.8	70.9
Current portion of obligations under capital leases	49.6	44.6

Total current liabilities	510.2	514.8
Long-term portion of obligations under capital leases	56.3	66.2
Long-term deferred income taxes	5.8	3.5
Other long-term liabilities	73.8	67.9

Total liabilities	646.1	652.4

Commitments and contingencies (See Note 10)
Redeemable noncontrolling interest (See Note 1)	13.4	—
Equity:
Common stock, $0.01 par value, 110.1 million shares issued and 76.6 million shares outstanding as of December 31, 2012 and 107.0 million shares issued and 94.3 million shares outstanding as of December 31, 2011	1.1	1.1
Additional paid-in capital	3,457.5	3,422.4
Accumulated other comprehensive income (loss), net	(294.1)	(287.5)
Accumulated deficit (See Note 7)	(188.0)	(789.8)
Treasury stock, at cost, 33.5 million shares at December 31, 2012 and 12.7 million shares at December 31, 2011	(838.4)	(173.6)

Total stockholders’ equity	2,138.1	2,172.6
Noncontrolling interest	(0.3)	—

Total equity	2,137.8	2,172.6

Total liabilities, redeemable noncontrolling interest and equity	$2,797.3	$2,825.0

See accompanying notes.

AOL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2012	2011	2010
Operating Activities
Net income (loss)	$1,047.7	$13.1	$(782.5)
Less: Discontinued operations, net of tax	—	—	8.2

Net income (loss) from continuing operations	1,047.7	13.1	(790.7)
Adjustments for non-cash and non-operating items:
Depreciation and amortization	176.9	252.9	341.6
Asset impairments and write-offs	6.1	7.6	1,426.5
(Gain) loss on step acquisitions and disposal of assets, net	(975.5)	1.6	(132.5)
Equity-based compensation	39.5	42.5	36.1
Deferred income taxes	124.1	23.3	(183.9)
Other non-cash adjustments	(2.6)	2.4	10.6
Changes in operating assets and liabilities, net of acquisitions
Receivables	(33.4)	12.2	129.6
Accrued expenses	4.6	(29.2)	(168.7)
Deferred revenue	(12.7)	(24.0)	(21.5)
Other balance sheet changes	(9.1)	(6.4)	(53.6)

Cash provided by continuing operations	365.6	296.0	593.5
Cash used by discontinued operations	—	—	(1.1)

Cash provided by operating activities	365.6	296.0	592.4

Investing Activities
Investments and acquisitions, net of cash acquired	(32.0)	(377.9)	(154.0)
Proceeds from disposal of assets, net	952.3	4.7	344.2
Capital expenditures and product development costs	(64.9)	(82.3)	(95.9)
Investment activities from discontinued operations	—	—	14.8

Cash provided (used) by investing activities	855.4	(455.5)	109.1
Financing Activities
Repurchase of common stock (See Note 7)	(698.7)	(173.6)	—
Principal payments on capital leases	(55.6)	(49.0)	(37.5)
Tax withholdings related to net share settlements of restricted stock units	(7.6)	(0.4)	(4.3)
Decrease (increase) in cash collateral securing letters of credit	0.3	(12.8)	—
Proceeds from exercise of stock options	35.2	1.0	—
Cash dividends paid	(434.4)	—	—

Cash used by financing activities	(1,160.8)	(234.8)	(41.8)
Effect of exchange rate changes on cash and equivalents	(1.1)	—	(4.9)
Increase (decrease) in cash and equivalents	59.1	(394.3)	654.8
Cash and equivalents at beginning of period	407.5	801.8	147.0

Cash and equivalents at end of period	$466.6	$407.5	$801.8

Supplemental disclosures of cash flow information
Cash paid for interest	$6.1	$6.4	$9.8

Cash paid for income taxes	$26.3	$15.0	$9.9

See accompanying notes.

AOL INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In millions)

				Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock, at Cost	Non- Controlling Interest	Total Equity
			Additional Paid-In Capital
	Common Stock
	Shares	Amount
Balance at December 31, 2009	105.8	$1.1	$3,355.5	$(275.1)	$(20.4)	$—	$1.8	$3,062.9
Net loss	—	—	—	—	(782.5)	—	—	(782.5)
Foreign currency translation adjustments	—	—	—	(12.8)	—	—	—	(12.8)

Comprehensive loss	—	—	—	(12.8)	(782.5)	—	—	(795.3)
Deconsolidation of variable interest entity	—	—	—	—	—	—	(1.8)	(1.8)
Spin-off deferred tax adjustments (a)	—	—	(27.0)	—	—	—	—	(27.0)
Amounts related to equity-based compensation, net of tax withholdings	0.2	—	31.8	—	—	—	—	31.8
Issuance of common stock	0.7	—	18.7	—	—	—	—	18.7
Other	—	—	(2.4)	—	—	—	—	(2.4)

Balance at December 31, 2010	106.7	$1.1	$3,376.6	$(287.9)	$(802.9)	$—	$—	$2,286.9

Net income	—	—	—	—	13.1	—	—	13.1
Foreign currency translation adjustments	—	—	—	0.4	—	—	—	0.4

Comprehensive income	—	—	—	0.4	13.1	—	—	13.5
Amounts related to equity-based compensation, net of tax withholdings	—	—	44.5	—	—	—	—	44.5
Issuance of common stock	0.3	—	0.4	—	—	—	—	0.4
Repurchase of common stock	(12.7)	—	—	—	—	(173.6)	—	(173.6)
Other	—	—	0.9	—	—	—	—	0.9

Balance at December 31, 2011	94.3	$1.1	$3,422.4	$(287.5)	$(789.8)	$(173.6)	$—	$2,172.6

Net income (loss)	—	—	—	—	1,048.4	—	(0.6)	1,047.8
Contributions from noncontrolling interest owners	—	—	—	—	—	—	0.3	0.3
Unrealized gain on equity method investments	—	—	—	0.4	—	—	—	0.4
Foreign currency translation adjustments	—	—	—	(7.0)	—	—	—	(7.0)

Comprehensive income (loss)	—	—	—	(6.6)	1,048.4	—	(0.3)	1,041.5
Amounts related to equity-based compensation, net of tax withholdings	—	—	33.8	—	—	—	—	33.8
Issuance of common stock	3.1	—	35.2	—	—	—	—	35.2
Repurchase of common stock (See Note 7)	(20.8)	—	(33.9)	—	—	(664.8)	—	(698.7)
Dividends declared (See Note 7)	—	—	—	—	(446.6)	—	—	(446.6)

Balance at December 31, 2012	76.6	$1.1	$3,457.5	$(294.1)	$(188.0)	$(838.4)	$(0.3)	$2,137.8

(a)	Under the terms of the Company’s tax matters agreement with Time Warner, amounts payable or receivable to Time Warner prior to the spin-off were reflected as adjustments to divisional equity. During the year ended December 31, 2010, the Company adjusted its deferred tax assets and estimated amount payable to Time Warner for income taxes prior to the spin-off and these adjustments resulted in a $27.0 million reduction to additional paid-in capital (“APIC”).

See accompanying notes.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

AOL Inc. (“AOL” or the “Company”) is a leading global web services brand company with a substantial worldwide audience and a suite of online content, products and services that it offers to consumers, advertisers, publishers and subscribers. AOL is focused on attracting and engaging internet consumers by creating and offering high quality branded content, products and services and providing valuable online advertising services on both its owned and operated properties and third-party websites.

AOL is in the midst of executing a multi-year strategic plan to reinvigorate growth in the Company’s revenues and profits by taking advantage of the continuing migration of advertising, commerce and information to the internet and digital devices. The Company’s strategy is to focus its resources on AOL’s core competitive strengths in content production, advertising and paid services while expanding the distribution of its premium content, product and service offerings on multiple platforms and digital devices, including on portable wireless devices such as smartphones and tablets. AOL continues to reinvigorate its culture and brand by prioritizing the consumer experience, making greater use of data-driven insights and encouraging innovation.

AOL was founded in 1985 and later merged with Time Warner Inc. (“Time Warner”) in 2001. In the fourth quarter of 2009, the board of directors of Time Warner approved the complete legal and structural separation of AOL Inc. from Time Warner (the “spin-off”), following which the Company became an independent, publicly-traded company. On November 2, 2009, the Company converted from AOL Holdings LLC, a limited liability company wholly owned by Time Warner, to AOL Inc., a Delaware corporation wholly owned by Time Warner. The spin-off occurred on December 9, 2009.

In the fourth quarter of 2012, AOL’s management changed the way in which they evaluate their business for the purpose of allocating resources and assessing performance. As a result, AOL has changed its reporting of business results from a single reportable segment to three reportable segments, which are determined based on how the business is evaluated by the Company’s chief operating decision maker (“CODM”) function. AOL revised its financial information and disclosures for prior periods to reflect the segment disclosures as if the current operating structure had been in effect throughout all periods presented. AOL’s reportable segments are the Brand Group, the Membership Group and AOL Networks. In addition to the above reportable segments, AOL has a corporate and other category that includes activities that are not directly attributable to or allocable to a specific segment.

Brand Group

The Brand Group consists of AOL’s portfolio of distinct and unique content as well as certain service brands. The results for this segment include the performance of AOL’s advertising offerings on a number of owned and operated sites, such as AOL.com, The Huffington Post, Patch, TechCrunch and MapQuest.

Membership Group

The Membership Group consists of offerings that serve AOL’s registered account holders, both free and paid. The results for this segment include AOL’s subscription offerings and advertising offerings on Membership Group properties, including communications products such as AOL Mail and AIM, as well as from performance compensation for marketing third party products and services.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AOL Networks

AOL Networks (formerly the Advertising.com Group) consists of AOL’s offerings to publishers and advertisers utilizing AOL’s third-party advertising network as well as AOL Properties inventory sold by AOL Networks. The results for this segment include the performance of Advertising.com, ADTECH, sponsored listings, Pictela, goviral and AOL On.

Corporate and Other

Corporate and other primarily consists of broad corporate functions including legal, human resources, accounting, finance, marketing and activities and costs not directly attributable or allocable to a specific segment such as restructuring costs, tax settlements and other general business costs. In this category, AOL also includes investments and owned and operated offerings managed by AOL Ventures, which it formed to attract and develop innovative initiatives.

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

The financial position and operating results of the majority of AOL’s foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included in the consolidated balance sheet as a component of accumulated other comprehensive income (loss), net and in the consolidated statement of comprehensive income (loss) as a component of other comprehensive income (loss), net of tax.

Redeemable Noncontrolling Interest

The noncontrolling interest in a joint venture between Mitsui & Company Ltd. (“Mitsui”) and AOL (“Ad.com Japan”) is classified outside of permanent equity in the Company’s consolidated balance sheet as of December 31, 2012, due to a redemption right available to the noncontrolling interest holder in the future. The noncontrolling interest holder’s right to redeem its stock is exercisable any time between July 1 and July 30 of any year, commencing with July 1, 2014. Net income in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2012 reflects 100% of the results of Ad.com Japan as the Company has a controlling financial interest in the entity. Net income is subsequently adjusted to exclude AOL’s noncontrolling interests to arrive at net income attributable to AOL Inc.

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

Advertising Revenues

Advertising revenues are generated on AOL Properties through display advertising and search advertising. Display advertising revenue is generated by the display of graphical advertisements and other performance-based advertising. Agreements for advertising on AOL Properties typically take the forms of impression-based contracts, time-based contracts or performance-based contracts. Search advertising revenue is generated when a consumer clicks on a text-based advertisement on their screen. These text-based advertisements are either generated from a consumer-initiated search query or generated based on the content of the webpage the consumer is viewing. In addition to advertising revenues generated on AOL Properties, the Company also generates revenue from its advertising offerings on its Third Party Network, which consist primarily of the sale of display advertising and also include search advertising. Advertising arrangements for the sale of Third Party Network inventory typically take the form of impression-based contracts or performance-based contracts.

Advertising revenues derived from impression-based contracts, in which AOL provides impressions in exchange for a fixed fee (generally stated as cost-per-thousand impressions), are generally recognized as the impressions are delivered. An “impression” is delivered when an advertisement appears in web pages viewed by users. Revenues derived from time-based contracts, in which AOL provides promotion over a specified time period for a fixed fee, are recognized on a straight-line basis over the term of the contract, provided that AOL is meeting and will continue to meet its obligations under the contract (e.g., delivery of impressions over the term of the contract). Advertising revenues derived from contracts where AOL is compensated based on certain performance criteria are recognized as AOL completes the contractually specified performance. Performance is measured in terms of either “click-throughs” when a user clicks on a company’s advertisement or other user actions such as product/customer registrations, survey participation, sales leads, product purchases or other revenue sharing relationships.

Gross versus Net Revenue Recognition

In the normal course of business, the Company sometimes acts as or uses an intermediary or agent in executing transactions with third parties. The determination of whether revenue should be reported gross or net is based on an assessment of whether the Company is acting as the principal or an agent in the transaction. If the Company is acting as a principal in a transaction, the Company reports revenue on a gross basis. If the Company is acting as an agent in a transaction, the Company reports revenue on a net basis. In determining whether the Company acts as the principal or an agent, the Company follows the accounting guidance for principal-agent considerations and the Company places the most weight on whether or not the Company is the primary obligor in the arrangement.

Multiple-Element Transactions

Management analyzes contracts with multiple elements under the accounting guidance for multiple-element arrangements. The guidance requires that revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, and if the delivery of the undelivered items in the arrangement is considered probable and substantially in

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the control of the vendor. If these criteria are met, then the arrangement consideration is allocated among the separate units of accounting based on their relative estimated selling prices. In such circumstances, the Company uses a selling price hierarchy to determine the selling price to be used for allocating revenue to the deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price, and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when the Company sells the deliverable separately and VSOE is the price actually charged by the Company for that deliverable. ESPs reflect the Company’s best estimates of what the selling prices of deliverables would be if they were sold regularly on a stand-alone basis.

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

Revenue arrangements where the Company applies the accounting guidance for multiple-element arrangements generally consist of arrangements where the Company is providing online advertising as well as non-advertising elements (i.e., production of a “micro-site”). However, there are not a significant number of these arrangements as the substantial majority of the Company’s revenue arrangements solely involve the provision of online advertising which is accounted for based on performance.

Subscription Revenues

The Company earns revenue from its subscription services in the form of monthly or annual fees paid by subscribers to its service offerings, and such revenues are recognized on a straight-line basis as the service is provided.

Traffic Acquisition Costs

AOL incurs costs through arrangements in which it acquires online advertising inventory from publishers for resale to advertisers and arrangements whereby partners distribute AOL’s free products or services or otherwise direct traffic to AOL Properties. AOL considers these costs to be traffic acquisition costs (“TAC”). TAC arrangements have a number of different economic structures, the most common of which are: (i) payments based on a cost-per-thousand impressions or based on a percentage of the ultimate advertising revenues generated from the advertising inventory acquired for resale, (ii) payments for direct traffic delivered to AOL Properties priced on a per-click basis (e.g., search engine marketing fees) and (iii) payments to partners in exchange for distributing AOL products to their users (e.g., agreements with computer manufacturers to distribute the AOL toolbar or a co-branded web portal on computers shipped to end users). These arrangements can be on a fixed-fee basis (which often carry reciprocal performance guarantees by the counterparty), on a variable basis or, in some cases, a combination of the two. TAC agreements with fixed payments are typically expensed ratably over the term of the agreement. TAC agreements with variable payments are typically expensed based on the volume of the underlying activity at the specified contractual rates. TAC agreements with a combination of a fixed fee for a minimum amount of traffic delivered or other underlying activity and variable payments for delivery or performance in excess of the minimum are typically recognized into expense at the greater of straight-line or actual performance, taking into account counterparty performance to date and the projected counterparty performance over the term of the agreement.

Restructuring Costs

Restructuring costs consist primarily of employee termination benefits and contract termination costs, including lease exit costs. One-time involuntary termination benefits are recognized as a liability at estimated fair value when the plan of termination has been communicated to employees and certain other criteria are met. With

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

respect to certain contractual termination benefits or employee terminations in certain foreign countries operating under ongoing benefit arrangements, a liability for termination benefits is recognized at estimated fair value when it is probable that amounts will be paid to employees and such amounts are reasonably estimable. Contract termination costs are recognized as a liability at fair value when a contract is terminated in accordance with its terms, or when AOL has otherwise executed a written termination of the contract. When AOL ceases using a facility but does not intend to or is unable to terminate the operating lease, AOL records a liability for the present value of the remaining lease payments, net of estimated sublease income, if any, that could be reasonably obtained for the property (even if the Company does not intend to sublease the facility for the remaining term of the lease). Costs associated with exit or disposal activities are reflected as restructuring costs in the consolidated statements of comprehensive income. See “Note 9” for additional information about the Company’s restructuring activities.

Equity-Based Compensation

AOL records compensation expense under AOL’s equity-based compensation incentive plans based on the equity awards granted to employees.

In accounting for equity-based compensation awards, the Company follows the accounting guidance for equity-based compensation, which requires that a company measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost associated with stock options is estimated using the Black-Scholes option-pricing model. The cost of equity instruments granted to employees is recognized in the consolidated statements of comprehensive income on a straight-line basis (net of estimated forfeitures) over the period during which an employee is required to provide service in exchange for the award. See “Note 8” for additional information on equity-based compensation.

Asset Impairments

Goodwill

Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired. These indicators include a sustained, significant decline in the Company’s stock price; a decline in its expected future cash flows; significant disposition activity; a significant adverse change in the economic or business environment; and the testing for recoverability of a significant asset group, among others. The occurrence of these indicators could have a significant impact on the recoverability of goodwill and could have a material impact on the Company’s consolidated financial statements.

The testing of goodwill for impairment is required to be performed at the level referred to as the reporting unit. As discussed above, during the fourth quarter of 2012, AOL’s management changed the way in which AOL evaluates its business for the purpose of allocating resources and assessing performance, and based on this change, the Company concluded that it has four reporting units for purposes of the goodwill impairment test; the Brand Group, the Membership Group, AOL Networks and Patch.

Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. To measure the amount of impairment loss, if any, AOL determines the implied fair value of goodwill in the same manner as the amount of goodwill

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

recognized in a business combination. Specifically, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Long-lived Assets

Long-lived assets, including finite-lived intangible assets (e.g., acquired technology and customer relationships), do not require that an annual impairment test be performed; instead, long-lived assets are tested for impairment upon the occurrence of an indicator of potential impairment. Once an indicator of potential impairment has occurred, the impairment test is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of estimated undiscounted future cash flows generated by the asset group against the carrying value of the asset group. The Company groups long-lived assets for purposes of recognition and measurement of an impairment loss at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the carrying value of the asset group exceeds the estimated undiscounted future cash flows, the asset group would be deemed to be potentially impaired. Impairment, if any, would then be measured as the difference between the estimated fair value of the asset and its carrying value. Fair value is generally determined by discounting the future cash flows associated with that asset group. If the intent is to hold the asset group for sale and certain other criteria are met (i.e., the asset group can be disposed of currently, appropriate levels of authority have approved the sale and there is an active program to locate a buyer), the impairment test involves comparing the asset group’s carrying value to its estimated fair value less estimated costs of disposal. To the extent the carrying value is greater than the asset group’s estimated fair value less estimated costs of disposal, an impairment loss is recognized for the difference.

AOL recorded non-cash asset impairments and write-offs related to long-lived assets held and used and held for sale of $4.9 million, $7.6 million and $12.1 million in 2012, 2011 and 2010, respectively, included in costs of revenues and general and administrative costs in the consolidated statements of comprehensive income (loss). The charges recorded in 2012 and 2011 related primarily to asset write-offs in connection with facility consolidation, computer retirements and capitalized internal-use software project terminations. The charge recorded in 2010 included a $6.2 million impairment charge related to the sale of Pacific Corporate Park.

Income Taxes

Income taxes are presented in the consolidated financial statements using the asset and liability method prescribed by the accounting guidance for income taxes. Income taxes (e.g., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the deferred income tax effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, stated at enacted tax rates expected to be in effect when the taxes are actually paid or recovered. Deferred income taxes reflect expected future tax benefits (i.e., assets) and future tax costs (i.e., liabilities). The tax effect of net operating loss, capital loss and general business credit carryovers result in deferred tax assets. Valuation allowances are established when management determines it is “more likely than not” that some portion or all of the deferred tax asset may not be realized. The Company considers all positive and negative evidence in evaluating its ability to realize its deferred income tax assets, including its historical operating results, ongoing tax planning, and forecast of future taxable income, on a jurisdiction by jurisdiction basis.

With respect to uncertain tax positions, AOL recognizes in the consolidated financial statements those tax positions determined to be “more likely than not” of being sustained upon examination, based on the technical

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company maintains its cash and equivalents balances in the form of money market accounts, Treasury bills and time deposits. The Company maintains cash deposits with banks that at times exceed applicable insurance limits. The Company reduces its exposure to credit risk by maintaining such deposits with high quality financial institutions that management believes are creditworthy.

The Company’s exposure to customer credit risk relates primarily to advertising customers and individual subscribers to AOL’s subscription access service, and is dispersed among many different counterparties, with no single customer having a receivable balance in excess of 10% of total net receivables at December 31, 2012 or 2011.

For each of the periods presented herein, the Company has had a contractual relationship with Google whereby Google provides paid text-based search advertising on AOL Properties. For the years ended December 31, 2012, 2011 and 2010, the revenues associated with the Google relationship (substantially all of which were search revenues generated on AOL Properties), were $350.9 million, $335.3 million and $398.4 million, respectively.

Cash and Equivalents

Cash equivalents primarily consist of highly liquid short-term investments with an original maturity of three months or less, which include money market accounts, Treasury bills and time deposits that are readily convertible into cash. Cash equivalents are carried at cost plus accrued interest, which approximates fair value. These are included within cash and cash equivalents as level one measurements.

Restricted Cash

In the first quarter of 2011, the Company posted cash collateral for letters of credit related to certain of the Company’s lease agreements. The collateral amounts are legally restricted as to withdrawal and use for a period in excess of twelve months. Accordingly, the collateral balances have been classified as restricted cash within other long-term assets and are omitted from cash and equivalents on the consolidated balance sheets. Also included in restricted cash are security deposits held by the Company from lessees that are restricted as to use. The Company had $12.3 million of restricted cash included in other long-term assets on the consolidated balance sheet as of December 31, 2012.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Doubtful Accounts

AOL’s receivables consist primarily of two components, receivables from individual subscribers to AOL’s subscription services and receivables from advertising customers. Management performs separate evaluations of these components to determine if the balances will ultimately be fully collected considering management’s views on trends in the overall aging of receivables as well as past collection experience. In addition, for certain advertising receivables, management prepares an analysis of specific risks on a customer-by-customer basis. Using this information, management reserves an amount that is expected to be uncollectible. Receivables are written off when amounts are deemed to be uncollectible and internal collection efforts are closed.

Property and Equipment

Property and equipment are stated at cost. Depreciation, which includes amortization of capitalized software costs and amortization of assets under capital leases, is provided on a straight-line basis over the estimated useful lives of the assets. AOL evaluates the depreciation periods of property and equipment to determine whether events or circumstances warrant revised estimates of useful lives. Depreciation expense, recorded in costs of revenues and general and administrative expense, totaled $138.7 million, $160.9 million and $196.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Costs related to leasehold improvements are capitalized and amortized on a straight-line basis over the shorter of the economic useful life of the improvements or the remaining lease term.

Property and equipment, including assets under capital lease, consist of ($ in millions):

	December 31,		Estimated Useful Lives
	2012	2011
Land(a)	$39.2	$40.5	—
Buildings and building improvements	280.2	276.8	15 to 40 years
Capitalized internal-use software costs	484.5	452.8	1 to 5 years
Leasehold improvements	99.2	97.8	Up to 15 years
Furniture, fixtures and other equipment	640.6	655.7	2 to 5 years

	1,543.7	1,523.6
Less accumulated depreciation	(1,065.4)	(1,018.4)

Total	$478.3	$505.2

(a)	Land is not depreciated.

Capitalized Internal-Use Software Development Costs

AOL capitalizes certain costs incurred for the development of internal-use software. These costs, which include the costs associated with coding, software configuration, major upgrades and enhancements and are related to both AOL’s internal systems (such as billing and accounting) and AOL’s user-facing internet offerings, are included in property and equipment, net in the consolidated balance sheet. For the years ended December 31, 2012, 2011, and 2010, AOL capitalized $30.8 million, $21.1 million and $22.7 million, respectively, related to the development of internal-use software.

Research and Development

Research and development costs, which are expensed as incurred, are included in costs of revenues and totaled $44.8 million, $56.9 million and $63.2 million for the years ended December 31, 2012, 2011, and 2010,

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

respectively. These costs consist primarily of personnel and related costs that are incurred related to the development of software and user-facing internet offerings that do not qualify for capitalization.

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

Intangible Assets

AOL has a significant number of intangible assets, including acquired technology, trademarks and customer relationships. AOL does not recognize the fair value of internally generated intangible assets. Intangible assets acquired in business combinations are recorded at fair value on the Company’s consolidated balance sheets and are amortized over estimated useful lives on a straight-line basis. Intangible assets subject to amortization are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. AOL does not have any indefinite lived intangible assets other than goodwill.

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising expense was $85.8 million, $76.9 million and $79.3 million for the years ended December 31, 2012, 2011, and 2010, respectively.

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is included within comprehensive income (loss) in the consolidated statements of comprehensive income (loss) and stockholders’ equity in the consolidated balance sheets and consists of net income (loss) and other gains and losses affecting equity that, under GAAP, are excluded from net income (loss). For AOL, such items consist primarily of foreign currency translation gains (losses).

Recent Accounting Standards

Goodwill Impairment

In September 2011, new guidance was issued related to assessing goodwill impairment. Under the new guidance, a company is permitted to first make a qualitative assessment to determine whether it is more likely

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

than not that the fair value of a reporting unit is less than its carrying amount before applying the two-step goodwill impairment test. If the conclusion from the qualitative assessment is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company would be required to perform two-step goodwill impairment test. Otherwise, it would not need to apply the two-step test.

This new guidance became effective for the Company in January 2012. The Company did not perform the qualitative assessment during its goodwill impairment analysis, as it had a change in its reporting units during the year. As a result of the change in reporting units, the Company is required to perform a goodwill impairment analysis immediately before and after its change in the reporting units. See “Note 3” for a further description of the annual goodwill impairment test.

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

For the years ended December 31, 2012, 2011 and 2010, the Company had 2.9 million, 9.0 million and 5.8 million, respectively, of weighted-average potentially dilutive common shares that were not included in the computation of diluted income (loss) per common share, because to do so would be anti-dilutive for those periods.

The following table is a reconciliation of basic and diluted net income (loss) attributable to AOL Inc. common stockholders per common share (in millions, except per share amounts):

	Years Ended December 31,
	2012	2011	2010
Net income (loss) attributable to AOL Inc. common stockholders	$1,048.4	$13.1	$(782.5)

Shares used in computing basic income (loss) per common share	91.1	104.2	106.6
Dilutive effect of equity-based awards	2.4	1.8	—

Shares used in computing diluted income (loss) per common share	93.5	106.0	106.6

Basic net income (loss) per common share	$11.51	$0.13	$(7.34)

Diluted net income (loss) per common share	$11.21	$0.12	$(7.34)

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

A summary of changes in the Company’s consolidated goodwill during the year ended December 31, 2011 is as follows (in millions):

	Gross Goodwill	Impairments	Net Goodwill
December 31, 2010	$ 36,436.0	$ (35,625.1)	$ 810.9
Acquisitions	254.2	—	254.2
Deferred tax adjustments	(1.1)	—	(1.1)

December 31, 2011	36,689.1	(35,625.1)	1,064.0

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A summary of changes in the Company’s goodwill during the years ended December 31, 2012 as well as goodwill allocated to the Company’s reporting units as of December 1, 2012, were as follows (in millions):

	December 31, 2011	Acquisitions	Translation Adjustments	Allocations at December 1, 2012	Acquisitions	Translation Adjustments	December 31, 2012
Brand Group
Gross Goodwill	$—	$—	$—	$282.1	$0.1	$—	$282.2

Net Goodwill	—	—	—	282.1	0.1	—	282.2

Membership Group
Gross Goodwill	—	—	—	604.2	—	—	604.2

Net Goodwill	—	—	—	604.2	—	—	604.2

AOL Networks
Gross Goodwill	—	—	—	175.2	4.7	0.3	180.2

Net Goodwill	—	—	—	175.2	4.7	0.3	180.2

Patch
Gross Goodwill	—	—	—	17.5	—	—	17.5

Net Goodwill	—	—	—	17.5	—	—	17.5

Corporate and Other
Gross Goodwill	—	—	—	35,625.1	—	—	35,625.1
Impairments	—	—	—	(35,625.1)	—	—	(35,625.1)

Net Goodwill	—	—	—	—	—	—	—

Consolidated
Gross Goodwill	36,689.1	18.7	(3.7)	36,704.1	4.8	0.3	36,709.2
Impairments	(35,625.1)	—	—	(35,625.1)	—	—	(35,625.1)

Net Goodwill	$1,064.0	$18.7	$(3.7)	$1,079.0	$4.8	$0.3	$1,084.1

Impairment Testing of Goodwill

Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired.

Following the change in management structure described in “Note 1”, the Company concluded that it had four reporting units; the Brand Group, the Membership Group, AOL Networks and Patch. There are no components below these four reporting units for which discrete financial information is available and regularly reviewed by the CODM.

As a result of the change in management structure in the fourth quarter of 2012, the Company is required to perform a goodwill impairment analysis immediately before its change in reporting units and immediately after such change. As a result, as of December 1, 2012, the Company performed both a consolidated goodwill impairment analysis (prior to the change in reporting units, the company had a single consolidated reporting unit for goodwill impairment testing) and a goodwill impairment analysis for each of the four reporting units subsequently.

In performing the consolidated goodwill impairment analysis, the Company used a market-based approach. The primary input in this approach was a quoted market price in an active market. To determine the estimated fair value of the Company’s consolidated reporting unit, the Company calculated its market capitalization based on its stock price and adjusted it by a control premium of 30%, which resulted in an estimated fair value of $3,139.6 million. The premium used to arrive at a controlling interest equity value was determined based on values observed in recent market transactions.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In performing the goodwill impairment analysis for the Company’s four reporting units following the change in segments, the Company allocated goodwill to each reporting unit based on the fair value of each reporting unit relative to the total consolidated fair value of the company. The estimated fair value of each of the four reporting units was determined utilizing an income approach or discounted cash flow (“DCF”) method. The reasonableness of the DCF approach was assessed by reference to a market-based approach by reporting unit, and the fair value determined under the market-based approach corroborated the fair values determined by the DCF approach. As a corroborative step, the Company also reconciled the sum of the fair values of the reporting units to its total market capitalization plus the 30% control premium used in the consolidated test described above.

Based on the goodwill impairment tests performed above, the estimated fair value exceeded the carrying value for AOL as a single reporting unit and for each reporting unit, and therefore, the second step of the goodwill impairment test was not required on a consolidated basis or for any of the Company’s four reporting units. On a consolidated basis and for each of the Membership Group, Brands and AOL Networks, the estimated fair value of the reporting units exceeded its respective book value by in excess of 20%. If the estimated fair value of the Patch reporting unit had been hypothetically lower by 10% as of the date of the impairment test, the carrying value would have exceeded fair value and the second step of the goodwill impairment test would have been required to be performed to determine the implied fair value of goodwill, and would likely have resulted in an impairment of all or a portion of the $17.5 million of goodwill assigned to the Patch reporting unit.

2011 and 2010 Goodwill Impairment Analysis

The Company performed a goodwill impairment analysis based on certain triggering events occurring during the third quarter of 2011. As a result, it was determined that the fair value of AOL exceeded its carrying value. Therefore, the second step of the goodwill impairment test did not need to be performed and no impairment charge was recorded.

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

Intangible Assets

The Company’s intangible assets and related accumulated amortization at December 31, 2012 and 2011 consisted of the following (in millions):

	December 31, 2012			December 31, 2011
	Gross	Accumulated Amortization (a)	Net	Gross	Accumulated Amortization (a)	Net
Acquired technology	$844.9	$(822.7)	$22.2	$833.1	$(813.3)	$19.8
Customer relationships	248.3	(203.1)	45.2	239.3	(185.9)	53.4
Trade names	132.1	(71.0)	61.1	120.1	(63.2)	56.9
Other intangible assets	69.1	(64.4)	4.7	66.0	(60.9)	5.1

Total	$1,294.4	$(1,161.2)	$133.2	$1,258.5	$(1,123.3)	$135.2

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(a)	Amortization of intangible assets is provided on a straight-line basis over their respective useful lives, which generally range from one to ten years. The Company evaluates the useful lives of its finite-lived intangible assets each reporting period to determine whether events or circumstances warrant revised estimates of useful lives.

The Company recorded amortization expense of $38.2 million, $92.0 million and $145.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Based on the amount of intangible assets as of December 31, 2012, the estimated amortization expense for each of the succeeding five years ending December 31 is as follows (in millions):

2013	$36.5
2014	30.6
2015	19.0
2016	10.8
2017	8.9

Total	$105.8

The amounts above may vary as acquisitions and dispositions occur in the future.

NOTE 4—BUSINESS ACQUISITIONS, DISPOSITIONS AND OTHER SIGNIFICANT TRANSACTIONS

Patent Portfolio Sale and License

On June 15, 2012, the Company sold approximately 800 patents and their related patent applications (the “Sold Patents”) to Microsoft Corporation (“Microsoft”), and granted Microsoft a non-exclusive license to the Company’s retained patent portfolio, for aggregate proceeds of $1,056 million in cash (excluding transaction costs). The transaction was structured as a sale of all of the outstanding shares of a wholly owned non-operating subsidiary and the direct sale of certain other patents not held by the subsidiary. The Company concluded that immediate recognition of all of the proceeds was appropriate as the Company has no ongoing performance obligations with respect to the sold or licensed patents.

The disposed assets had a carrying value of $3.2 million on the Company’s balance sheet and accordingly, the Company recorded a gain on the disposition of the Sold Patents of $946.5 million (which represents the consideration allocated to the sale less the carrying value of the disposed assets and transaction costs that were contingent on closing). With respect to the licensing portion of the transaction, the Company recognized income from licensing its retained patent portfolio of $96.0 million during the year ended December 31, 2012.

Based on the anticipated utilization of existing deferred tax assets and the fact that the disposition of the Sold Patents generated a capital loss (which is subject to a full valuation allowance), the Company does not expect the $1,056 million in proceeds to result in material cash taxes.

Acquisitions

The businesses acquired by the Company during the periods presented herein were all in their early stages of development. This fact, along with market conditions at the time of acquisition, contributed to purchase prices that resulted in the allocation of a significant portion of such purchase prices to goodwill.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2012 Acquisitions

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

Under the accounting guidance for step acquisitions, AOL is required to record all assets acquired, liabilities assumed, and Mitsui’s noncontrolling interests at fair value, and recognize the entire goodwill of the acquired business. The step acquisition guidelines also require that AOL remeasure its preexisting investment in Ad.com Japan at fair value, and recognize any gains or losses from such remeasurement. The fair value of AOL’s interest immediately before the closing date was $15.4 million, which resulted in the Company recognizing a non-cash gain of approximately $10.8 million within other income (loss), net on the consolidated statement of comprehensive income in the first quarter of 2012. The Company used a combination of the market based approach (guideline public company) and an income approach (discounted cash flow analysis), both of which represent level 3 fair value measurements, to measure both the fair value of AOL’s preexisting investment and the fair value of Mitsui’s noncontrolling interest. As Mitsui has a right to put its interest to AOL based on a pre-established and determinable price in the future, the noncontrolling interest is presented as redeemable noncontrolling interest outside permanent equity in the Company’s consolidated balance sheet. The noncontrolling interest holder’s right to redeem its stock is exercisable any time between July 1 and July 30 of any year, commencing with July 1, 2014. The amount payable from AOL to Mitsui if Mitsui were to exercise its redemption right is determined by taking the sum of 2 billion Japanese yen (approximately $26.0 million as of the closing date) plus any incremental cash over the $7.8 million cash balance at December 31, 2011, and multiplying that total by Mitsui’s percentage ownership of Ad.com Japan (47% at closing). The Company has elected to recognize changes in the redemption value as they occur; however, this has no impact on the carrying value of Mitsui’s interest in Ad.com Japan because it exceeds the current redemption value. As of December 31, 2012 the undiscounted redemption value of the put option held by Mitsui was calculated to be approximately $12.3 million, which is below the $13.4 million carrying value of Mitsui’s interest in Ad.com Japan.

AOL recorded $9.7 million of goodwill (which is not deductible for tax purposes) and $19.2 million of intangible assets associated with this acquisition. The intangible assets associated with this acquisition consist primarily of trade names to be amortized on a straight-line basis over a period of ten years and advertiser relationships to be amortized on a straight-line basis over a period of five years. The weighted average amortization period for all intangible assets is approximately eight years. The fair value of the significant identified intangible assets was estimated by using relief from royalty, cost savings and multi-period excess earnings valuation methodologies, which represent level 3 fair value measurements. Inputs used in the methodologies primarily included projected future cash flows, discounted at a rate commensurate with the risk involved.

Unaudited pro forma results of operations assuming this acquisition had taken place at the beginning of each period are not provided because the historical operating results of the acquired company were not significant and pro forma results would not be significantly different from reported results for the periods presented.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other 2012 Acquisitions

The Company also completed the following acquisitions during the year ended December 31, 2012:

•

During the third quarter of 2012, the Company completed the acquisition of the following: a 49% interest that the Company did not already own in AJM Productions, LLC (“Cambio”), a company that operates a leading online content and lifestyle platform for pre-teen and teen audiences, and; StyleMePretty, LLC (“StyleMePretty”), a company which operates a leading online provider of style-savvy wedding resources devoted to the modern bride.

•

During the fourth quarter of 2012, the Company completed the acquisition of Everlater, Inc., a company that produces software to simplify the creation and sharing of web content and Buysight, Inc. (“Buysight”), a company that operates a targeted advertising platform which uses machine learning technology to allow for real time optimization of advertising campaigns.

The aggregate purchase price of these acquisitions was $27.8 million, net of cash acquired. AOL recorded $12.5 million of goodwill, of which $6.6 million is deductible for tax purposes, and $16.4 million of intangible assets related to these acquisitions. With respect to the Buysight acquisition, during negotiations the Company agreed to pay a bonus to certain employees of Buysight immediately after the closing, and the $4.7 million paid was recognized as compensation expense during the fourth quarter of 2012.

The intangible assets associated with these acquisitions consist of acquired technology and trademarks to be amortized on a straight-line basis over a weighted average period of five years, non-compete agreements to be amortized on a straight-line basis over a weighted average period of three years and customer relationships to be amortized on a straight-line basis over a weighted average period of four years. The weighted average amortization period for all intangible assets is approximately five years.

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

AOL recorded $192.4 million of goodwill (which is not deductible for tax purposes) and $108.2 million of intangible assets associated with this acquisition. The intangible assets associated with this acquisition consist primarily of trade names to be amortized on a straight-line basis over a period of ten years and customer relationships to be amortized over a period of four years.

2010 Acquisitions

StudioNow

On January 22, 2010, the Company completed the acquisition of StudioNow, Inc. (“StudioNow”), a provider of a proprietary digital platform that allows clients to create, produce, manage and distribute professional quality videos at scale, for a purchase price of $32.1 million. Of the total consideration, $14.1 million was paid through the issuance of 0.6 million shares of AOL common stock valued as of the closing date. Of the remaining $18.0 million, $14.0 million was paid in cash at the closing date and $4.0 million reflects the present value of the cash consideration due two years after the closing date (which was paid in January 2012).

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other 2010 Acquisitions

•

On September 28, 2010, the Company completed the acquisition of Thing Labs, Inc., a company that produces software to simplify the creation and sharing of web content. This acquisition will allow the Company to continue its initiative to provide consumers with the best venues to discover and share content.

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

In 2013, the Company disposed of a controlling interest in both StudioNow and about.me in two separate transactions. The proceeds received and gain recorded on each of these transactions was immaterial to the Company’s consolidated financial statements. The retained interests held by the Company in StudioNow and about.me are being accounted for under the cost method as the Company does not exercise significant influence over either business.

Additional Information on Acquisitions

For the years ended December 31, 2012, 2011 and 2010, the Company incurred $1.0 million, $9.9 million and $3.3 million, respectively, of third-party transaction expenses primarily related to the acquisitions discussed above. These transaction costs were recorded within general and administrative costs in the consolidated financial statements.

The amounts assigned to intangible assets were based on the Company’s best estimate of the fair value of such assets. The Company used an independent valuation specialist to assist in determining the fair value of the identified intangible assets in significant acquisitions. In most instances, the fair value of the significant identified intangible assets was estimated by performing a discounted cash flow analysis using the “income” approach, which represents a level 3 fair value measurement. The income approach includes a forecast of direct revenues and costs associated with the respective intangible assets and charges for economic returns on tangible

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

and intangible assets utilized in cash flow generation. Net cash flows attributable to the identified intangible assets are discounted to their present value at a rate commensurate with the perceived risk. The projected cash flow assumptions considered contractual relationships, customer attrition, eventual development of new technologies and market competition.

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

In connection with incentive cash compensation arrangements made in connection with acquisitions made in 2012, 2011 and 2010, the Company recorded $12.3 million, $35.2 million and $6.2 million in retention compensation expense for the years ended December 31, 2012, 2011 and 2010, respectively.

Unaudited pro forma results of operations assuming these acquisitions had taken place at the beginning of each period are not provided because the historical operating results of the acquired companies were not significant and pro forma results would not be significantly different from reported results for the periods presented.

Summary of Discontinued Operations

There were no discontinued operations in 2012 and 2011. Discontinued operations for the year ended December 31, 2010 reflect the financial condition, results of operations and cash flows of buy.at. The consolidated statement of operations for the year ended December 31, 2010 includes the results of operations of buy.at for the period from January 1, 2010 through the sale date of February 26, 2010, the pre-tax loss on the sale of buy.at and the income tax benefit associated with the capital loss generated by the buy.at sale. Financial data for discontinued operations for the year ended December 31, 2010 is as follows (in millions):

Year Ended December 31, 2010

Total revenues	$2.0
Pre-tax loss (before loss on sale of business)	(0.5)
Pre-tax loss on sale of business	(18.9)
Income tax benefit	27.6

Net income (loss) attributable to AOL Inc.	$8.2

NOTE 5—LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Capital Leases

Capital lease obligations consist of ($ in millions):

	Weighted Average Interest Rate at December 31, 2012		Outstanding Amount
		Maturities	December 31, 2012	December 31, 2011
Capital lease obligations	5.35%	2013-2016	$105.9	$110.8
Amount due within one year			(49.6)	(44.6)

Total long-term capital lease obligations			$56.3	$66.2

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Assets recorded under capital lease obligations totaled $209.1 million and $182.2 million at December 31, 2012 and 2011, respectively. Related accumulated amortization totaled $106.2 million and $77.4 million at December 31, 2012 and 2011, respectively.

Future minimum capital lease payments at December 31, 2012 are as follows (in millions):

2013	$54.0
2014	41.3
2015	14.5
2016	2.9

Total	112.7
Amount representing interest	(6.8)

Present value of minimum lease payments	105.9
Current portion	(49.6)

Total long-term portion	$56.3

Interest Expense

Interest expense was $5.9 million, $6.5 million and $11.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, and is included in “Other income (loss), net” on the consolidated statements of comprehensive income (loss). Interest expense for 2010 includes $6.9 million related to credit facility fees paid to Time Warner. The weighted-average interest rate on AOL’s capital lease obligations was 5.35% and 5.64% at December 31, 2012 and 2011, respectively. The weighted-average rate on capital lease obligations due within one year was 5.39% at December 31, 2012.

NOTE 6—INCOME TAXES

The components of income (loss) from continuing operations before income taxes were as follows (in millions):

	Years Ended December 31,
	2012	2011	2010
Domestic	$1,189.9	$132.4	$(805.8)
Foreign	20.2	(90.1)	(163.4)

Total	$1,210.1	$42.3	$(969.2)

The components of the provision for income tax expense (benefit) provided on income from continuing operations were as follows (in millions):

	Years Ended December 31,
	2012	2011	2010
U.S. federal:
Current	$22.4	$0.4	$2.0
Deferred	110.8	20.2	(167.7)
Foreign:
Current	4.0	(0.4)	(6.2)
Deferred	(2.4)	(2.1)	(3.2)
State and local:
Current	11.9	5.9	9.6
Deferred	15.7	5.2	(13.0)

Total	$162.4	$29.2	$(178.5)

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The items accounting for the difference between income tax expense (benefit) computed at the federal statutory rate of 35% and the provision for income taxes were as follows:

	Years Ended December 31,
	2012	2011	2010
U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. federal tax benefits (a)	1.8	15.3	3.7
Non-deductible goodwill	—	—	(50.8)
Change in valuation allowance for deferred tax assets	0.4	16.9	(1.4)
Unrecognized tax benefits	0.1	0.8	0.5
Gain/loss on sale of assets	(24.7)	—	—
Worthless stock deduction	—	(15.9)	31.0
Shortfall on employee equity awards	0.2	6.7	—
Escrow adjustments	(0.1)	(17.2)	—
Non-deductible acquisition related costs	0.5	28.0	(0.2)
Other	0.2	(0.6)	0.6

Total	13.4%	69.0%	18.4%

(a)	The effective tax rate for state and local taxes, net of U.S. federal benefit, was lower in 2012 as a result of the treatment of gain/loss on sale of assets, which was primarily related to the disposition of the Sold Patents. Due to the size of the foreign losses relative to pre-tax income, the effective tax rate for state and local taxes, net of U.S. federal benefit, increased in 2011.

The significant components of AOL’s deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2012	2011
Deferred tax assets:
Reserves and allowances	$7.3	$12.5
Equity-based compensation	24.9	$21.2
Tax loss and credit carryforwards	1,815.7	$1,479.8
Intangible assets and goodwill	72.3	$98.7
Other	58.6	$60.3

Subtotal	1,978.8	1,672.5
Less: Valuation allowance	(1,616.6)	(1,160.2)

Total deferred tax assets	362.2	512.3

Deferred tax liabilities:
Capitalized software	(18.1)	(13.6)
Unrealized foreign exchange tax gain	(107.3)	(123.8)
Property and equipment	(37.2)	(57.3)
Other	(16.0)	(8.4)

Total deferred tax liabilities (a)	(178.6)	(203.1)

Net deferred tax assets	$183.6	$309.2

(a)	As of December 31, 2011, $0.2 million of deferred tax liabilities were included in accrued expenses and other current liabilities on the consolidated balance sheet.

AOL had net operating losses from various foreign jurisdictions of $4,175.7 million and $4,187.8 million as of December 31, 2012 and 2011, respectively. Many of these foreign losses are attributable to specific operations and may not be utilized to offset taxable income of other operations of AOL. The expiration period of the foreign net operating losses ranges from 2014 to indefinite.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AOL had $284.0 million and $566.9 million of U.S. federal net operating loss carryforwards as of December 31, 2012 and 2011, respectively. Certain of these federal net operating loss carryforwards are subject to statutory annual use limitations. AOL had approximately $773.5 million and $1,018.0 million of net operating loss carryforwards in various state and local jurisdictions as of December 31, 2012 and 2011, respectively. Certain of these state tax losses are subject to a valuation allowance because they are attributable to specific operations and may not be utilized against taxable income of other operations of AOL. These federal, state and local net operating loss carryforwards will expire between 2013 and 2032.

AOL has a capital loss carryforward of $1,254.6 million as of December 31, 2012, which will begin to expire in 2015, but the majority will expire at the end of 2017. Significant uncertainty exists regarding the future realization of the $497.9 million deferred tax asset related to this capital loss carryforward and as a result, AOL has recorded a full valuation allowance on this deferred tax asset.

AOL has credit carryforwards of $23.4 million as of December 31, 2012, which will expire ranging from 2014 to indefinite. Certain of these credit carryforwards are subject to a valuation allowance.

During the year ended December 31, 2012, AOL increased its valuation allowance by $456.4 million primarily related to capital losses realized on the sale of a U.S. subsidiary.

As of December 31, 2012, the total valuation allowance of $1,616.6 million included $1,102.1 million of deferred tax assets on net operating loss carryforwards and $497.9 million of deferred tax assets on capital loss carryforwards. The total valuation allowance was established based on management’s determination that the deferred tax assets are not more likely than not to be realized. Management believes that the remaining deferred tax assets are more likely than not to be realized based upon consideration of all positive and negative evidence, including AOL’s operating results and forecast of future taxable income, on a jurisdiction by jurisdiction basis.

U.S. federal income taxes are provided on the portion of AOL’s income from certain foreign subsidiaries that is expected to be remitted to the United States. The Company has recorded deferred income taxes and foreign withholding taxes on unremitted earnings from foreign subsidiaries in the amount of $8.2 million and $7.4 million, as of December 31, 2012 and 2011, respectively. For AOL’s other foreign subsidiaries, the Company has not provided for U.S. income and foreign withholding taxes on approximately $11.1 million of certain foreign subsidiaries’ undistributed earnings as of December 31, 2012, because such earnings have been retained and are intended to be indefinitely reinvested outside of the United States. It is not practical to estimate the amount of taxes that would be payable upon remittance of these earnings because such tax, if any, is dependent on circumstances existing if and when remittance occurs.

Accounting for Uncertainty in Income Taxes

Changes in unrecognized tax benefits, excluding the related accrual for interest and penalties, from January 1 to December 31 are set forth below (in millions):

	Years Ended December 31,
	2012	2011	2010
Beginning balance	$151.7	$150.6	$154.7
Increases/(decreases) for current year tax positions	—	1.3	6.1
Increases/(decreases) for prior year tax positions	0.4	(0.2)	(3.0)
Decreases as a result of expiration of statute of limitations	—	—	(7.2)

Total	$152.1	$151.7	$150.6

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

The Company accrues interest and penalties where there is an underpayment of taxes, based on management’s best estimate of the amount ultimately to be paid, in the same period that 1) the interest would begin accruing or 2) the penalties would first be assessed. The Company’s policy on the classification of interest and penalties is to record both as part of income tax expense. Interest expense recorded through the income tax provision (benefit) related to uncertain tax positions was $0.7 million, $0.1 million, and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, the amount of accrued interest in the consolidated balance sheet associated with uncertain tax positions was $1.3 million and $0.6 million, respectively. As of December 31, 2012, $0.2 million of penalties were accrued.

The statute of limitations of certain foreign jurisdictions in which AOL filed separately from Time Warner have not expired and therefore, the periods from 2003 through the current period remain open to examination by the taxing authorities. For the periods following the spin-off, the examination periods in all significant jurisdictions, including U.S., New York, Virginia, Canada, Germany, India, Ireland, Luxembourg and United Kingdom, remain open and subject to examination by the taxing authorities.

The Company’s liabilities for unrecognized tax benefits, which include interest and penalties, were $21.7 million and $0.6 million as of December 31, 2012 and 2011, respectively. The remainder, if recognized, would affect deferred taxes. As of December 31, 2012, the amount of unrecognized tax benefits, net of the federal tax benefit of state tax deductions, which, if recognized, would affect the Company’s effective tax rate, is $144.3 million. A number of years may elapse before an uncertain tax position is finally resolved. It is difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position. The Company reevaluates and adjusts its reserves for income taxes, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position would usually require the use of cash and result in the reduction of the related liability. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The Company does not expect its unrecognized tax benefits to significantly change in the next twelve months.

NOTE 7—STOCKHOLDERS’ EQUITY

AOL is authorized to issue up to 660.0 million shares of all classes of stock, consisting of 60.0 million shares of preferred stock, par value $0.01 per share (“Preferred Stock”), and 600.0 million shares of common stock, par value $0.01 per share. In August 2012, in connection with the Tax Asset Protection Plan discussed further below, AOL filed a Certificate of Designation to its Amended and Restated Certificate of Incorporation creating a series of approximately 0.1 million shares of Preferred Stock designated as Series A Junior

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Participating Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”). The Series A Preferred Stock has the voting and such other rights as provided for in the Certificate of Designation. Rights and privileges associated with shares of Preferred Stock are subject to authorization by the Company’s Board of Directors (the “Board”) and may differ from those of any and all other series at any time outstanding. As of December 31, 2012, there was no Series A Preferred Stock outstanding. All shares of common stock are identical and will entitle the holders thereof to the same rights and privileges.

On January 22, 2010, the Company issued 0.6 million shares of AOL common stock as partial consideration for the acquisition of StudioNow. During 2010, the Company also issued 0.2 million shares of AOL common stock to Polar Capital Group, LLC (“Polar Capital”), in satisfaction of its contractual obligation to return its CEO’s initial investment of approximately $4.5 million in Patch Media Corporation (“Patch”), which arose from the acquisition of Patch on June 10, 2009.

During the first quarter of 2010, the Company adjusted its deferred tax assets and estimated amount payable to Time Warner for income taxes prior to the spin-off from Time Warner and these adjustments resulted in a $27.0 million reduction to APIC.

2011 Stock Repurchase Program

On August 10, 2011, the Company’s Board approved a stock repurchase program, which authorized the Company to repurchase up to $250.0 million of its outstanding shares of common stock from time to time through August 2012. Repurchases were subject to market conditions, share price and other factors. Repurchases were made in accordance with applicable securities laws in the open market or in private transactions and may have included derivative transactions, or pursuant to any trading plan adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. For the year ended December 31, 2012, the Company paid $35.8 million to repurchase 2.1 million shares at a weighted average price of $17.29 per share as part of this program. From the inception of the program through December 31, 2012, the Company repurchased a total of 14.8 million shares at a weighted average price of $14.11 per share as part of this program, for total consideration of $209.4 million. Shares repurchased under the program were recorded as treasury stock on the Company’s consolidated balance sheet. The shares repurchased under this program during the year ended December 31, 2012 were not the result of an accelerated share repurchase agreement and did not result in any derivative transactions. Management has not made a decision on whether shares purchased under this program will be retired or reissued. The Company’s Board re-authorized the purchase of the remaining shares under the stock repurchase program to be purchased as part of the accelerated stock repurchase agreement entered into on August 26, 2012 as defined below.

Dutch Auction Tender Offer

On June 28, 2012, AOL announced a $400.0 million modified Dutch auction tender offer. The tender offer began on the date of the announcement, June 28, 2012, and expired on August 2, 2012. Through the Dutch tender offer, AOL’s shareholders had the opportunity to tender some or all of their shares at a price within the range of $27.00 to $30.00 per share. Upon expiration, approximately 0.3 million shares were tendered through the offer at a final purchase price of $30.00 per share, for a total purchase price of approximately $8.8 million. AOL accounted for the repurchase of these shares as treasury stock on the Company’s consolidated balance sheet during the third quarter of 2012.

Accelerated Stock Repurchase Agreement

On August 26, 2012, the Company entered into a fixed dollar collared accelerated stock repurchase agreement with Barclays Capital Inc. (“Barclays”), as agent for Barclays Bank PLC, effective August 27, 2012

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(the “ASR Agreement”). Under the ASR Agreement, on August 30, 2012, AOL paid $654.1 million from cash on hand to Barclays to repurchase outstanding shares of common stock. The consideration paid to Barclays to repurchase shares included $54.1 million in contemplation of a cash dividend announced by the Company on August 27, 2012 (the “Special Cash Dividend”) and discussed further below, which was calculated as the present value of the special cash dividend with respect to those shares deliverable under the ASR Agreement prior to the ex-dividend date of December 3, 2012. Since the ASR Agreement is indexed to the Company’s stock and the Company has the option to settle in cash or shares at the Company’s discretion, the Company has accounted for shares repurchased under the ASR Agreement within equity in its consolidated balance sheet. As such, the $654.1 million payment to Barclays was initially recorded as a reduction to APIC prior to the shares being delivered. As the shares are delivered by Barclays, AOL transfers an amount equal to the estimated value of the shares delivered from APIC to treasury stock, such that upon completion of the ASR Agreement, the entire $654.1 million will be recorded as treasury stock.

The specific number of shares that AOL ultimately will repurchase under the ASR Agreement will be based on the share price of AOL common stock over a valuation period in accordance with the terms of the ASR Agreement, subject to a floor and cap provision that establishes a minimum and maximum number of repurchased shares, and subject to the agreed adjustment for the value of the special cash dividend. Upon the termination of the hedging period on October 19, 2012, the cap price and the floor price under the ASR Agreement were established at $32.69 and $26.68, respectively. The cap and floor prices establish the expected minimum and maximum shares to be delivered in total upon completion of the ASR Agreement of 18.4 million to 22.5 million shares, respectively. During the year ended December 31, 2012 and to date, Barclays delivered 18.4 million shares to AOL, and in connection with this delivery of shares, AOL reclassified $620.2 million of the $654.1 million paid to Barclays from APIC to treasury stock. On final settlement of the ASR Agreement, AOL may be entitled to receive additional shares of common stock, or if AOL elects, cash, from Barclays, or under certain circumstances specified in the ASR Agreement, AOL may be required to deliver shares or make a cash payment, at its option, to Barclays. In connection with this transaction, Barclays has purchased and is expected to continue to purchase common stock in the open market. The specific number of shares that the Company will ultimately receive under the ASR Agreement will be based on the volume weighted average price of AOL’s shares from October 22, 2012 (the first trading day following the termination of the hedging period) through the completion of the transaction as compared to the established cap and floor prices. Upon delivery of the final shares to AOL, if any, the Company will reclassify the remaining $33.9 million under the ASR Agreement from APIC to treasury stock. The Company currently anticipates that the ASR Agreement will be completed in the second quarter of 2013.

Special Cash Dividend

On August 26, 2012, AOL declared the Special Cash Dividend of $5.15 per share to be paid to shareholders of record at the close of business on December 5, 2012. The total amount of the Special Cash Dividend paid to shareholders on December 14, 2012 was $434.4 million with an offsetting reduction to retained earnings in the Company’s consolidated balance sheet. In connection with the payment of the Special Cash Dividend and in accordance with and pursuant to the Company’s Amended and Restated 2010 Stock Incentive Plan (“2010 SIP”), the Company made an equitable adjustment to outstanding stock options, such that both the fair value and intrinsic value of employee awards immediately following the Special Cash Dividend are essentially unchanged from the fair value and intrinsic value prior to the Special Cash Dividend. This dividend will be treated as a return of capital for tax purposes. In addition to the amount paid on December 14, 2012, individuals who hold restricted stock units (“RSUs”) and performance stock units (“PSUs”) will be paid out dividend equivalents in cash as the respective RSUs and PSUs vest. The Company did not record any incremental compensation expense in connection with the adjustment of stock options or payment of dividend equivalents on RSUs and PSUs given that the adjustments were made pursuant to an existing anti-dilution provision included in the Company’s 2010

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SIP, and the adjustments were made so that the holders of the awards were in the same economic position after the equity restructuring as before. As of December 31, 2012, the estimated liability recorded for dividend equivalents to be paid to holders of RSUs and PSUs, net of estimated forfeitures, was $12.2 million, of which $6.1 million was recorded in accrued expenses and other current liabilities and the remainder was recorded in other long-term liabilities.

Tax Asset Protection Plan

As of December 31, 2012, AOL had significant domestic tax attributes, including both net operating loss deferred tax assets and capital loss carry forward deferred tax assets. Unless otherwise restricted, AOL can utilize these tax attributes in certain circumstances to offset future U.S. taxable income, including in connection with capital gains that may be generated from a potential asset sale. Should a “change of control” be triggered under Section 382 of the Internal Revenue Code of 1986, as amended, the Company may not be able to utilize these tax attributes to offset future U.S. taxable income, or such utilization could be significantly delayed. As a result, during the third quarter of 2012, the Company adopted a Tax Asset Protection Plan (the “TAPP”) that is intended to act as a deterrent to any individual, individual fund or family of funds with common dispositive power acquiring 4.9% or more of the Company’s outstanding shares without the approval of the Company’s Board.

Pursuant to the TAPP, the Company declared a dividend of one right on each outstanding share of common stock held of record as of the close of business on September 7, 2012. One right will also be issued together with each share of common stock issued after September 7, 2012 but before the date the rights are exercisable and, in certain circumstances, after such date. Subject to the terms, provisions and conditions of the TAPP, if the rights become exercisable, each right would initially represent the right to purchase from the Company one ten-thousandth of a share of Series A Preferred Stock for a purchase price of $100. If issued, each fractional share of Series A Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as one share of common stock. However, prior to exercise, a right does not give its holder any rights as a stockholder of the Company, including, without limitation, any dividend, voting or liquidation rights.

The rights will expire on August 27, 2015, or such earlier time as the Company’s Board determines that the Company has no remaining designated tax attributes as of the beginning of a taxable year. The Company intends to submit the TAPP for stockholder approval at its next annual meeting of stockholders. As of December 31, 2012, no event occurred that caused the Company to believe it was appropriate to invoke an action under the TAPP. Thus, the adoption of the TAPP did not have a material impact on the Company’s financial statements as of and for the year ended December 31, 2012.

2013 Stock Repurchase Program

On February 8, 2013, AOL announced that the Company’s Board approved a stock repurchase program, which authorizes AOL to repurchase up to $100.0 million of its outstanding shares of common stock from time to time over the next twelve months. Repurchases are subject to market conditions, share price and other factors. Repurchases will be made in accordance with applicable securities laws in the open market, in block trades, pursuant to pre-arranged trading plans, private transactions, and may include derivative transactions. The repurchase program may be suspended or discontinued at any time and is subject to the terms and conditions of the ASR Agreement.

NOTE 8—EQUITY-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

AOL employees participate in domestic and international defined contribution plans, primarily consisting of AOL’s domestic savings plan. AOL’s contributions to these plans are based on a percentage of the employees’ elected contributions and are subject to plan provisions.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Expenses related to AOL’s contribution to plans amounted to $14.5 million, $13.2 million and $11.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Equity-Based Compensation

AOL Equity Plan

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

Also pursuant to the 2010 SIP, AOL may also grant shares of common stock, RSUs or PSUs to its employees, advisors and non-employee directors, which generally vest ratably over a three to four year period from the date of grant. Holders of restricted stock, RSU and PSU awards are generally entitled to receive regular cash dividends or dividend equivalents, respectively, at the discretion of the Board, if paid by the Company during the period of time that the restricted stock or RSU awards are unvested. Certain of the Company’s PSU awards are subject to quarterly remeasurement of expense with corresponding adjustments to cumulative recognized compensation expense, as the service inception date precedes the grant date for these awards.

The Company is authorized to grant equity awards to employees, advisors and non-employee directors covering an aggregate of 24.6 million shares of AOL common stock under the 2010 SIP. Shares that are subject to Restricted Stock Awards or Other Stock-Based Awards (as such terms are defined in the 2010 SIP) shall be counted against the share authorization limit and the per participant limit as 1.61 shares for every share granted. Amounts available for issuance pursuant to grants under the 2010 SIP will change over time based on such activities as the conversion of equity awards into common stock, the forfeiture of equity awards and the cancellation of equity awards, among other activities.

Upon the (i) exercise of a stock option award, (ii) vesting of a RSU or (iii) grant of restricted stock, shares of AOL common stock are issued from authorized but unissued shares or from treasury stock.

AOL Employee Stock Purchase Plan

Pursuant to the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”), eligible employees who elect to participate are granted the opportunity to purchase AOL’s common stock at a discount. Eligible employees voluntarily elect whether or not to enroll in the ESPP. There are two offering periods each calendar year, one commencing May 16 of the calendar year and ending on November 15 of the same calendar year, and the other commencing on November 16 of the same calendar year and ending on May 15 of the following calendar year. The first offering period under the ESPP commenced on November 16, 2012. An employee may cancel his or her enrollment at any time, subject to the ESPP rules. Employees contribute to the ESPP through payroll deductions. Participating employees may contribute not less than 1% and up to 15% of their eligible compensation through after-tax payroll deductions. After an offering period has begun, an employee may decrease, but not increase, his or her contribution percentage, subject to the ESPP rules.

On the last business day of each offering period, each participating employee’s payroll deductions are used to purchase shares for the employee. The purchase price for the shares so purchased will be the lower of (i) 85%

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

of the fair market value of the Company’s common stock on the first day of the offering period, or (ii) 85% of the fair market value of the Company’s common stock on the last day of the offering period. During any single year, no employee may purchase more than $25,000 worth of shares under the ESPP (based on market value on the applicable enrollment date(s)) pro-rated equally to each offering period. The Company has accounted for the ESPP as compensatory given the presence of a look-back feature, a 15% stock purchase discount from market price which is significant and incremental, and the fact that plan terms are not available to all common stock holders.

A maximum of 9.4 million shares is available for issuance pursuant to the ESPP. Shares issued under the ESPP may be unissued shares, treasury shares or shares bought in the market. In the event there is any change in the shares of the Company through the declaration of stock dividends or a stock split-up, or through recapitalization resulting in share split-ups, or combinations or exchanges of shares, or otherwise, the Compensation Committee will make appropriate adjustments in the number of shares available for purchase under the ESPP, and the purchase price and the number of shares subject to any purchase rights which have not yet been exercised, and will take any further action that it determines in its discretion may be necessary or appropriate.

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

Equity-Based Compensation Expense

Compensation expense recognized by AOL related to its equity-based compensation plans is as follows (in millions):

	Years Ended December 31,
	2012	2011	2010
Stock options	$17.7	$21.0	$17.0
RSUs and performance stock units (PSUs)	21.6	21.5	19.1
ESPP	0.2	—	—

Total equity-based compensation expense	$39.5	$42.5	$36.1

Tax benefit recognized	$15.5	$16.7	$14.4

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AOL Stock Options

The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value AOL stock options at their grant date:

	Year Ended December 31,
	2012	2011	2010
Expected volatility	39.0%	38.8%	39.9%
Expected term to exercise from grant date	5.10 years	5.52 years	5.38 years
Risk-free rate	1.1%	2.1%	2.5%
Expected dividend yield	0.0%	0.0%	0.0%

Because AOL’s common stock has a limited trading history, the volatility assumption was determined for 2012 and 2011 awards based on a blend of AOL’s implied volatility and the historical and implied volatilities of a comparable peer group of publicly traded companies. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on the historical exercise experience of AOL employees that held similar options to acquire Time Warner common stock. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. As the Company does not currently intend to pay dividends, the expected dividend yield is zero for all AOL equity awards granted.

The following table summarizes information about AOL stock options that were outstanding at December 31, 2012:

Options	Number of Options (in millions)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	3.7	$21.85	9.9 years	$1,549
Exercised	—
Granted	2.9	$23.85
Forfeited	(0.4)	$23.33

Outstanding at December 31, 2010	6.2	$22.69	9.1 years	$7,871

Converted (a)	0.7	$2.92
Exercised	(0.1)	$2.93		$1,912
Granted	3.2	$20.41
Forfeited	(1.3)	$19.85
Expired	(0.1)	$23.34

Outstanding at December 31, 2011	8.6	$20.75	8.1 years	$6,548

Exercised	(1.8)	$19.65		$19,276
Granted	2.1	$23.01
Special dividend equitable adjustment(b)	1.1
Forfeited	(1.3)	$20.58
Expired	(0.3)	$24.29

Outstanding at December 31, 2012	8.4	$18.59	7.8 years	$93,009

Exercisable at December 31, 2010	1.7	$20.25	8.8 years	$5,940

Exercisable at December 31, 2011	3.7	$21.50	7.2 years	$2,727

Exercisable at December 31, 2012	4.2	$18.47	7.0 years	$46,631

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(a)	Represents The Huffington Post options converted at the time of acquisition.
(b)	Represents a one-time equitable adjustment to holders of outstanding stock options as of November 30, 2012, in consideration for the decrease in value of options due to the $5.15 one-time special dividend that option holders were not entitled to receive.

As of December 31, 2012, 9.7 million shares of AOL common stock were available for future grants of stock options. As of December 31, 2012, there was $23.4 million of unrecognized compensation cost related to outstanding employee stock options expected to vest. The Company expects to recognize this amount over a weighted-average period of 2.3 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation expense related to these awards will be different from the Company’s expectations.

The weighted-average grant date fair value of an AOL stock option granted during the years ended December 31, 2012, 2011 and 2010 was $6.93, $7.77 and $9.41, respectively.

AOL Restricted Stock Units and Performance Stock Units

The following table summarizes information about unvested AOL RSUs and PSUs at December 31, 2012:

	Number of RSUs and PSUs (in millions)	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2009	3.2	$23.29
Vested	(0.4)	$23.38
Granted	1.2	$23.92
Forfeited	(0.7)	$23.45

Unvested at December 31, 2010	3.3	$23.54

Vested	(1.2)	$23.49
Granted	1.8	$19.81
Forfeited	(1.1)	$22.74

Unvested at December 31, 2011	2.8	$21.47

Vested	(0.7)	$23.53
Granted	1.4	$27.93
Forfeited	(0.7)	$20.76

Unvested at December 31, 2012	2.8	$24.44

At December 31, 2012, the intrinsic value of unvested AOL RSUs and PSUs was $83.5 million. As of December 31, 2012, there was $43.7 million of unrecognized compensation cost related to outstanding RSUs and PSUs expected to vest. The Company expects to recognize this amount over a weighted-average period of 2.1 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation expense related to these awards will be different from the Company’s expectations. Total fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 was $15.5 million, $24.7 million and $8.5 million, respectively

NOTE 9—RESTRUCTURING COSTS

2012 Restructuring Costs

In connection with the Company’s restructuring initiatives, the Company incurred $10.1 million in restructuring costs for the year ended December 31, 2012 related to organizational changes made in an effort to improve its ability to execute its strategy. These restructuring costs were primarily related to involuntary employee terminations.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of AOL’s restructuring activity for the years ended December 31, 2012, 2011 and 2010 is as follows (in millions):

	Employee Terminations	Other Exit Costs	Total
Liability at December 31, 2009	$108.1	$28.3	$136.4
2010 restructuring expense	18.8	15.0	33.8
Foreign currency translation and other adjustments	(6.1)	1.2	(4.9)
Cash paid	(102.8)	(26.3)	(129.1)

Liability at December 31, 2010	18.0	18.2	36.2
2011 restructuring expense	37.2	1.1	38.3
Foreign currency translation and other adjustments	(1.1)	(0.5)	(1.6)
Cash paid	(48.5)	(11.7)	(60.2)

Liability at December 31, 2011	5.6	7.1	12.7
2012 restructuring expense	9.0	1.1	10.1
Foreign currency translation and other adjustments	0.8	0.2	1.0
Cash paid	(14.0)	(5.8)	(19.8)

Liability at December 31, 2012	$1.4	$2.6	$4.0

At December 31, 2012, of the remaining liability of $4.0 million, $3.3 million was classified as a current liability within accrued expenses and other current liabilities, with the remaining $0.7 million classified as a long-term liability in the consolidated balance sheet. Amounts classified as long-term are expected to be paid through 2016.

NOTE 10— COMMITMENTS AND CONTINGENCIES

Commitments

AOL’s total rent expense of continuing operations amounted to $35.2 million, $39.6 million and $34.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company has long-term lease

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

commitments for office space in various locations around the world, a number of which have renewal options at market rates to be determined prior to the renewal option being exercised. In addition, certain leases have rent escalation clauses with either fixed scheduled rent increases or rent increases based on the Consumer Price Index. The minimum rental commitments under long-term operating leases during the next five years and thereafter are as follows (in millions):

	Gross operating lease commitments	Sublease income	Net operating lease commitments
2013	$47.0	$7.6	$39.4
2014	44.4	4.9	39.5
2015	39.1	3.8	35.3
2016	34.5	4.0	30.5
2017	28.2	1.9	26.3
Thereafter	102.5	—	102.5

Total (a)	$295.7	$22.2	$273.5

(a)	Included in the above table are approximately $181.3 million of payments associated with the lease of the Company’s corporate headquarters in New York. AOL has leased its corporate headquarters for an initial lease term that ends in February 2023, with the option to extend the lease for an additional five years. Monthly rental payments to the landlord under this lease escalate by 7% after the end of the fifth year and tenth year of the lease term. Included in the above table are approximately $45.1 million of payments associated with a leased building in California. AOL has leased this space for an initial lease term that ends in June 2017 with no renewal options. Rent was abated for the first nine months of the lease term, with partial rent abatement for an additional three months. Only operating expenses were paid during the rent abatement period. Also included in the above table are payments for ongoing leases associated with AOL’s restructuring activities. AOL has recorded a liability on the balance sheet of $2.6 million related to these payments.

AOL has commitments under certain royalty, software licensing, TAC, deferred compensation and other agreements aggregating approximately $105.6 million at December 31, 2012, which are payable principally over a three-year period, as follows (in millions):

2013	$71.5
2014-2015	33.2
2016-2017	0.6
Thereafter	0.3

Total	$105.6

The Company also has certain contractual arrangements that would require it to make payments or provide funding if certain circumstances occur (“contingent commitments”). At December 31, 2012, these arrangements related primarily to letters of credit and totaled $11.8 million. The Company does not expect that these contingent commitments will result in any material amounts being paid by the Company in the foreseeable future.

Contingencies

During the second quarter of 2012, the Company paid $13.5 million to settle a sales tax matter with the Virginia Department of Taxation covering the period from February 1995 through December 2011. In connection with the resolution of this matter, the Company recorded incremental sales and use tax expense within general and administrative expense of $9.6 million for the year ended December 31, 2012.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In addition to the matter described above, AOL is a party to a variety of claims, suits and proceedings that arise in the normal course of business, including actions with respect to intellectual property claims, tax matters, labor and unemployment claims, commercial claims, claims related to the Company’s business model for content creation and other matters. The Company reached various settlements on certain intellectual property and other legal matters during the year ended December 31, 2012. Collectively, the amounts incurred and paid related to these matters were not material to the Company’s financial statements.

With respect to tax matters, AOL has received tax assessments in certain states related to sales and use taxes on its business operations. AOL has appealed these tax assessments and plans to vigorously contest these matters. In addition, AOL has received assessments in certain foreign countries related to income tax and transfer pricing, and plans to vigorously contest these matters as well. In certain instances, the Company was required to pay a portion of the tax assessment in order to proceed with the dispute of the assessment. In February 2013, we received notice that the Attorney General for the State of Florida is investigating a number of advertising companies, including Advertising.com, regarding the placement of allegedly deceptive third-party advertising on their online advertising networks. We are cooperating with the investigation and have responded to initial information requests. While the results of such claims, suits, proceedings and investigations cannot be predicted with certainty, management does not believe that, based on current knowledge and the likely timing of resolution of the various matters, any additional reasonably possible potential losses above the amount accrued for such matters would be material to the Company’s financial statements. Regardless of the outcome, legal proceedings can have an adverse effect on us because of defense costs, diversion of management resources and other factors.

NOTE 11—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of (in millions):

	December 31,
	2012	2011
TAC	$46.4	$43.6
Costs of revenues (excluding TAC)	42.4	43.6
Taxes	17.6	23.5
General and administrative costs	25.8	20.7
Restructuring liabilities	3.3	11.6
Rent and facilities expense	8.2	8.6
Network and related costs	5.5	8.0
Member support services	4.6	4.0
Other accrued expenses	21.5	8.0

Total accrued expenses and other liabilities	$175.3	$171.6

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

At the time of closing, Timothy M. Armstrong, AOL’s Chairman and Chief Executive Officer, held, indirectly, through Polar Capital (a private investment company which he founded), economic interests in Patch that entitled him to receive approximately 75% of the transaction consideration. Mr. Armstrong’s original investment in Patch, made in December 2007 through Polar Capital, was approximately $4.5 million. In

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

connection with the transaction, Mr. Armstrong, through Polar Capital, waived his right to receive any transaction consideration in excess of his original $4.5 million investment, opting to accept only the return of his initial investment in AOL common stock. In addition, Mr. Armstrong elected to return the $4.5 million (approximately $450,000 of which was held in the indemnity escrow account for a year) that he was entitled to receive in connection with the transaction to AOL, to be held by AOL until after the Company’s spin-off from Time Warner in exchange for the subsequent issuance of AOL common stock. In exchange for the $4.5 million he was entitled to receive, during 2010, AOL issued to Polar Capital 194,857 shares of AOL common stock.

Transactions with Time Warner

In connection with the spin-off from Time Warner in 2009, AOL entered into a separation agreement and several other related agreements which govern the ongoing relationship between the two companies. As part of these agreements, the Company entered into a Second Tax Matters Agreement with Time Warner that governs the respective rights, responsibilities and obligations of Time Warner and AOL after the spin-off with respect to all tax matters. The Company does not consider Time Warner to be a related party subsequent to the spin-off.

NOTE 13—SEGMENT INFORMATION

During the fourth quarter of 2012, the CODM function was comprised of the Company’s chief executive officer and chief operating officer. Effective in the fourth quarter of 2012, the Company made changes to its operating structure as a result of changes in how the CODM function views the business. Accordingly, the Company determined it no longer operates in a single segment. Prior to the fourth quarter of 2012, AOL reported as a single operating and reportable segment. The Company has revised its financial information and disclosures for prior periods to reflect the segment disclosures as if the current operating structure had been in effect throughout all periods presented.

The Company’s segments are determined based on the products and services it provides and how the CODM evaluates the business. The Company has the following operating segments:

•

Brand Group, which consists of AOL’s portfolio of distinct and unique content as well as certain service brands. The results for this segment include advertising offerings on a number of owned and operated sites, such as AOL.com, the Huffington Post, TechCrunch and MapQuest.

•

Membership Group, which consists of offerings that serve AOL’s registered account holders, both free and paid, and are focused on delivering world-class experiences to AOL’s loyal users who rely on these AOL products and properties every day. The results for this segment include AOL’s subscription offerings and advertising offerings on Membership Group properties, including communications products such as AOL Mail and AIM, as well as from performance compensation for marketing third party products and services.

•

AOL Networks, which consists of AOL’s offerings to publishers and advertisers utilizing AOL’s Third Party Network as well as AOL Properties inventory sold by AOL Networks. The results for this segment include Advertising.com, ADTECH, sponsored listings, Pictela, goviral and AOL On.

•	Patch, which is a community-specific news and information platform dedicated to providing comprehensive and trusted local coverage for individual towns and communities.

Both Patch and the Brand Group have similar characteristics in that both segments are focused on providing high quality content to internet users by creating original content, aggregating third party content and encouraging user content, and the primary source of revenue for both segments is online display and search

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

advertising presented along with the content. The Company believes that these segments perform very similar functions and that the business activities and economic environments (including long-term margins and sales trends) for these segments are similar as well. As a result, Patch and the Brand Group are aggregated into one reportable segment referred to herein as the Brand Group.

In addition to the above reportable segments, the Company has a corporate and other category that includes activities that are not directly attributable or allocable to a specific segment. This category primarily consists of costs associated with broad corporate functions including legal, human resources, marketing, finance and accounting, and activities not directly attributable to a segment such as AOL Ventures and other general business costs. In 2010, this category includes the results of operations for product lines the Company disposed of in 2010 (Bebo and ICQ).

AOL Networks sells advertising to third parties that is displayed on web properties managed within the Membership and Brand Groups. The revenues associated with these transactions are included in the revenues from external customers for AOL Networks. An intersegment TAC expense is included in the expenses recorded for AOL Networks, with a corresponding amount of intersegment revenues included in the respective segment results for the Membership and Brand Groups. The intersegment revenues and TAC expense are determined based on similar transactions that AOL Networks has with large third-party publishers.

The CODM function uses Adjusted OIBDA to evaluate the performance of the segments and allocate resources. Management considers Adjusted OIBDA to be the appropriate metric to evaluate and compare the ongoing operating performance of the Company’s business on a consistent basis across reporting periods, as it eliminates the effect of noncash items which the Company does not believe are indicative of its core operating performance. This measure of profit or loss is considered to be a non-GAAP measure, and may be different than similarly-titled non-GAAP financial measures used by other companies.

The Company views Adjusted OIBDA as the segment measure of profit or loss that is most useful to investors since it is indicative of a segment’s performance and is representative of the method management uses to evaluate performance and make decisions about allocating resources. The Company defines Adjusted OIBDA as operating income before depreciation and amortization excluding the impact of restructuring costs, non-cash equity-based compensation, gains and losses on all disposals of assets, non-cash asset impairments and special items that management does not believe are indicative of the Company’s core operating performance. Segment Adjusted OIBDA includes revenue from external customers and intersegment revenues, costs and expenses directly attributable to the segment and allocations of shared corporate and technology costs which are determined to be directly related to a particular segment.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the years 2012, 2011 and 2010 is as follows (in millions):

	Brand Group	Membership Group	AOL Networks	Corporate and Other	Consolidated Total
2012:
Revenues from external customers
Advertising	$661.7	$162.7	$593.9	$0.2	$1,418.5
Subscription	—	705.3	—	—	705.3
Other	15.2	14.1	37.3	1.3	67.9
Revenues from transactions with other segments	53.3	32.5	12.9	(98.7)	—

Total revenue	$730.2	$914.6	$644.1	$(97.2)	$2,191.7

Adjusted OIBDA	$(32.8)	$632.9	$7.3	$(194.8)	$412.6
2011:
Revenues from external customers
Advertising	$689.6	$174.1	$449.8	$0.7	$1,314.2
Subscription	—	803.2	—	—	803.2
Other	16.8	29.3	32.3	6.3	84.7
Revenues from transactions with other segments	26.2	28.9	9.1	(64.2)	—

Total revenue	$732.6	$1,035.5	$491.2	$(57.2)	$2,202.1

Adjusted OIBDA	$(48.4)	$711.9	$(39.5)	$(215.3)	$408.7
2010:
Revenues from external customers
Advertising	$687.3	$174.2	$394.5	$28.1	$1,284.1
Subscription	—	1,023.6	—	—	1,023.6
Other	17.7	52.0	26.7	12.6	109.0
Revenues from transactions with other segments	22.1	28.3	6.0	(56.4)	—

Total revenue	$727.1	$1,278.1	$427.2	$(15.7)	$2,416.7

Adjusted OIBDA	$53.5	$955.6	$(26.9)	$(234.8)	$747.4

The following table presents the Company’s reconciliation of Adjusted OIBDA to operating income (loss) (in millions):

	Years Ended December 31,
	2012	2011	2010
Operating income (loss)	$1,201.9	$45.8	$(982.6)
Add: Depreciation	138.7	160.9	196.3
Add: Amortization of intangible assets	38.2	92.0	145.3
Add: Restructuring costs	10.1	38.3	33.8
Add: Equity-based compensation	39.5	42.5	36.1
Add: Asset impairments and write-offs	6.1	7.6	1,426.5
Add: Losses/(gains) on disposal of assets, net	(964.2)	0.4	(108.0)
Add: Special items	(57.7)	21.2	—

Adjusted OIBDA	$412.6	$408.7	$747.4

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Special items for the year ended December 31, 2012 include patent licensing income of $96.0 million and costs related to the patent sale of $15.7 million, as well as proxy contest costs of $8.9 million, the Virginia tax settlement of $7.6 million and acquisition-related costs of $5.1 million. Special items for the year ended December 31, 2011 include acquisition-related costs of $12.0 million and $8.5 million of legal settlement expenses.

Due to the nature of the Company’s operations, a majority of its assets are utilized by multiple products and services within all segments. In addition, segment assets are not reported to, or used by, the CODM function to allocate resources or assess performance of the Company’s segments. Accordingly, the Company has not disclosed asset information by segment.

Information about Geographical Areas

The following table presents revenues in different geographical locations (in millions):

	Years Ended December 31, (a)
	2012	2011	2010
United States	$1,959.2	$2,001.4	$2,193.3
United Kingdom	97.8	98.8	102.4
Germany	33.4	40.0	43.3
Canada	40.2	37.7	36.5
Japan	34.6	1.5	—
Other international	26.5	22.7	41.2

Total international	232.5	200.7	223.4

Total	$2,191.7	$2,202.1	$2,416.7

(a)	Revenues are attributed to countries based on the location of customers.

Net property and equipment located outside the United States, which represent 3% of total assets, are not material.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 —SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2012
Revenues:
Advertising	$330.1	$337.8	$340.0	$410.6
Subscription	182.1	175.5	173.5	174.2
Other	17.2	17.8	18.2	14.7

Total revenues	529.4	531.1	531.7	599.5
Costs of revenues	384.6	396.2	382.3	424.1
Operating income (a)	31.4	1,059.2	43.1	68.2
Net income	21.0	970.6	20.7	35.4

Net income attributable to AOL Inc.	$21.1	$970.8	$20.8	$35.7

Per share information attributable to AOL Inc. common stockholders: (c)
Basic net income per common share	$0.22	$10.37	$0.22	$0.43
Diluted net income per common share	$0.22	$10.17	$0.22	$0.41

	March 31,	June 30,	September 30,	December 31,
2011
Revenues:
Advertising	$313.7	$319.0	$317.7	$363.8
Subscription	215.4	201.3	191.9	194.6
Other	22.3	21.9	22.1	18.4

Total revenues	551.4	542.2	531.7	576.8
Costs of revenues	388.9	403.4	397.9	394.2
Operating income (loss) (b)	(11.8)	(5.8)	8.6	54.8
Net income (loss)	4.7	(11.8)	(2.6)	22.8

Net income (loss) attributable to AOL Inc.	$4.7	$(11.8)	$(2.6)	$22.8

Per share information attributable to AOL Inc. common stockholders:
Basic net income (loss) per common share	$0.04	$(0.11)	$(0.02)	$0.23
Diluted net income (loss) per common share	$0.04	$(0.11)	$(0.02)	$0.23

(a)	Operating income for the year ended December 31, 2012 includes the gain of $946.5 million (net of transaction costs) on the disposition of the Sold Patents and income of $96.0 million from licensing of intellectual property both related to the second quarter of 2012.
(b)	Operating loss for the quarter ended March 31, 2011 includes restructuring costs of $27.8 million mainly as a result of the Company’s acquisition of The Huffington Post and costs incurred as a result of the reassessment of its operations in India.
(c)	For the year ended December 31, 2012, the sum of the Company’s quarterly earnings per share does not equal its annual earnings per share due to timing impacts of the patent transaction and the repurchases of common stock on net income and quarterly and annual weighted-average shares outstanding, respectively.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15—SUBSEQUENT EVENTS

Arthur Minson, Executive Vice President and Chief Operating Officer, has stepped down from his position effective February 26, 2013. Mr. Minson will remain with the Company for a transition period. The Company currently expects to record an immaterial charge during the first quarter of 2013 in connection with Mr. Minson’s departure.

The Company has appointed Susan Lyne as its new Executive Vice President and Chief Executive Officer of its Brand Group effective February 27, 2013. In addition, Ms. Lyne notified the Company of her decision to resign from the Board of Directors of the Company effective immediately following the commencement of her employment.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information we are required to disclose in our financial reports is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to senior management, as appropriate, to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as amended. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012, at a reasonable assurance level.

Changes to Internal Control Over Financial Reporting

We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended December 31, 2012 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by the Board, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, using the criteria established in Internal Control—Integrated Framework issued by COSO. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2012, as stated in their report included in Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of AOL Inc.

We have audited AOL Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AOL Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, AOL Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AOL Inc. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2012 of AOL Inc. and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 28, 2013

ITEM 9B.	OTHER INFORMATION

None.

AOL Inc.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2013 Annual Meeting of Stockholders.

We have adopted a Code of Ethics for Our Senior Executive and Senior Financial Officers. A copy of the Code is publicly available on our website at http://corp.aol.com/. Amendments to the Code or any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will also be disclosed on our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated by reference to our Proxy Statement to be filed in connection with the 2013 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is hereby incorporated by reference to our Proxy Statement to be filed in connection with the 2013 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is hereby incorporated by reference to our Proxy Statement to be filed in connection with the 2013 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item is hereby incorporated by reference to our Proxy Statement to be filed in connection with the 2013 Annual Meeting of Stockholders.

AOL Inc.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The Financial Statements listed in the Index to Consolidated Financial Statements and Supplementary Data, filed as part of this Annual Report.

(a)(2) Financial Statement Schedules

All financial statement schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

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

AOL INC.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2013.

AOL INC.

By	/s/ Karen Dykstra
Name:	Karen Dykstra
Title:	Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy M. Armstrong and Karen Dykstra, jointly and severally, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy M. Armstrong	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2013
Timothy M. Armstrong

/s/ Karen Dykstra	Chief Financial Officer (Principal Financial Officer)	February 28, 2013
Karen Dykstra

/s/ Matthew Kelpy	Controller and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2013
Matthew Kelpy

/s/ Richard L. Dalzell	Director	February 28, 2013
Richard L. Dalzell

/s/ Alberto Ibargüen	Director	February 28, 2013
Alberto Ibargüen

AOL INC.

SIGNATURES

Signature	Title	Date

/s/ Hugh F. Johnston	Director	February 28, 2013
Hugh F. Johnston

/s/ Dawn G. Lepore	Director	February 28, 2013
Dawn G. Lepore

/s/ Patricia E. Mitchell	Director	February 28, 2013
Patricia E. Mitchell

/s/ Fredric G. Reynolds	Director	February 28, 2013
Fredric G. Reynolds

/s/ James R. Stengel	Director	February 28, 2013
James R. Stengel

AOL INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

2.1	Separation and Distribution Agreement between AOL Inc. and Time Warner Inc., dated November 16, 2009.		Amend. 5 to Form 10	2.1	11/16/09

2.2	Securities Purchase Agreement between AOL Inc. and Digital Sky Technologies Limited dated April 28, 2010.		10-Q	2.1	8/4/10

2.4	Agreement and Plan of Merger By and Among AOL Inc., Headline Acquisition Corporation, TheHuffingtonPost.com, Inc. and Shareholder Representative Services LLC, as the Security Holders’ Agent dated as of February 6, 2011.		10-Q	2.1	5/4/11

2.5	Side Letter between TheHuffingtonPost.com, Inc. and AOL Inc. dated March 4, 2011.		10-Q	2.2	5/4/11

3.1	Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on December 9, 2009.		8-K	3.1	12/11/09

3.2	Amended and Restated By-laws of the Registrant.		8-K	3.2	12/11/09

3.3	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on August 27, 2012.		10-Q	3.1	11/6/12

4.1	Specimen Common Stock Certificate of Registration.		8-K	4.1	12/11/09

4.2	Tax Asset Protection Plan, dated as of August 27, 2012 between AOL Inc. and Computershare Trust Company, N.A., as Rights Agent, which includes as Exhibit B the Form of Rights Certificate.		8-K	4.1	8/27/12

10.1*	Share Repurchase Transaction Letter Agreement (“ASR Agreement”), dated August 26, 2012 and effective August 27, 2012, between AOL Inc. and Barclays Bank PLC, through its agent Barclays Capital Inc.		10-Q	10.1	11/6/12

10.2*	Amendment to ASR Agreement dated August 31, 2012, between AOL Inc. and Barclays Bank PLC, through its agent Barclays Capital Inc.		10-Q	10.2	11/6/12

10.3	Second Tax Matters Agreement between AOL Inc. and Time Warner Inc., dated November 16, 2009.		Amend. 5 to Form 10	10.2	11/16/09

10.4	Employee Matters Agreement by and among AOL Inc., AOL LLC and Time Warner Inc., dated November 16, 2009.		Amend. 5 to Form 10	10.3	11/16/09

10.5	Employee Matters Assignment and Assumption Agreement by and among AOL Inc., AOL LLC and Time Warner Inc., dated December 3, 2009.		10-K	10.7	3/2/10

10.6**	Form of Non-Qualified Stock Option Agreement.		8-K	10.5	12/22/09

AOL INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

10.7**	Form of Non-Qualified Stock Option Agreement (Version 2), effective December 9, 2010.		10-K	10.9	2/25/11

10.8**	Form of Non-Qualified Stock Option Agreement (Version 3).		10-Q	10.5	5/9/12

10.9**	Form of Notice of Grant of Non-Qualified Stock Option.		10-Q	10.9	5/9/12

10.10**	Form of Performance Stock Option Agreement.		10-Q	10.3	5/9/12

10.11**	Form of Notice of Grant of Performance Stock Option.		10-Q	10.6	5/9/12

10.12**	Form of Performance Share Award Agreement.		10-Q	10.4	5/9/12

10.13**	Form of Notice of Grant of Performance Share Award (Revenue).		10-Q	10.7	5/9/12

10.14**	Form of Notice of Grant of Performance Share Award (Relative TSR).		10-Q	10.8	5/9/12

10.15**	Form of Restricted Stock Units Agreement.		8-K	10.6	12/22/09

10.16**	Form of Restricted Stock Units Agreement (Version 2), effective December 9, 2010 .		10-K	10.11	2/25/11

10.17**	Amended and Restated AOL Inc. 2010 Stock Incentive Plan.		DEFC14A	Annex A	4/20/12

10.18**	Amended and Restated Annual Incentive Plan for Executive Officers.		DEF14A	Annex B	3/16/10

10.19**	AOL Inc. 2012 Employee Stock Purchase Plan.		DEFC14A	Annex B	4/20/12

10.20**	TheHuffingtonPost.com, Inc. Long-Term Incentive Plan, as amended as of February 28, 2011.		S-8	4.4	3/7/11

10.21**	Form of AOL Inc. 2012 Annual Bonus Plan.		10-Q	10.6	11/6/12

10.22**	2011 Directors’ Deferred Compensation Plan.		8-K	10.1	5/27/11

10.23**	Form of Non-Qualified Stock Option Agreement between AOL Inc. and Timothy Armstrong, dated December 9, 2009.		10-K	10.36	3/2/10

10.24**	Form of Non-Qualified Stock Option Agreement between AOL Inc. and Timothy Armstrong, dated December 31, 2009.		8-K	10.2	12/22/09

10.25**	Form of Non-Qualified Stock Option Agreement between AOL Inc. and Timothy Armstrong, dated January 4, 2010.		8-K	10.3	12/22/09

10.26**	Form of Restricted Stock Units Agreement between AOL Inc. and Timothy Armstrong, dated January 4, 2010.		8-K	10.4	12/22/09

10.27**	Employment Agreement between AOL Inc. and Timothy M. Armstrong, dated March 28, 2012.		10-Q	10.1	5/9/12

AOL INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

10.28**	Executive Employment Agreement, dated September 10, 2012 and effective September 7, 2012, between AOL Inc. and Arthur Minson.		10-Q	10.4	11/6/12

10.29**	Executive Employment Agreement, dated September 19, 2012, between AOL Inc. and Karen E. Dykstra.		10-Q	10.5	11/6/12

10.30**	Executive Employment Agreement between Curtis Brown and AOL Inc. entered into as of May 9, 2012.		10-Q	10.4	8/1/12

10.31**	Executive Employment Agreement between AOL Inc. and Julie Jacobs, dated June 11, 2010.		10-K	10.23	2/25/11

10.32**	Amendment to Employment Agreement with Julie Jacobs, dated as of March 30, 2011.		10-Q	10.1	5/4/11

10.33**	Second Amendment to the Employment Agreement of Julie Jacobs dated December 13, 2011.		10-K	10.26	2/24/12

10.34**	Third Amendment to the Employment Agreement of Julie Jacobs dated December 18, 2012.	X

10.35**	Employment Agreement between AOL Inc. and John Reid-Dodick, dated December 1, 2011.		10-Q	10.2	5/9/12

10.36**	First Amendment to the Executive Employment Agreement of John Reid-Dodick, dated as of July 17, 2012, between AOL Inc. and John Reid-Dodick.		10-Q	10.3	11/6/12

10.37*	Stock and Asset Purchase Agreement, by and between AOL Inc. and Microsoft Corporation, dated as of April 5, 2012.		10-Q	10.1	8/1/12

10.38*	Intellectual Property Matters Agreement, between AOL Inc. and Microsoft Corporation, dated as of June 15, 2012.		10-Q	10.2	8/1/12

10.39*	Amended and Restated Interactive Marketing Agreement between AOL LLC and Google Inc., dated October 1, 2003 (the “IMA”).		Amend. 3 to Form 10	10.22	11/6/09

10.40*	First Amendment to the IMA, dated December 15, 2003.		Amend. 3 to Form 10	10.23	11/6/09

10.41*	Second Amendment to the IMA, dated March 30, 2004.		Amend. 3 to Form 10	10.24	11/6/09

10.42*	Addendum One to the Second Amendment to the IMA, dated October 5, 2004.		Amend. 3 to Form 10	10.25	11/6/09

10.43*	Third Amendment to the IMA, dated April 7, 2004.		Amend. 3 to Form 10	10.26	11/6/09

10.44*	Fourth Amendment to the IMA, dated June 1, 2004.		Amend. 3 to Form 10	10.27	11/6/09

10.45*	Fifth Amendment to the IMA, dated June 14, 2004.		Amend. 3 to Form 10	10.28	11/6/09

AOL INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

10.46*	Sixth Amendment to the IMA, dated December 17, 2004.		Amend. 3 to Form 10	10.29	11/6/09

10.47*	Seventh Amendment to the IMA, dated March 28, 2005.		Amend. 3 to Form 10	10.30	11/6/09

10.48*	Eighth Amendment to the IMA, dated April 28, 2005.		Amend. 3 to Form 10	10.31	11/6/09

10.49*	Ninth Amendment to the IMA, dated December 15, 2005.		Amend. 3 to Form 10	10.32	11/6/09

10.50*	Tenth Amendment to the IMA, dated March 24, 2006.		Amend. 3 to Form 10	10.33	11/6/09

10.51	Eleventh Amendment to the IMA, dated September 28, 2006.		Amend. 1 to Form 10	10.34	9/16/09

10.52*	Twelfth Amendment to the IMA, dated December 15, 2006.		Amend. 3 to Form 10	10.35	11/6/09

10.53*	Thirteenth Amendment to the IMA, dated January 12, 2007.		Amend. 3 to Form 10	10.36	11/6/09

10.54*	Fourteenth Amendment to the IMA, dated February 16, 2007.		Amend. 3 to Form 10	10.37	11/6/09

10.55*	Fifteenth Amendment to the IMA, dated March 2, 2007.		Amend. 3 to Form 10	10.38	11/6/09

10.56*	Sixteenth Amendment to the IMA, dated September 24, 2007.		Amend. 3 to Form 10	10.39	11/6/09

10.57*	Seventeenth Amendment to the IMA, dated February 29, 2008.		Amend. 3 to Form 10	10.40	11/6/09

10.58	Eighteenth Amendment to the IMA, dated March 31, 2008.		Amend. 1 to Form 10	10.41	9/16/09

10.59*	Nineteenth Amendment to the IMA, dated April 30, 2008.		Amend. 3 to Form 10	10.42	11/6/09

10.60	Twentieth Amendment to the IMA, dated October 1, 2008.		Amend. 1 to Form 10	10.43	9/16/09

10.61*	Twenty-First Amendment to the IMA, dated November 1, 2008.		Amend. 3 to Form 10	10.44	11/6/09

10.62*	Twenty-Second Amendment to the IMA, dated March 13, 2009.		Amend. 3 to Form 10	10.45	11/6/09

10.63*	Twenty-Third Amendment to the IMA, dated December 4 2009.		10-K	10.70	3/2/10

10.64*	Consent Letter related to the IMA, dated August 19, 2008.		Amend. 3 to Form 10	10.46	11/6/09

AOL INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

10.65*	Twenty-Fourth Amendment to IMA, dated January 29, 2010 and effective February 1, 2010.		10-Q	10.8	4/28/10

10.66*	Twenty-Fifth Amendment to IMA, dated February 26, 2010 and effective March 1, 2010.		10-Q	10.9	4/28/10

10.67*	Twenty-Sixth Amendment to IMA, dated March 31, 2010 and effective April 1, 2010.		10-Q	10.10	4/28/10

10.68*	Twenty-Seventh Amendment to IMA, dated April 29, 2010 and effective May 1, 2010.		10-Q	10.1	8/4/10

10.69*	Twenty-Eighth Amendment to IMA, dated June 1, 2010.		10-Q	10.2	8/4/10

10.70*	Twenty-Ninth Amendment to IMA, dated July 30, 2010 and effective July 1, 2010.		10-Q	10.1	11/3/10

10.71*	Thirtieth Amendment to IMA, dated September 1, 2010.		10- Q/A	10.2	5/27/11

10.72*	Thirty-First Amendment to IMA, dated December 22, 2010 and effective December 15, 2010.		10-K	10.74	2/25/11

10.73*	Thirty-Second Amendment to IMA, dated December 21, 2011 and effective December 1, 2011.		10-K	10.62	2/22/12

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm.	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.	X

32.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.†	X

101††	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010, (ii) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Equity for the years ended December 31, 2012, 2011 and 2010 and (v) Notes to Consolidated Financial Statements. ††	X

AOL INC.

EXHIBIT INDEX

*	Portions of this agreement have been omitted pursuant to a request for confidential treatment.

**	Management contract or compensatory plan or arrangement.

†	This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.