Form 10-Q
period 2013-03-31
AOL Inc.
filed 2013-05-08
CIK 1468516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 3, 2013, the number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding was 77,451,455.

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

Various factors could adversely affect our operations, business or financial results in the future and cause our actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 (“Annual Report”). In addition, we operate a web services company in a highly competitive, rapidly changing and consumer- and technology-driven industry. This industry is affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. Our actual results could differ materially from management’s expectations because of changes in such factors.

Achieving our business and financial objectives, including improved financial results and maintenance of a strong balance sheet and liquidity position, could be adversely affected by the factors discussed or referenced in “Item 1A—Risk Factors” in our Annual Report as well as, among other things:

•	changes in our plans, strategies and intentions;

•	market price volatility;

•	the impact of significant acquisitions, dispositions and other similar transactions;

•	our ability to attract and retain key employees;

•	any negative unintended consequences of cost reductions, restructuring actions or similar efforts, including with respect to any associated savings, charges or other amounts;

•	market adoption of new products and services;

•	our ability to attract and retain unique visitors to our properties;

•	asset impairments; and

•	the impact of “cyber warfare.”

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

•	Results of operations. This section provides an analysis of our results of operations for the three months ended March 31, 2013 and 2012.

•

Liquidity and capital resources. This section provides a discussion of our current financial condition and an analysis of our cash flows for the three months ended March 31, 2013 and 2012. This section also provides an update to the discussion in our Annual Report of our customer credit risk and includes a discussion of the amount of financial capacity available to fund our future commitments and ongoing operating activities.

•

Critical accounting policies. This section identifies those accounting policies that are considered important to our results of operations and financial condition and require significant judgment and estimates on the part of management.

Overview

Our Business

We are a leading global web services company with a suite of compelling brands and offerings and a substantial worldwide audience. Our business spans online content, products and services that we offer to consumers, advertisers, publishers and subscribers. We are focused on attracting and engaging internet consumers and providing valuable online advertising services. We market our offerings to advertisers on both AOL Properties and the Third Party Network. AOL Properties include our owned and operated content, products and services in the Membership Group and Brand Group segments in addition to our AOL Ventures offerings, which are each described in further detail below. AOL Properties also include co-branded websites owned or operated by third parties for which certain criteria have been met, including that the internet traffic has been assigned to us. Through AOL Networks, which is discussed in further detail below, we provide third party publishers with premium products and services intended to make their websites attractive to brand advertisers, such as video and custom content production, in addition to offering ad serving and sales advertising inventory

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

on third party properties (the “Third Party Network”). Our AOL-brand access subscription service, which we offer to consumers in the United States for a monthly fee, is a valuable distribution channel for AOL Properties.

In the fourth quarter of 2012, we changed the way in which we evaluate our business for the purpose of allocating resources and assessing performance. As a result, our business is now organized into three reportable segments: the Brand Group, the Membership Group, and AOL Networks. In addition to these reportable segments, we have a corporate and other category that includes activities that are not directly attributable or allocable to a specific segment.

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

We generate advertising revenues from the Brand Group through the sale of display advertising and search advertising. Display advertising revenue is generated by the display of graphical advertisements and other performance-based advertising. We offer advertisers marketing and promotional opportunities to purchase specific placements of advertising directly on sites within the Brand Group (i.e., in particular locations and on specific dates). In addition, we offer advertisers the opportunity to bid on unreserved advertising inventory on Brand Group sites utilizing our proprietary scheduling, optimization and delivery technology. We collectively refer to revenue associated with these offerings as premium display advertising revenue. Finally, advertising inventory on Brand Group sites not sold directly to advertisers, as described above, may be included for sale to advertisers with inventory purchased from third-party publishers through AOL Networks. Amounts received from external customers for inventory sold through AOL Networks are recognized in AOL Networks with a corresponding intersegment traffic acquisition cost (“TAC”) charge. An amount equal to the TAC charge for these transactions, reflecting the revenue net of the margin retained by AOL Networks, is then reflected as intersegment revenue within the Brand Group. Search advertising revenue is generated when a consumer clicks on a text-based advertisement on Brand Group sites. These text-based advertisements are either generated from a consumer-initiated search query or placed on sites targeted by advertisers based on the content of the websites. While the majority of AOL search revenues are reflected within the Brand Group, there are also search revenues within the Membership Group and AOL Networks for search offerings provided in each of those segments.

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

Membership Group

The Membership Group consists of offerings that serve AOL registered account holders, both free and paid, and are focused on delivering world-class experiences to AOL’s users who rely on these AOL products and

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

properties. The results for this segment include AOL’s subscription offerings and advertising offerings on Membership Group properties, including communications products such as AOL Mail and AIM.

In addition, we offer additional third party or AOL-developed products and services to internet consumers. We earn performance-based fees in relation to marketing third party products and services. We offer these products to our current and former access subscribers as well as other internet consumers. As with the Brand Group, advertising inventory on Membership Group sites not sold directly to advertisers may be included for sale to advertisers through AOL Networks and is reflected as intersegment revenue within the Membership Group. AOL Search is also offered on Membership Group properties.

AOL Networks

AOL Networks consists of AOL’s offerings to publishers and advertisers utilizing AOL’s third-party advertising network as well as AOL’s inventory sold by AOL Networks. The results for this segment include the performance of Advertising.com, ADTECH, Pictela, Be On (formerly “goviral”), sponsored listings and AOL On. We generate advertising revenues on AOL Networks through the sale of advertising on third party websites and from advertising inventory on AOL Properties not sold directly to advertisers, as described above. Our advertising offerings on AOL Networks consist primarily of the sale of display advertising and also include search advertising through sponsored listings. In order to generate advertising revenues on the Third Party Network, we have historically had to incur higher TAC as compared to advertising on Brand Group or Membership Group properties.

Trends, Challenges and Uncertainties Impacting Our Business

The web services industry is highly competitive and rapidly changing. Trends, challenges and uncertainties that may have a significant impact on our business, our opportunities and our ability to execute our strategy include the following:

•

In addition to marketing services, we are also addressing programmatic offerings. Recently, certain areas of the online display advertising market have experienced pressure from the increase of programmatic buying of advertising inventory. We are addressing this trend of programmatic buying by investing in technology, such as our demand side and supply side platforms, in order for advertisers and agencies to better manage their advertising campaigns through the use of our optimization technology. Additionally, we believe there is a significant opportunity to attract advertisers through the increased sale of premium formats and video through AOL Networks. We believe our scale, ability to target premium audiences and investments in technology and premium formats will allow us to increase the number of advertisers we work with and enable us to optimize the increase in programmatic buying. We believe our investments in premium formats and targeting will enable us to maximize yield for our advertisers across both programmatic and sponsorship offerings.

•

We have different cost structures within our advertising operations. In order to generate higher display advertising revenues on the Third Party Network, we incur higher TAC. While a majority of the costs associated with generating display advertising on the Third Party Network are variable, a majority of costs associated with generating display advertising revenue on AOL Properties are fixed. Therefore, to the extent we can generate higher display revenues on AOL Properties where we expect higher incremental margins, the increase in our operating income will be greater than it would be with an equivalent increase in display revenues on the Third Party Network.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

•

We believe that video enhancements across our owned and operated properties and third party websites can enhance our advertising product offerings and increase monetization and distribution of our content. We seek to launch new format enhancements, increase advertiser adoption of these formats and attract additional publishers. We aim to create products that will deepen our relationships with existing advertisers and attract new advertisers by providing them with effective and efficient means of reaching targeted audiences through premium video experiences. We remain focused on the continued expansion of our video platform for both our properties and our partners.

Recent Developments

Accelerated Stock Repurchase Agreement

On August 26, 2012, we entered into a fixed dollar collared accelerated stock repurchase agreement with Barclay’s Capital Inc. (“Barclays”), as agent for Barclays Bank PLC, effective August 27, 2012 (the “ASR Agreement”). Barclays completed the ASR Agreement on April 22, 2013 and since the final volume-weighted average price of AOL common stock was above the adjusted cap price established under the ASR agreement, no additional shares will be delivered. The total amount of shares repurchased by AOL under the ASR Agreement was 18.4 million shares.

2013 Stock Repurchase Program

On February 8, 2013, we announced that the Board of Directors (the “Board”) approved a stock repurchase program, which authorizes us to repurchase up to $100.0 million of our outstanding shares of common stock from time to time over the twelve months following the announcement of the program (the “2013 Stock Repurchase Program”). Repurchases are subject to market conditions, share price and other factors. Repurchases will be made in accordance with applicable securities laws in the open market, in block trades, pursuant to pre-arranged trading plans, private transactions, and may include derivative transactions. The repurchase program may be suspended or discontinued at any time and is subject to the terms and conditions of the ASR Agreement approved in 2012. No shares have been repurchased under the 2013 Stock Repurchase Program to date.

Key Metrics

Key indicators to understanding our operating results include:

•	Growth of advertising revenues;

•	Unique visitors to AOL Properties;

•	Monthly average churn and average paid tenure of our domestic AOL-brand access subscribers; and

•	Our ability to manage our operating cost structure.

Audience Metrics

We utilize unique visitor numbers to evaluate the performance of AOL Properties. In addition, we utilize unique visitor numbers to evaluate the reach of our total advertising network, which includes both AOL Properties and the Third Party Network. Unique visitor numbers provide an indication of our consumer reach. Although our consumer reach does not correlate directly to advertising revenue, we believe that our ability to

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

broadly reach diverse demographic and geographic audiences is attractive to brand advertisers seeking to promote their brands to a variety of consumers without having to partner with multiple content providers. AOL Properties unique visitor numbers include unique visitors attributable to co-branded websites owned by third parties for which certain criteria have been met, including that the internet traffic has been assigned to us through a traffic assignment letter. For the three months ended March 31, 2013, approximately 7.8% of our unique visitors to AOL Properties were attributable to co-branded websites owned by third parties where the internet traffic was assigned to us, compared to approximately 5.3% for the three months ended March 31, 2012.

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

The following table presents our unique visitor metrics for the periods presented (in millions):

	Three Months Ended March 31,
	2013	2012
Domestic average monthly unique visitors to AOL Properties	112	108
Domestic average monthly unique visitors to AOL Advertising Network	186	186

Subscriber Access Metrics

The primary metrics we monitor for our subscription access service are monthly average churn and average paid tenure. Monthly average churn represents on average the percentage of AOL-brand access subscribers that are either terminated or cancel our services each month, factoring in new and reactivated subscribers. The domestic AOL-brand access subscriber monthly average churn was 1.9% and 2.0% for the three months ended March 31, 2013 and 2012, respectively. Churn has been moderating as our tenured base continues to mature and the value of additional products and services offered to subscribers increases. Average paid tenure represents the average period of time subscribers have paid for domestic AOL-brand internet access. The average paid tenure of our domestic AOL-brand access subscribers was approximately 12.7 years and 11.5 years for the three months ended March 31, 2013 and 2012, respectively.

Consolidated Results of Operations

Revenues

The following table presents our revenues, by revenue type, for the periods presented (in millions):

	Three Months Ended March 31,
	2013	2012	% Change
Revenues:
Advertising	$359.2	$330.1	9%
Subscription	165.8	182.1	(9)%
Other	13.3	17.2	(23)%

Total revenues	$538.3	$529.4	2%

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following table presents our revenues, by revenue type, as a percentage of total revenues for the periods presented:

	Three Months Ended March 31,
	2013	2012
Revenues:
Advertising	67%	62%
Subscription	31	34
Other	2	4

Total revenues	100%	100%

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

Advertising revenues on AOL Properties and the Third Party Network for the three months ended March 31, 2013 and 2012 are as follows (in millions):

	Three Months Ended March 31,
	2013	2012	% Change
AOL Properties:
Display	$140.4	$130.3	8%
Search	98.1	89.6	9%

Total AOL Properties	238.5	219.9	8%
Third Party Network	120.7	110.2	10%

Total advertising revenues	$359.2	$330.1	9%

Advertising revenues increased $29.1 million for the three months ended March 31, 2013 as compared to the same period in 2012. The increase in Third Party Network revenue of $10.5 million for the three months ended March 31, 2013 relates to an increase in publishers and advertisers on the network, increased sales of

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

video and growth in Canada. Display revenue increased by $10.1 million for the three months ended March 31, 2013 primarily due to an increase in AOL Properties impressions sold, including video and mobile inventory, improved reserved pricing related to the sales of video and other premium formats and improved performance in Canada. Search revenue for the three months ended March 31, 2013 increased $8.5 million as compared to the same period in 2012, driven primarily by increased global queries from marketing related efforts and continued increases in revenue per search on AOL.com of $6.7 million, partially offset by declines resulting from our 15% decline in domestic AOL-brand access subscribers, declines in search on co-branded portals of $2.1 million and decreased queries in the United Kingdom.

Revenues Associated with Google

For all periods presented in this Quarterly Report, we have had a contractual relationship with Google Inc. (“Google”) whereby we generate significant revenues through paid text-based search and contextual advertising on AOL Properties provided by Google. For the three months ended March 31, 2013 and 2012, the revenues associated with the Google relationship (substantially all of which were search revenues generated on AOL Properties) were $94.2 million as compared to $84.5 million, respectively.

Subscription Revenues

Subscription revenues declined 9% for the three months ended March 31, 2013 as compared to the same period in 2012. The decline was due to an approximate 15% decrease in the number of domestic AOL-brand access subscribers between March 31, 2012 and March 31, 2013. Subscription revenue for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 also includes a favorable impact related to the increase in domestic average monthly access subscription revenue per AOL-brand access subscriber (“ARPU”).

The number of domestic AOL-brand access subscribers was 2.7 million and 3.1 million at March 31, 2013 and 2012, respectively. ARPU was $19.22 compared to $17.88 for the three months ended March 31, 2013 and 2012, respectively. We include in our subscriber numbers individuals, households and entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL access service. Our subscriber numbers include subscribers participating in introductory free-trial periods and subscribers that are paying no monthly fees or reduced monthly fees through member service and retention programs. Individuals who have only registered for our free offerings, including subscribers who have migrated from paid subscription plans, are not included in the AOL-brand access subscriber numbers presented above. Subscribers to our subscription access service also contribute to our ability to generate advertising revenues.

Other Revenues

Other revenues consist primarily of revenues from licensing our proprietary ad serving technology to third parties through ADTECH, licensing revenues from third-party customers of MapQuest’s business-to-business services and fees from mobile carriers associated with our mobile e-mail and instant messaging functionality.

Other revenues decreased 23% for the three months ended March 31, 2013 as compared to the same period in 2012, due primarily to a decrease in production fees due to the divestiture of StudioNow in January 2013, a decrease in revenues from our mobile messaging services and a decline in ADTECH licensing revenues.

Geographical Concentration of Revenues

For the periods presented herein, a significant majority of our revenues have been generated in the United States. The majority of the non-United States revenues for these periods were generated by our European

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

operations (primarily in the United Kingdom). We expect the significant majority of our revenues to continue to be generated in the United States for the foreseeable future. See “Note 10” in our accompanying consolidated financial statements for further information regarding the revenues generated in the countries in which we operate.

Operating Costs and Expenses

The following table presents our operating costs and expenses for the periods presented (in millions):

	Three Months Ended March 31,
	2013	2012	% Change
Costs of revenues	$393.1	$384.6	2%
General and administrative	82.8	96.2	(14)%
Amortization of intangible assets	9.5	9.8	(3)%
Restructuring costs	4.8	7.4	(35)%
(Gain) loss on disposal of assets, net	(1.8)	-	NM

NM = not meaningful

The following table represents our operating costs and expenses as a percentage of revenues for the periods presented:

	Three Months Ended March 31,
	2013	2012
Operating costs and expenses:
Costs of revenues	73%	73%
General and administrative	15	18
Amortization of intangible assets	2	2
Restructuring costs	1	1

Operating costs and expenses	91%	94%

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

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Costs of revenues for the three months ended March 31, 2013 and 2012 are as follows (in millions):

	Three Months Ended March 31,
	2013	2012	% Change
Costs of revenues:
Personnel costs	$161.1	$162.1	(1)%
Facilities costs	13.4	14.0	(4)%
TAC	97.6	80.8	21%
Network-related costs	38.1	40.8	(7)%
Non-network depreciation and amortization	15.3	16.4	(7)%
Other costs of revenues	67.6	70.5	(4)%

Total costs of revenues	$393.1	$384.6	2%

The increase in costs of revenues for the three months ended March 31, 2013 as compared to the same period for 2012 was driven by the increase in TAC. TAC increased primarily due to an increase in marketing-related efforts on search revenue, as well as the increase in Third Party Network advertising revenues, which resulted in higher variable revenue share payments to our publishing partners.

Partially offsetting the increases in TAC were declines in network-related costs due to fewer depreciable assets and declines due to the favorable impact of two different sales and use tax matters one that impacted the first quarter of 2012 and one that was resolved in the first quarter of 2013. In addition, personnel costs declined primarily due to lower deferred compensation costs associated with 2010 and 2011 acquisitions, offset by the impact of increased headcount in areas of strategic focus.

General and Administrative

General and administrative expenses decreased $13.4 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The decrease was primarily due to a decline in personnel costs of $5.7 million due to lower self-insured claims and a reduction of corporate costs, as well as decreases in legal fees of $4.4 million and consulting fees of $2.9 million due in part to prior year proxy contest costs.

Restructuring Costs

For the three months ended March 31, 2013 and 2012, we incurred restructuring costs of $4.8 million and $7.4 million, respectively, related to organizational changes made in an effort to improve our ability to execute our strategy. These restructuring expenses were primarily related to involuntary terminations of employees.

Operating Income (Loss)

Operating income increased $18.5 million for the three months ended March 31, 2013 as compared to the same period in 2012 due to an increase in revenue and declines in general and administrative costs, partially offset by the increase in costs of revenue.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Other Income Statement Amounts

The following table presents our other income statement amounts for the periods presented (in millions):

	Three Months Ended March 31,
	2013	2012	% Change
Other income (loss), net	$(2.8)	$8.4	NM
Income tax provision	21.5	18.8	14%

Other Income (Loss), Net

Other loss, net was $2.8 million for the three months ended March 31, 2013 as compared to other income, net of $8.4 million for the same period in 2012. The decrease was due primarily to the $10.8 million non-cash gain related to the consolidation of Ad.com Japan recorded in the first quarter of 2012.

Income Tax Provision

We recorded pre-tax income from operations of $47.1 million and related income tax expense of $21.5 million, which resulted in an effective tax rate of 45.6% for the three months ended March 31, 2013, as compared to an effective tax rate of 47.2% for the three months ended March 31, 2012. The effective tax rates for the three months ended March 31, 2013 and 2012 differed from the statutory U.S. federal income tax rate of 35.0% primarily due to the impact of foreign losses that did not produce a tax benefit. The effective tax rate for the three months ended March 31, 2012 compared to the statutory U.S. federal income tax rate of 35.0% also includes an unfavorable impact due to a change in state tax rates.

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

The following table presents our reconciliation of Adjusted OIBDA to operating income (in millions):

	Three Months Ended March 31,
	2013	2012	% Change
Operating income	$49.9	$31.4	59%
Add: Depreciation	33.1	36.1	(8)%
Add: Amortization of intangible assets	9.5	9.8	(3)%
Add: Restructuring costs	4.8	7.4	(35)%
Add: Equity-based compensation	9.7	8.6	13%
Add: Asset impairments and write-offs	0.1	0.9	(89)%
Add: Losses/(gains) on disposal of assets, net	(1.8)	(0.4)	NM

Adjusted OIBDA	$105.3	$93.8	12%

Adjusted OIBDA increased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 due primarily to the increase in revenues and decline in general and administrative costs, partially offset by the increase in costs of revenues.

Segment Results of Operations

We have three reportable segments which are determined based on the products and services we provide and how our chief operating decision maker (“CODM”) evaluates the business. Our segment results reflect information presented on the same basis that we use for internal management reporting. The segment profitability measure used in our internal management reporting and presented herein is Adjusted OIBDA. See “Note 10” in our accompanying consolidated financial statements for additional information on our segments and a reconciliation of total consolidated Adjusted OIBDA to operating income (loss).

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following is a summary of segment operating results for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		% Change from 2012 to 2013
	2013	2012
Revenue:
Brand Group	$189.6	$166.5	14%
Membership Group	211.5	235.0	(10)%
AOL Networks	160.9	148.8	8%
Corporate and Other	0.3	0.6	(50)%
Intersegment eliminations	(24.0)	(21.5)	(12)%

Total Revenue:	$538.3	$529.4	2%

Adjusted OIBDA:
Brand Group	$(4.9)	$(16.8)	71%
Membership Group	146.4	159.5	(8)%
AOL Networks	(2.5)	0.9	NM
Corporate and Other	(33.7)	(49.8)	32%

Total Adjusted OIBDA:	$105.3	$93.8	12%

Brand Group

Revenue increased year-over-year, reflecting an increase in global display revenue of $11.8 million and an increase in search revenue of $11.2 million. Global display revenue increased primarily due to an increase in inventory sold, including video, and growth in reserved pricing. The increase in search revenues was driven by marketing-related efforts and continued growth in revenue on AOL.com.

Adjusted OIBDA increased for the Brand Group, reflecting the year-over-year changes in revenue discussed above partially offset by an increase in TAC as a result of our marketing-related efforts on search. In addition, Brand Group Adjusted OIBDA reflects an increase in personnel expenses in areas of strategic focus.

Membership Group

Revenue for the Membership Group decreased 10% due to the 15% decline in our domestic AOL-brand access subscribers, lower premium display sales and a shift to selling more impressions through Advertising.com, as well as a decline in search revenues. These declines were partially offset by an increase in ARPU of 7% which resulted from our increased retention efforts and the impact of an ongoing price rationalization program.

Adjusted OIBDA for the Membership Group decreased due to the decrease in revenue discussed above, partially offset by declines in network-related costs due to fewer depreciable assets, which was due in part to the decline in the number of domestic AOL-brand access subscribers.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

AOL Networks

Advertising revenue increased primarily due to growth in the sale of inventory of third party properties through Advertising.com. Growth is being driven primarily by an increase in publishers and advertisers utilizing AOL Networks and increased sales of premium packages and products, including video.

Adjusted OIBDA for AOL Networks decreased year-over-year due to higher research and product development costs which offset the increases in revenues, net of TAC discussed above.

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

For the three months ended March 31, 2013, Adjusted OIBDA losses improved due to lower personnel-related expenses and the favorable impact of two different sales and use tax matters, one which impacted the first quarter of 2012 and the other which was resolved in the first quarter of 2013.

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

At March 31, 2013, our cash and equivalents totaled $467.8 million, as compared to $466.6 million at December 31, 2012. Our cash and equivalents consist of highly liquid short-term investments that are readily convertible to cash. Approximately 15% of our cash and equivalents as of March 31, 2013 is held internationally, primarily in Luxembourg, the United Kingdom, India, Japan and Germany, and is utilized to fund our foreign operations. Cash held internationally may be repatriated and would be available to be used to fund our domestic operations. If we were to repatriate funds, we currently expect that we would incur additional tax liabilities. We believe the cash balance in the U.S. is sufficient to fund our domestic working capital needs.

Summary Cash Flow Information

Our cash flows from operations are driven by net income adjusted for non-cash items such as depreciation and amortization, equity-based compensation expense and other activities impacting net income such as the gains and losses on the sale of assets or operating subsidiaries. Cash flows from investing activities consist primarily of the cash used in the acquisitions of various businesses and cash used for capital expenditures. Capital expenditures and

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

product development costs are mainly for the purchase of computer hardware, software, network equipment, furniture, fixtures and other office equipment. Cash flows from financing activities relate primarily to principal payments made on capital lease obligations and repurchases of common stock.

Operating Activities

The following table presents cash provided by operating activities for the periods presented (in millions):

	Three Months Ended March 31,
	2013	2012
Net income	$25.6	$21.0
Adjustments for non-cash and non-operating items:
Depreciation and amortization	42.6	45.9
Asset impairments and write-offs	0.1	0.9
(Gain) loss on step acquisitions and disposal of assets, net	(1.3)	(10.8)
Equity-based compensation	9.7	8.6
Deferred income taxes	10.7	8.6
All other, net, including working capital changes	(46.8)	(54.3)

Cash provided by operating activities	$40.6	$19.9

Cash provided by operating activities increased $20.7 million for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012 driven by the increase in operating income of $18.5 million, lower deferred compensation payments in 2013 and the timing of receipt of a significant prepayment from a large partner. In the prior year, this partner’s second quarter prepayment was received early in the second quarter, whereas in the current year the second quarter prepayment was received in the first quarter. These increases were offset by higher employee bonus payments in the first quarter of 2013 compared to the first quarter of 2012 and timing of payments for certain marketing and legal costs.

Investing Activities

The following table presents cash used by investing activities for the periods presented (in millions):

	Three Months Ended March 31,
	2013	2012
Investments and acquisitions, net of cash acquired	$(5.2)	$4.6
Capital expenditures and product development costs	(16.6)	(15.0)

Cash used by investing activities	$(21.8)	$(10.4)

Cash used by investing activities was $21.8 million for the three months ended March 31, 2013, as compared to $10.4 million for the three months ended March 31, 2012. The $11.4 million increase in cash used by investing activities was principally due to the $6.9 million of cash acquired from the step acquisition of Ad.com Japan (net of $1.2 million cash paid for the additional 3% interest) during the first quarter of 2012 and payments related to investments and acquisitions in 2013.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Financing Activities

The following table presents cash used by financing activities for the periods presented (in millions):

	Three Months Ended March 31,
	2013	2012
Repurchase of common stock	$-	$(35.8)
Principal payments on capital leases	(14.2)	(14.4)
Tax withholdings related to net share settlements of restricted stock units	(9.9)	(5.4)
Proceeds from exercise of stock options	8.9	0.3
Cash dividend equivalent payments on restricted stock units	(2.8)	-
Other financing activities	1.9	0.2

Cash used by financing activities	$(16.1)	$(55.1)

Cash used by financing activities decreased $39.0 million for the three months ended March 31, 2013, as compared to the same period in 2012, primarily due to the $35.8 million cash paid for the repurchase of our common stock in the first quarter of 2012 and the $8.9 million proceeds from the exercise of stock options in the first quarter of 2013.

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

The following table presents our reconciliation of Free Cash Flow to cash provided by operating activities (in millions):

	Three Months Ended March 31,
	2013	2012
Cash provided by operating activities	$40.6	$19.9
Less: Capital expenditures and product development costs	16.6	15.0
Less: Principal payments on capital leases	14.2	14.4

Free Cash Flow	$9.8	$(9.5)

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Free Cash Flow increased $19.3 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This increase is due to the increase in cash provided by operating activities, discussed in “Summary Cash Flow Information—Operating Activities” above.

Customer Credit Risk

Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed-upon contractual payment obligations. Credit risk originates from sales of advertising and subscription access service and is dispersed among many different counterparties. No single customer had a receivable balance at March 31, 2013 greater than 10% of total net receivables.

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

For additional information about our critical accounting policies and our significant accounting policies, see “Item 7—MD&A—Critical Accounting Policies” and “Note 1” to our audited consolidated financial statements in our Annual Report. There have been no significant changes to our critical accounting policies disclosed in our Annual Report for the year ended December 31, 2012.

Recent Accounting Standards Impacting Future Periods

In March 2013, new guidance was issued related to accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The new guidance clarifies that companies are required to apply the guidance in the foreign currency accounting subtopic to release any related cumulative translation adjustment into net income. The guidance also applies to businesses acquired in stages (step-acquisitions).

The new guidance will become effective for AOL in January 2014. We do not expect the new guidance to have a material impact on the way we currently release cumulative translation adjustments into net income upon deconsolidation of a subsidiary.

AOL INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2012.

AOL INC.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information we are required to disclose in our financial reports is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to senior management, as appropriate, to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013, at a reasonable assurance level.

Changes to Internal Control Over Financial Reporting

We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; In millions, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues:
Advertising	$359.2	$330.1
Subscription	165.8	182.1
Other	13.3	17.2

Total revenues	538.3	529.4
Costs of revenues	393.1	384.6
General and administrative	82.8	96.2
Amortization of intangible assets	9.5	9.8
Restructuring costs	4.8	7.4
(Gain) loss on disposal of assets, net	(1.8)	-

Operating income	49.9	31.4
Other income (loss), net	(2.8)	8.4

Income from operations before income taxes	47.1	39.8
Income tax provision	21.5	18.8

Net income	$25.6	$21.0
Net (income) loss attributable to noncontrolling interests	0.3	0.1

Net income attributable to AOL Inc.	$25.9	$21.1

Per share information attributable to AOL Inc. common stockholders:
Basic net income per common share	$0.34	$0.22

Diluted net income per common share	$0.32	$0.22

Shares used in computing basic income per common share	76.9	94.4

Shares used in computing diluted income per common share	81.1	95.0

Comprehensive income attributable to AOL Inc.:
Comprehensive income	$21.8	$20.1
Comprehensive (income) loss attributable to noncontrolling interests	1.9	0.8

Comprehensive income attributable to AOL Inc.	$23.7	$20.9

See accompanying notes.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and equivalents	$467.8	$466.6
Accounts receivable, net of allowances of $7.1 and $6.6, respectively	331.4	351.9
Prepaid expenses and other current assets	34.4	28.5
Deferred income taxes, net	44.8	40.6

Total current assets	878.4	887.6
Property and equipment, net	472.1	478.3
Goodwill	1,080.5	1,084.1
Intangible assets, net	122.9	133.2
Long-term deferred income taxes, net	135.4	148.8
Other long-term assets	73.2	65.3

Total assets	$2,762.5	$2,797.3

Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities:
Accounts payable	$77.4	$76.1
Accrued compensation and benefits	58.7	151.4
Accrued expenses and other current liabilities	156.4	175.3
Deferred revenue	95.6	57.8
Current portion of obligations under capital leases	52.0	49.6

Total current liabilities	440.1	510.2
Long-term portion of obligations under capital leases	52.2	56.3
Long-term deferred income taxes	5.1	5.8
Other long-term liabilities	76.3	73.8

Total liabilities	573.7	646.1

Commitments and contingencies (see Note 9)

Redeemable noncontrolling interest (see Note 1)	11.7	13.4

Equity:
Common stock, $0.01 par value, 110.8 million shares issued and 77.3 million shares outstanding as of March 31, 2013 and 110.1 million shares issued and 76.6 million shares outstanding as of December 31, 2012	1.1	1.1
Additional paid-in capital	3,471.5	3,457.5
Accumulated other comprehensive income (loss), net	(296.3)	(294.1)
Accumulated deficit	(160.3)	(188.0)
Treasury stock, at cost, 33.5 million shares as of March 31, 2013 and December 31, 2012	(838.4)	(838.4)

Total stockholders’ equity	2,177.6	2,138.1
Noncontrolling interest	(0.5)	(0.3)

Total equity	2,177.1	2,137.8

Total liabilities, redeemable noncontrolling interest and equity	$2,762.5	$2,797.3

See accompanying notes.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; In millions)

	Three Months Ended March 31,
	2013	2012
Operating Activities
Net income	$25.6	$21.0
Adjustments for non-cash and non-operating items:
Depreciation and amortization	42.6	45.9
Asset impairments and write-offs	0.1	0.9
(Gain) loss on step acquisitions and disposal of assets, net	(1.3)	(10.8)
Equity-based compensation	9.7	8.6
Deferred income taxes	10.7	8.6
Other non-cash adjustments	4.8	-
Changes in operating assets and liabilities, net of acquisitions	(51.6)	(54.3)

Cash provided by operating activities	40.6	19.9

Investing Activities
Investments and acquisitions, net of cash acquired	(5.2)	4.6
Capital expenditures and product development costs	(16.6)	(15.0)

Cash used by investing activities	(21.8)	(10.4)

Financing Activities
Repurchase of common stock	-	(35.8)
Principal payments on capital leases	(14.2)	(14.4)
Tax withholdings related to net share settlements of restricted stock units	(9.9)	(5.4)
Proceeds from exercise of stock options	8.9	0.3
Cash dividend equivalent payments on restricted stock units	(2.8)	-
Other financing activities	1.9	0.2

Cash used by financing activities	(16.1)	(55.1)

Effect of exchange rate changes on cash and equivalents	(1.5)	-
Increase (decrease) in cash and equivalents	1.2	(45.6)
Cash and equivalents at beginning of period	466.6	407.5

Cash and equivalents at end of period	$467.8	$361.9

Supplemental disclosures of cash flow information
Cash paid for interest	$1.4	$1.5

Cash paid for income taxes	$3.6	$2.5

See accompanying notes.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited; In millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Accumulated Deficit		Treasury Stock, at Cost	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2011	94.3	$1.1	$3,422.4	$(287.5)	$(789.8)		$(173.6)	$-	$2,172.6
Net income	-	-	-	-		21.1	-	-	21.1
Unrealized gain on equity method investments	-	-	-	0.1		-	-	-	0.1
Foreign currency translation adjustments	-	-	-	(0.3)		-	-	-	(0.3)

Comprehensive income (loss)	-	-	-	(0.2)		21.1	-	-	20.9
Amounts related to equity-based compensation, net of tax withholdings	-	-	8.2	-		-	-	-	8.2
Issuance of common stock	0.9	-	0.3	-		-	-	-	0.3
Repurchase of common stock	(2.1)	-	-	-		-	(35.8)	-	(35.8)

Balance at March 31, 2012	93.1	$1.1	$3,430.9	$(287.7)	$(768.7)		$(209.4)	$-	$2,166.2

Balance at December 31, 2012	76.6	$1.1	$3,457.5	$(294.1)	$(188.0)		$(838.4)	$(0.3)	$2,137.8
Net income (loss)	-	-	-	-		25.9	-	(0.2)	25.7
Foreign currency translation adjustments	-	-	-	(2.2)		-	-	-	(2.2)

Comprehensive income (loss)	-	-	-	(2.2)		25.9	-	(0.2)	23.5
Amounts related to equity-based compensation, net of tax withholdings (see Note 6)	-	-	5.1	-		-	-	-	5.1
Issuance of common stock	0.7	-	8.9	-		-	-	-	8.9
Other	-	-	-	-		1.8	-	-	1.8

Balance at March 31, 2013	77.3	$1.1	$3,471.5	$(296.3)	$ (160.3)		$(838.4)	$(0.5)	$2,177.1

See accompanying notes.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

For a description of the business of AOL Inc. (“AOL” or the “Company”), see “Note 1” to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”).

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

The financial position and operating results of the majority of AOL’s foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included in the consolidated balance sheet as a component of accumulated other comprehensive income (loss), net and in the consolidated statement of comprehensive income (loss) as a component of comprehensive income (loss).

Redeemable Noncontrolling Interest

The noncontrolling interest in a joint venture between Mitsui & Company Ltd. (“Mitsui”) and AOL (“Ad.com Japan”) is classified outside of permanent equity in the Company’s consolidated balance sheet for all periods presented due to a redemption right available to the noncontrolling interest holder in the future. The noncontrolling interest holder’s right to redeem its stock is exercisable any time between July 1 and July 30 of any year, commencing with July 1, 2014. Net income in the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2013 reflects 100 percent of the results of Ad.com Japan as the Company has a controlling interest in the entity. Net income is subsequently adjusted to exclude AOL’s noncontrolling interests to arrive at net income attributable to AOL Inc.

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

fairly the financial position, the results of operations and cash flows for the periods presented in conformity with GAAP applicable to interim periods. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of AOL in the Annual Report.

Cash and Equivalents

Cash equivalents primarily consist of highly liquid short-term investments with an original maturity of three months or less, which include money market accounts, Treasury bills and bank deposits that are readily convertible into cash. Cash equivalents are carried at cost plus accrued interest, which approximates fair value. These are included within cash and cash equivalents as level one fair value measurements.

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

For the three months ended March 31, 2013 and 2012, the Company had 1.0 million and 9.0 million, respectively, of weighted-average potentially dilutive common shares that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive for that period.

The following table is a reconciliation of basic and diluted net income attributable to AOL Inc. common stockholders per common share (in millions, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Net income attributable to AOL Inc. common stockholders	$25.9	$21.1

Shares used in computing basic income per common share	76.9	94.4
Dilutive effect of equity-based awards	4.2	0.6

Shares used in computing diluted income per common share	81.1	95.0

Basic net income per common share	$0.34	$0.22

Diluted net income per common share	$0.32	$0.22

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—GOODWILL

A summary of changes in the Company’s goodwill during the three months ended March 31, 2013 is as follows (in millions):

	December 31, 2012	Acquisitions	Dispositions	Translation Adjustments	March 31, 2013
Brand Group
Gross Goodwill	$282.2	$1.7	$-	$-	$283.9

Net Goodwill	282.2	1.7	-	-	283.9

Membership Group
Gross Goodwill	604.2	-	-	-	604.2

Net Goodwill	604.2	-	-	-	604.2

AOL Networks
Gross Goodwill	180.2	-	(3.5)	(1.8)	174.9

Net Goodwill	180.2	-	(3.5)	(1.8)	174.9

Patch
Gross Goodwill	17.5	-	-	-	17.5

Net Goodwill	17.5	-	-	-	17.5

Corporate and Other
Gross Goodwill	35,625.1	-	-	-	35,625.1
Impairments	(35,625.1)	-	-	-	(35,625.1)

Net Goodwill	-	-	-	-	-

Consolidated
Gross Goodwill	36,709.2	1.7	(3.5)	(1.8)	36,705.6
Impairments	(35,625.1)	-	-	-	(35,625.1)

Net Goodwill	$1,084.1	$1.7	$(3.5)	$(1.8)	$1,080.5

The decrease in goodwill for the three months ended March 31, 2013 was due primarily to the divestiture of StudioNow during the first quarter of 2013. See “Note 4” for additional information on this divestiture.

NOTE 4—BUSINESS ACQUISITIONS, DISPOSITIONS AND OTHER SIGNIFICANT TRANSACTIONS

During the three months ended March 31, 2013, the Company disposed of a controlling interest in both StudioNow and about.me in two separate transactions. In aggregate, the Company recorded a gain of $2.2 million on these transactions which is included in gain on disposal of assets in the Company’s statement of comprehensive income (loss). The retained interests held by the Company in StudioNow and about.me are being accounted for under the cost method as the Company does not exercise significant influence over either business. Due to the Company’s significant continuing involvement with each of the disposed entities, these dispositions did not meet the criteria to be classified as discontinued operations in our financial statements.

NOTE 5—INCOME TAXES

The Company recorded pre-tax income from operations of $47.1 million and related income tax expense of $21.5 million, which resulted in an effective tax rate of 45.6% for the three months ended March 31, 2013, as

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

compared to an effective tax rate of 47.2% for the three months ended March 31, 2012. The effective tax rate for the three months ended March 31, 2013 and 2012 differed from the statutory U.S. federal income tax rate of 35.0% primarily due to the impact of foreign losses that did not produce a tax benefit. The effective tax rate for the three months ended March 31, 2012 compared to the statutory U.S. federal income tax rate of 35.0% also includes an unfavorable impact due to a change in state tax rates.

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

During the three months ended March 31, 2013, the Company recorded a $5.1 million increase to additional paid-in capital as a result of equity-based compensation transactions. Included in this amount was $11.9 million related to expense incurred under AOL’s equity-based compensation plan, which includes $2.2 million recorded within restructuring costs related to the vesting of certain equity awards granted to the Company’s former chief operating officer, as well as an offsetting reduction of $6.8 million related to tax withholdings on the vesting of restricted stock units (“RSUs”) during the quarter.

Accelerated Stock Repurchase Agreement

On August 26, 2012, the Company entered into a fixed dollar collared accelerated stock repurchase agreement with Barclay’s Capital Inc. (“Barclays”), as agent for Barclays Bank PLC, effective August 27, 2012 (the “ASR Agreement”). Under the ASR Agreement, on August 30, 2012, the Company paid $654.1 million from cash on hand to Barclays to repurchase outstanding shares of common stock. No shares were repurchased under the ASR Agreement for the three months ended March 31, 2013.

On April 22, 2013, the ASR Agreement was completed. Since the final volume-weighted average price of the Company’s stock was above the adjusted cap price established under the ASR agreement, no additional shares were delivered upon completion of the program. The total amount of shares repurchased by the Company under the ASR Agreement was 18.4 million shares at a cap price of $32.69. The remaining $33.9 million recorded within APIC under the ASR Agreement will be reclassified to treasury stock during the second quarter of 2013.

2013 Stock Repurchase Program

On February 8, 2013, AOL announced that the Company’s Board approved a stock repurchase program, which authorizes AOL to repurchase up to $100.0 million of its outstanding shares of common stock from time to time over the twelve months following the announcement of the program (the “2013 Stock Repurchase Program”). Repurchases are subject to market conditions, share price and other factors. Repurchases will be made in accordance with applicable securities laws in the open market, in block trades, pursuant to pre-arranged trading plans, private transactions, and may include derivative transactions. The 2013 Stock Repurchase Program may be suspended or discontinued at any time and is subject to the terms and conditions of the ASR Agreement. No shares have been repurchased under the 2013 Stock Repurchase Program to date.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—EQUITY-BASED COMPENSATION

Equity-Based Compensation Expense

Compensation expense recognized by AOL related to its equity-based compensation plans is as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Stock options	$3.2	$4.2
RSUs and PSUs	6.1	4.4
ESPP	0.4	-

Total equity-based compensation expense	$9.7	$8.6

Tax benefit recognized	$3.8	$3.4

As of March 31, 2013, the Company had 8.5 million stock options and 2.9 million RSUs/PSUs outstanding to employees, advisors and non-employee directors. The weighted-average exercise price of the stock options and the weighted-average grant date fair value of the RSUs/PSUs outstanding as of March 31, 2013 were $20.44 and $30.31, respectively.

As of March 31, 2013, total unrecognized compensation cost related to unvested AOL stock option awards was $30.0 million and is expected to be recognized over a weighted-average period of approximately 2.5 years. Total unrecognized compensation cost as of March 31, 2013 related to unvested RSUs/PSUs was $60.4 million and is expected to be recognized over a weighted-average period of approximately 2.3 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation expense related to these awards will be different from the Company’s expectations.

AOL Stock Options

The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value AOL stock options at their grant date for stock options granted during the periods presented:

	Three Months Ended March 31,
	2013	2012
Expected volatility	36.9%	39.9%
Expected term to exercise from grant date	5.00 years	5.16 years
Risk-free rate	0.9%	0.9%
Expected dividend yield	0.0%	0.0%

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—RESTRUCTURING COSTS

For the three months ended March 31, 2013, the Company incurred $4.8 million of restructuring costs related to organizational changes made in the first quarter of 2013.

A summary of AOL’s restructuring activity for the three months ended March 31, 2013 is as follows (in millions):

	Employee Terminations	Other Exit Costs	Total
Liability at December 31, 2012	$1.4	$2.6	$4.0
Restructuring expense	4.9	(0.1)	4.8
Foreign currency translation and other adjustments	(2.4)	0.1	(2.3)
Cash paid	(0.9)	(0.8)	(1.7)

Liability at March 31, 2013	$3.0	$1.8	$4.8

At March 31, 2013, of the remaining liability of $4.8 million, $3.3 million was classified as a current liability within accrued expenses and other current liabilities, with the remaining $1.5 million classified within other long-term liabilities in the consolidated balance sheet. Amounts classified as long-term are expected to be paid through 2016.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Commitments

For a description of AOL’s commitments see “Note 10” to the Company’s audited consolidated financial statements included in the Annual Report.

Contingencies

AOL is a party to a variety of claims, suits and proceedings that arise in the normal course of business, including actions with respect to intellectual property claims, tax matters, labor and unemployment claims, commercial claims, claims related to the Company’s business model for content creation and other matters. The Company reached various settlements on certain tax and other matters during the three months ended March 31, 2013. Collectively, the amounts incurred and paid related to these matters were not material to the Company’s financial statements.

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

timing of resolution of the various matters, any additional reasonably possible potential losses above the amount accrued for such matters would be material to the Company’s financial statements. Regardless of the outcome, legal proceedings can have an adverse effect on us because of defense costs, diversion of management resources and other factors.

NOTE 10—SEGMENT INFORMATION

The Company’s segments are determined based on the products and services it provides and how the chief operating decision maker (“CODM”) evaluates the business. Prior to 2013, the Company’s CODM function was comprised of its chief executive officer and its chief operating officer. As a result of changes in management structure, the Company’s chief executive officer is the Company’s CODM for the three months ended March 31, 2013.

The CODM uses Adjusted OIBDA to evaluate the performance of the segments and allocate resources. Management considers Adjusted OIBDA to be the appropriate metric to evaluate and compare the ongoing operating performance of the Company’s business on a consistent basis across reporting periods, as it eliminates the effect of noncash items which the Company does not believe are indicative of its core operating performance. This measure of profit or loss is considered to be a non-GAAP measure, and may be different than similarly-titled non-GAAP financial measures used by other companies.

Segment information for the three months ended March 31, 2013 and 2012 is as follows (in millions):

	Brand Group	Membership Group	AOL Networks	Corporate and Other	Consolidated Total
Three months ended March 31, 2013:
Revenues from external customers
Advertising	$172.8	$35.2	$151.2	$-	$359.2
Subscription	-	165.8	-	-	165.8
Other	3.1	2.6	7.3	0.3	13.3
Revenues from transactions with other segments	13.7	7.9	2.4	(24.0)	-

Total revenue	$189.6	$211.5	$160.9	$(23.7)	$538.3

Adjusted OIBDA	$(4.9)	$146.4	$(2.5)	$(33.7)	$105.3

Three months ended March 31, 2012:
Revenues from external customers
Advertising	$152.2	$41.9	$135.9	$0.1	$330.1
Subscription	-	182.1	-	-	182.1
Other	3.1	3.6	10.0	0.5	17.2
Revenues from transactions with other segments	11.2	7.4	2.9	(21.5)	-

Total revenue	$166.5	$235.0	$148.8	$(20.9)	$529.4

Adjusted OIBDA	$(16.8)	$159.5	$0.9	$(49.8)	$93.8

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our reconciliation of Adjusted OIBDA to operating income (in millions):

	Three Months Ended March 31,
	2013	2012
Operating income	$49.9	$31.4
Add: Depreciation	33.1	36.1
Add: Amortization of intangible assets	9.5	9.8
Add: Restructuring costs	4.8	7.4
Add: Equity-based compensation	9.7	8.6
Add: Asset impairments and write-offs	0.1	0.9
Add: Losses/(gains) on disposal of assets, net	(1.8)	(0.4)

Adjusted OIBDA	$105.3	$93.8

Due to the nature of the Company’s operations, a majority of its assets are utilized by multiple products and services within all segments. In addition, segment assets are not reported to, or used by, the CODM function to allocate resources or assess performance of the Company’s segments. Accordingly, the Company has not disclosed asset information by segment.

Information about Geographical Areas

The following table presents revenues in different geographical locations (in millions):

	Three months ended March 31,(a)
	2013	2012
United States	$477.0	$476.4
United Kingdom	24.7	24.2
Canada	11.0	7.3
Japan	9.1	6.9
Germany	9.0	9.0
Other international	7.5	5.6

Total international	61.3	53.0

Total	$538.3	$529.4

(a)	Revenues are attributed to countries based on the location of customers.

AOL INC.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to a variety of claims, suits and proceedings that arise in the normal course of business, including actions with respect to intellectual property claims, tax matters, labor and unemployment claims, commercial claims, claims related to our business model for content creation and other matters. We reached various settlements on certain tax and other matters during the three months ended March 31, 2013. Collectively, the amounts incurred and paid related to these matters were not material to our financial statements.

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

There have been no material changes to the Company’s risk factors from those disclosed in Part I—Item 1A of our Annual Report for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 26, 2012, we entered into a fixed dollar collared accelerated stock repurchase agreement with Barclay’s Capital Inc. (“Barclays”), as agent for Barclays Bank PLC, effective August 27, 2012 (the “ASR Agreement”). Under the ASR Agreement, on August 30, 2012, we paid $654.1 million from cash on hand to Barclays to repurchase outstanding shares of common stock. No shares were repurchased under the ASR Agreement for the three months ended March 31, 2013. On April 22, 2013, the ASR Agreement was completed. Since the final volume-weighted average price of our stock was above the adjusted cap price established under the ASR agreement, no additional shares were delivered upon completion of the program. The total amount of shares repurchased by us under the ASR Agreement was 18.4 million shares at a cap price of $32.69. The remaining $33.9 million recorded within APIC under the ASR Agreement will be reclassified to treasury stock during the second quarter of 2013.

On February 8, 2013, we announced that the Board approved a stock repurchase program, which authorizes us to repurchase up to $100.0 million of our outstanding shares of common stock from time to time over the twelve months following the announcement of the program (the “2013 Stock Repurchase Agreement”). Repurchases are subject to market conditions, share price and other factors. Repurchases will be made in accordance with applicable securities laws in the open market, in block trades, pursuant to pre-arranged trading plans, private transactions, and may include derivative transactions. The repurchase program may be suspended or discontinued at any time and is subject to the terms and conditions of the ASR Agreement. No shares were repurchased under the 2013 Stock Repurchase Agreement for the three months ended March 31, 2013.

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

AOL INC.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2013.

AOL INC.

By	/s/ Karen Dykstra
Name:	Karen Dykstra
Title:	Chief Financial Officer

AOL INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on December 9, 2009.		8-K	3.1	12/11/09

3.2	Amended and Restated By-laws of the Registrant.		8-K	3.2	12/11/09

4.1	Specimen Common Stock Certificate of Registrant.		8-K	4.1	12/11/09

10.1*	Separation Agreement and Release of Claims between AOL Inc. and Arthur Minson dated March 5, 2013.	X

10.2*	Executive Employment Agreement between AOL Inc. and Susan M. Lyne dated February 27, 2013.	X

10.3*,**	Executive Employment Agreement between AOL Inc. and Edward Brody dated June 22, 2012.	X

10.4*	First Amendment to the Executive Employment Agreement between AOL Inc. and Edward Brody dated February 14, 2013.	X

10.5*	AOL Inc. 2012 Employee Stock Purchase Plan, as amended and restated February 26, 2013.	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†	X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012, (ii) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statements of Equity for the three months ended March 31, 2013 and 2012 and (v) Notes to Consolidated Financial Statements. ††	X

*	Management contract or compensatory plan or arrangement.

**	Portions of this agreement have been omitted pursuant to a request for confidential treatment.

AOL INC.

EXHIBIT INDEX

†	This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.