Form 10-Q
period 2013-06-30
AOL Inc.
filed 2013-08-08
CIK 1468516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 2, 2013, the number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding was 76,774,870.

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

Various factors could adversely affect our operations, business or financial results in the future and cause our actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 (“Annual Report”) and herein. In addition, we operate a web services company in a highly competitive, rapidly changing and consumer- and technology-driven industry. This industry is affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. Our actual results could differ materially from management’s expectations because of changes in such factors.

Achieving our business and financial objectives, including improved financial results and maintenance of a strong balance sheet and liquidity position, could be adversely affected by the factors discussed or referenced in “Item 1A—Risk Factors” in our Annual Report and herein as well as, among other things:

•	changes in our plans, strategies and intentions;

•	stock price volatility;

•	future borrowing and restrictive covenants under the new revolving credit facility;

•	the impact of significant acquisitions, dispositions and other similar transactions;

•	our ability to attract and retain key employees;

•	any negative unintended consequences of cost reductions, restructuring actions or similar efforts, including with respect to any associated savings, charges or other amounts;

•	market adoption of new products and services;

•	our ability to attract and retain unique visitors to our properties;

•	asset impairments; and

•	the impact of “cyber espionage.”

References in this Quarterly Report to “we,” “us,” the “Company,” and “AOL” refer to AOL Inc., a Delaware corporation.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition together with our consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report as well as the discussion in the “Item 1—Business” section of our Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in “Item 1A—Risk Factors” in our Annual Report and herein and “Cautionary Statement Concerning Forward-Looking Statements” herein.

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

•	Results of operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2013 and 2012.

•

Liquidity and capital resources. This section provides a discussion of our current financial condition and an analysis of our cash flows for the six months ended June 30, 2013 and 2012. This section also provides an update to the discussion in our Annual Report of our customer credit risk and includes a discussion of the amount of financial capacity available to fund our future commitments and ongoing operating activities.

•

Critical accounting policies. This section identifies those accounting policies that are considered important to our results of operations and financial condition and require significant judgment and estimates on the part of management.

Overview

Our Business

We are a leading global web services company with a suite of compelling brands and offerings and a substantial worldwide audience. Our business spans online content, products and services that we offer to consumers, advertisers, publishers and subscribers. We are focused on attracting and engaging internet consumers and providing valuable online advertising services. We market our offerings to advertisers on both AOL Properties and the Third Party Network. AOL Properties include our owned and operated content, products and services in the Membership Group and Brand Group segments, which are each described in further detail below. AOL Properties also include co-branded websites owned or operated by third parties for which certain criteria have been met, including that the internet traffic has been assigned to us. Through AOL Networks, which is discussed in further detail below, we provide third party publishers with premium advertising products and services intended to make their websites attractive to brand advertisers, such as video and custom content production, in addition to offering ad serving and sales of advertising inventory on third party properties (the

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Membership Group

The Membership Group consists of offerings that serve AOL registered account holders, both free and paid, and are focused on delivering world-class experiences to AOL’s users who rely on these AOL products and properties. The results for this segment include AOL’s subscription offerings and advertising offerings on Membership Group properties, including communications products such as AOL Mail and AIM.

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

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AOL Networks

AOL Networks consists of AOL’s offerings to publishers and advertisers utilizing AOL’s third-party advertising network as well as AOL’s inventory within the Brand Group and Membership Group sold by AOL Networks. The results for this segment include the performance of Advertising.com, ADTECH, Pictela, Be On (formerly “goviral”), sponsored listings and AOL On. We generate advertising revenues on AOL Networks through the sale of advertising on third party websites and from advertising inventory on AOL Properties not sold directly to advertisers, as described above. Our advertising offerings on AOL Networks consist primarily of the sale of display advertising and also include search advertising through sponsored listings.

Recently, certain areas of the online display advertising market have experienced an increase in programmatic buying of advertising inventory. We are addressing this trend of programmatic buying by investing in technology, such as our demand side and supply side platforms, in order for advertisers and agencies to better manage their advertising campaigns through the use of our optimization technology. We also believe there is a significant opportunity to attract advertisers through the increased sale of premium formats and video through AOL Networks. We believe our scale, ability to target premium audiences and investments in technology and premium formats will allow us to increase the number of advertisers we work with and enable us to capitalize on the increase in programmatic buying. We believe our investments in premium formats and targeting will enable us to maximize yield for our advertisers across both programmatic and sponsorship offerings. Revenues from the sale of our programmatic offerings are primarily reflected in AOL Networks results, while revenues from the sale of our sponsorship offerings are primarily reflected in the results of the Brand Group.

We have different cost structures within our advertising operations. In order to generate advertising revenues on AOL Networks, we have historically had to incur higher TAC as compared to advertising revenues generated on Brand Group or Membership Group properties. While a majority of the costs associated with generating advertising revenues on AOL Networks are variable, a majority of costs associated with generating advertising revenues on Brand Group and Membership Group properties are fixed. Therefore, to the extent we can generate higher revenues on Brand Group and Membership Group properties where we expect higher incremental margins, the increase in adjusted operating income before depreciation and amortization (“Adjusted OIBDA”) will be greater than it would be with an equivalent increase in advertising revenues on AOL Networks.

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

Recent Developments

Revolving Credit Facility

On July 1, 2013, we entered into a $250 million senior secured revolving credit facility agreement (the “Credit Facility Agreement”), together with the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent. Under the terms of the Credit Facility Agreement, we may request an increase in the commitments of up to an additional $250 million with commitments from either new lenders or increased commitments from existing lenders, subject to the satisfaction of certain conditions. The Credit Facility

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Agreement is guaranteed by all of our material domestic subsidiaries, as defined in the Credit Facility Agreement, and secured by a lien on substantially all of our property and assets and our material domestic subsidiaries, subject to customary exceptions. All amounts outstanding under the Credit Facility Agreement will be due and payable on July 1, 2018, and the commitments thereunder will terminate on such date.

We intend to use borrowings under this facility for general corporate purposes. No amounts were borrowed under the Credit Facility Agreement to date.

2013 Stock Repurchase Program

Concurrent with the closing of the Credit Facility Agreement, our Board of Directors (the “Board”) approved a new stock repurchase program (the “New Repurchase Program”). Under the New Repurchase Program, the Board approved a new $150 million stock repurchase authorization. The repurchases may be made from time to time over the twelve months following the announcement of the program, depending on market conditions, share price and other factors. The repurchases may be made in accordance with applicable securities laws in the open market, in block trades, pursuant to pre-arranged trading plans or otherwise and may include derivative transactions. The New Repurchase Program may be suspended or discontinued at any time. The New Repurchase Program does not affect in any way the terms of the previously announced $100 million share repurchase authorization approved by the Board in February 2013 (the “Original Repurchase Program”).

Under the terms of the Original Repurchase Program, as of June 30, 2013, we had repurchased a total of 1.4 million shares at a weighted-average price of $35.63 per share (approximately $49.9 million).

Acquisition of Adap.tv, Inc.

On August 7, 2013, we announced that we had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Carmel Merger Corporation, a Delaware corporation and a wholly-owned subsidiary (“Merger Sub”), Adap.tv, Inc., a Delaware corporation (“Adap.tv”) and Shareholder Representative Services LLC, a Colorado limited liability company, dated as of August 5, 2013. Pursuant to the terms and subject to the conditions of the Merger Agreement, we will acquire Adap.tv by means of a merger of Merger Sub with and into Adap.tv, with Adap.tv becoming our wholly-owned subsidiary.

We will acquire Adap.tv for shares of common stock with an aggregate value of approximately $83 million and estimated cash consideration of approximately $322 million, subject to adjustment for working capital and reduction for indebtedness and transaction expenses of Adap.tv that remain unpaid as of closing. Adap.tv is an online video advertising company whose advertising technology platform provides advertisers and publishers the ability to buy and sell video advertising inventory across desktop, mobile, and connected TV platforms. This acquisition is expected to enhance our offerings to publishers and advertisers, and the results of operations will primarily be reflected within AOL Networks.

This acquisition is subject to customary conditions, including expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The acquisition is expected to close in the third quarter of 2013.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Key Metrics

Key indicators to understanding our operating results include:

•	Growth of advertising revenues;

•	Unique visitors to AOL Properties;

•	Moderation of subscription revenue declines; and

•	Our ability to manage our cost structure.

Audience Metrics

We utilize unique visitor numbers to evaluate the performance of AOL Properties. In addition, we utilize unique visitor numbers to evaluate the reach of our total advertising network, which includes both AOL Properties and the Third Party Network. Unique visitor numbers provide an indication of our consumer reach. Although our consumer reach does not correlate directly to advertising revenue, we believe that our ability to broadly reach diverse demographic and geographic audiences is attractive to advertisers seeking to promote their brands to a variety of consumers without having to partner with multiple content providers. AOL Properties unique visitor numbers include unique visitors attributable to co-branded websites owned by third parties for which certain criteria have been met, including that the internet traffic has been assigned to us through a traffic assignment letter. For the three months ended June 30, 2013, approximately 8.4% of our unique visitors to AOL Properties were attributable to co-branded websites owned by third parties where the internet traffic was assigned to us, compared to approximately 7.1% for the three months ended June 30, 2012.

The source for our unique visitor information is a third party (comScore Media Metrix, or “Media Metrix”).

The following table presents our unique visitor metrics for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Domestic average monthly unique visitors to AOL Properties	116	112	114	110
Domestic average monthly unique visitors to AOL Advertising Network	188	186	187	186

Subscriber Access Metrics

The primary non-financial metrics we monitor for our subscription access service are monthly average churn and average paid tenure. Monthly average churn represents on average the percentage of AOL-brand access subscribers that are either terminated or cancel our services each month, factoring in new and reactivated subscribers. The domestic AOL-brand access subscriber monthly average churn was 1.4% and 1.7% for the three months ended June 30, 2013 and 2012, respectively. Churn has been moderating as our tenured base continues to mature and the value of additional products and services offered to subscribers increases. Average paid tenure represents the average period of time subscribers have paid for domestic AOL-brand internet access. The average paid tenure of our domestic AOL-brand access subscribers was approximately 12.9 years and 11.7 years for the three months ended June 30, 2013 and 2012, respectively.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

Revenues

The following table presents our revenues, by revenue type, for the periods presented (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Revenues:
Advertising	$361.2	$337.8	7%	$720.4	$667.9	8%
Subscription	166.0	175.5	(5)%	331.8	357.6	(7)%
Other	14.1	17.8	(21)%	27.4	35.0	(22)%

Total revenues	$541.3	$531.1	2%	$1,079.6	$1,060.5	2%

The following table presents our revenues, by revenue type, as a percentage of total revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Advertising	67%	64%	67%	63%
Subscription	31	33	31	34
Other	2	3	2	3

Total revenues	100%	100%	100%	100%

Advertising Revenues

Advertising revenues are generated on AOL Properties through display advertising and search advertising, as described in “Overview – Our Business” herein. Agreements for advertising on AOL Properties typically take the form of impression-based contracts in which we provide impressions in exchange for a fixed fee (generally stated as cost-per-thousand impressions), time-based contracts in which we provide promotion over a specified time period for a fixed fee or performance-based contracts in which performance is measured in terms of either “click-throughs” when a user clicks on a company’s advertisement or other user actions such as product/customer registrations, survey participation, sales leads, product purchases or other revenue sharing relationships. In addition, agreements with advertisers can include other advertising-related services such as content sponsorships, exclusivities or advertising effectiveness research.

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

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Advertising revenues on AOL Properties and the Third Party Network for the three and six months ended June 30, 2013 and 2012 are as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
AOL Properties:
Display	$146.2	$139.9	5%	$286.6	$270.2	6%
Search	93.7	86.5	8%	191.8	176.1	9%

Total AOL Properties	239.9	226.4	6%	478.4	446.3	7%
Third Party Network	121.3	111.4	9%	242.0	221.6	9%

Total advertising revenues	$361.2	$337.8	7%	$720.4	$667.9	8%

Advertising revenues increased $23.4 million and $52.5 million for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. The increase in Third Party Network revenue of $9.9 million and $20.4 million for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012 is primarily due to growth in sales of premium formats. Display revenue increased $6.3 million and $16.4 million for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012 primarily due to increased reserved impressions sold on AOL Properties. Search revenue increased $7.2 million and $15.7 million for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012 primarily due to an increase in revenue per search on AOL.com.

Revenues Associated with Google

For all periods presented in this Quarterly Report, we have had a contractual relationship with Google Inc. (“Google”) whereby we generate significant revenues through paid text-based search and contextual advertising on AOL Properties provided by Google. For the three and six months ended June 30, 2013, the revenues associated with the Google relationship (substantially all of which were search revenues generated on AOL Properties) were $89.2 million and $183.4 million, respectively, as compared to $80.5 million and $165.0 million for the three and six months ended June 30, 2012, respectively.

Subscription Revenues

Subscription revenues declined 5% and 7% for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. The decline was due to a 15% decrease in the number of domestic AOL-brand access subscribers between June 30, 2012 and June 30, 2013, which resulted in a decline in subscription revenue of $24.0 million and $48.9 million, respectively. This decline was partially offset by a 12% and 10% increase for the three and six months ended June 30, 2013 as compared to the same periods in 2012, respectively, in domestic average monthly access subscription revenue per AOL-brand access subscriber (“ARPU”). The increase in ARPU for the three and six months ended June 30, 2013, which resulted in an increase in subscription revenue of $16.7 million and $27.8 million, respectively, is primarily due to the simplified pricing structure initiated in late 2011 which continued in 2012 and 2013 as well as an increase related to our value plan strategy that provides additional features and services provided to subscribers.

The number of domestic AOL-brand access subscribers was 2.6 million and 3.0 million at June 30, 2013 and 2012, respectively. ARPU was $20.03 and $19.63 for the three and six months ended June 30, 2013, respectively, compared to $17.92 and $17.90 for the three and six months ended June 30, 2012, respectively. We

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Other Revenues

Other revenues consist of revenues from licensing our proprietary ad serving technology to third parties through ADTECH, licensing revenues from third-party customers of MapQuest’s business-to-business services and fees from mobile carriers associated with our mobile e-mail and instant messaging functionality.

Other revenues decreased 21% and 22% for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012, due to a decrease in production fees related to the divestiture of StudioNow in January 2013, a decrease in revenues from our mobile messaging services and a decline in ADTECH licensing revenues.

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

Operating Costs and Expenses

The following table presents our operating costs and expenses for the periods presented (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Costs of revenues	$399.9	$396.2	1%	$793.0	$780.8	2%
General and administrative	76.6	107.8	(29)%	159.4	204.0	(22)%
Amortization of intangible assets	9.1	9.8	(7)%	18.6	19.6	(5)%
Restructuring costs	4.3	(0.1)	NM	9.1	7.3	25%

NM = not meaningful

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table represents our operating costs and expenses as a percentage of revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating costs and expenses:
Costs of revenues	74%	75%	73%	74%
General and administrative	14	20	15	18
Amortization of intangible assets	2	2	2	2
Restructuring costs	1	-	1	1

Operating costs and expenses	91%	97%	91%	95%

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

Costs of revenues for the three and six months ended June 30, 2013 and 2012 are as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Costs of revenues:
Personnel costs	$158.5	$159.5	(1)%	$319.6	$321.6	(1)%
Facilities costs	13.7	13.2	4%	27.1	27.2	(0)%
TAC	96.3	82.4	17%	193.9	163.2	19%
Network-related costs	35.7	40.2	(11)%	73.8	81.0	(9)%
Non-network depreciation and amortization	14.5	16.2	(10)%	29.8	32.6	(9)%
Other costs of revenues	81.2	84.7	(4)%	148.8	155.2	(4)%

Total costs of revenues	$399.9	$396.2	1%	$793.0	$780.8	2%

The increase in costs of revenues for the three and six months ended June 30, 2013 as compared to the same periods for 2012 was primarily driven by the increase in TAC of $13.9 million and $30.7 million, respectively. The increase in TAC for the three and six months ended June 30, 2013 as compared to the same periods for 2012 was mainly driven by an increase in marketing-related efforts on search revenue of $8.7 million and

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$18.8 million, respectively, and the increase in Third Party Network advertising revenues, which resulted in higher variable revenue share payments to our publishing partners of $4.6 million and $10.1 million, respectively.

Offsetting these overall increases in TAC for the three and six months ended June 30, 2013 as compared to the same periods for 2012 was a decrease in network-related costs of $4.5 million and $7.2 million, respectively, mainly due to fewer depreciable network assets, and a decline in sales tax expense of $7.6 million and $9.6 million, respectively, related to a Virginia sales tax settlement in 2012. The six months ended June 30, 2013 as compared to the same period in 2012 includes an additional decline in sales and use tax expense of $3.5 million due to the settlement of a tax matter resolved in the first quarter of 2013.

General and Administrative

General and administrative expenses decreased $31.2 million and $44.6 million for the three and six months ended June 30, 2013, respectively, as compared to the same periods for 2012. The decrease was primarily due to legal and consulting costs incurred during the three and six months ended June 30, 2012 related to the proxy contest of $8.8 million and $10.6 million, respectively, and costs related to the patent transaction of $5.6 million and $6.4 million, respectively. The decline in legal expenses for the three and six months ended June 30, 2013 also includes a $6.3 million benefit in June 2013 upon favorable resolution of a dispute over amounts to be reimbursed to us from escrow related to a prior acquisition. The amount reimbursed to us relates to legal expenses that were incurred and expensed in prior periods due to the uncertainty of reimbursement from the escrow account.

In addition, overall general and administrative expenses decreased as a result of our continued cost reduction efforts.

Restructuring Costs

For the three and six months ended June 30, 2013 and for the six months ended June 30, 2012, we incurred restructuring costs of $4.3 million, $9.1 million and $7.3 million, respectively, related to organizational changes made in an effort to improve our ability to execute our strategy. These restructuring expenses were related to involuntary terminations of employees.

Other Transactions Impacting Operating Income

The following table presents other transactions impacting operating income for the periods presented (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Income from licensing of intellectual property	$ -	$ (96.0)	(100)%	$ -	$ (96.0)	(100)%
(Gain) loss on disposal of assets, net	(0.5)	(945.8)	(100)%	(2.3)	(945.8)	(100)%

During the second quarter of 2012, we sold approximately 800 of our patents and their related patent applications (the “Sold Patents”) to Microsoft Corporation (“Microsoft”) and granted Microsoft a non-exclusive license to our retained patent portfolio. Income from licensing of intellectual property of $96.0 million for the

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

three and six months ended June 30, 2012 reflects the license of our retained patent portfolio to Microsoft in June 2012. The gain on disposal of assets, net of $945.8 million for the three and six months ended June 30, 2012 reflects the sale of the Sold Patents to Microsoft.

Operating Income (Loss)

Operating income decreased $1,007.3 million and $988.8 million for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012 due to the gain on the disposition of the Sold Patents, income from licensing of intellectual property in June 2012 and an increase in costs of revenues and restructuring costs, partially offset by an increase in revenue and declines in general and administrative costs.

Other Income Statement Amounts

The following table presents our other income statement amounts for the periods presented (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Other income (loss), net	$ (0.7)	$ (1.1)	36%	$ (3.5)	$ 7.3	NM
Income tax provision	23.2	87.5	(73)%	44.7	106.3	(58)%

Other Income (Loss), Net

There were no significant changes in other income (loss), net for the three months ended June 30, 2013 as compared to the same period in 2012. Other loss, net was $3.5 million for the six months ended June 30, 2013 as compared to other income, net of $7.3 million for the same period in 2012. The decrease was due to the $10.8 million non-cash gain related to the consolidation of Ad.com Japan recorded in the first quarter of 2012.

Income Tax Provision

We recorded pre-tax income from operations of $51.2 million and related income tax expense of $23.2 million, which resulted in an effective tax rate of 45.3% for the three months ended June 30, 2013, as compared to an effective tax rate of 8.3% for the three months ended June 30, 2012. The effective tax rate for the three months ended June 30, 2013 differed from the statutory U.S. federal income tax rate of 35.0% primarily due to the tax impact of foreign losses that did not produce a tax benefit. The effective tax rate for the three months ended June 30, 2012 differed substantially from the statutory U.S. federal income tax rate of 35.0% primarily due to the tax impact of the patent transaction with Microsoft in June 2012. The patent transaction consisted of two elements: first, the sale of patents and the stock of a subsidiary, and second, the licensing of our retained patent portfolio, resulting in pre-tax income of $1,041.8 million. No material cash taxes have been paid to date due to existing net operating losses which offset substantially all of the ordinary income. However, for book purposes, this transaction resulted in income tax expense of $71.5 million. The tax expense related primarily to ordinary income realized on the transaction, the majority of which is due to the licensing portion. In addition, the transaction created a significant capital loss due to the tax basis in the disposed subsidiary. We do not believe it is more likely than not that this capital loss will be realized, and accordingly, recorded a full valuation allowance on the capital loss generated by the patent transaction. In addition to the impacts of the patent transaction on income tax expense, we also had foreign losses that did not produce a tax benefit.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We recorded pre-tax income from operations of $98.3 million and related income tax expense of $44.7 million, which resulted in an effective tax rate of 45.5% for the six months ended June 30, 2013, as compared to an effective tax rate of 9.7% for the six months ended June 30, 2012. The effective tax rate for the six months ended June 30, 2013 differed from the statutory U.S. federal income tax rate of 35.0% primarily due to the impact of foreign losses that did not produce a tax benefit. The effective tax rate for the six months ended June 30, 2012 differed substantially from the statutory U.S. federal income tax rate of 35.0% primarily due to the tax impact of the patent transaction with Microsoft in June 2012, described above.

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

Adjusted OIBDA is not a financial measure under generally accepted accounting principles (“GAAP”) and may be different than similarly-titled non-GAAP financial measures used by other companies. The presentation of this financial information is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents our reconciliation of Adjusted OIBDA to operating income (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Operating income	$51.9	$1,059.2	(95)%	$101.8	$1,090.6	(91)%
Add: Depreciation	32.3	35.2	(8)%	65.4	71.3	(8)%
Add: Amortization of intangible assets	9.1	9.8	(7)%	18.6	19.6	(5)%
Add: Restructuring costs	4.3	(0.1)	NM	9.1	7.3	25%
Add: Equity-based compensation	9.9	8.6	15%	19.6	17.2	14%
Add: Asset impairments and write-offs	1.3	1.9	(32)%	1.4	2.8	(50)%
Add: Losses/(gains) on disposal of assets, net	(0.5)	(946.0)	(100)%	(2.3)	(946.4)	(100)%
Add: Special items	-	(74.0)	(100)%	-	(74.0)	(100)%

Adjusted OIBDA	$108.3	$94.6	14%	$213.6	$188.4	13%

Adjusted OIBDA increased for the three and six months ended June 30, 2013 as compared to the same periods in 2012 due primarily to the increase in revenues and decline in general and administrative costs, partially offset by the increase in costs of revenues.

Special items for the three and six months ended June 30, 2012 include patent licensing income of $96.0 million, partially offset by costs related to the patent sale and return of the related proceeds to shareholders of $5.6 million, costs related to the proxy contest of $8.8 million and $7.6 million related to a tax settlement.

Segment Results of Operations

We have three reportable segments which are determined based on the properties, products and services we provide and how our chief operating decision maker (“CODM”) evaluates the business. Our segment results reflect information presented on the same basis that we use for internal management reporting. The segment profitability measure used in our internal management reporting and presented herein is Adjusted OIBDA. See “Note 10” in our accompanying consolidated financial statements for additional information on our segments and a reconciliation of total consolidated Adjusted OIBDA to operating income (loss).

The following is a summary of segment operating results for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Revenue:
Brand Group	$190.3	$173.5	10%	$379.9	$340.0	12%
Membership Group	213.8	227.8	(6)%	425.3	462.8	(8)%
AOL Networks	160.4	153.4	5%	321.3	302.2	6%
Corporate and Other	0.3	0.3	- %	0.6	0.9	(33)%
Intersegment eliminations	(23.5)	(23.9)	2%	(47.5)	(45.4)	(5)%

Total Revenue:	$541.3	$531.1	2%	$1,079.6	$1,060.5	2%

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Adjusted OIBDA:
Brand Group	$(1.4)	$(15.2)	91%	$(6.3)	$(32.0)	80%
Membership Group	151.6	158.3	(4)%	298.0	317.8	(6)%
AOL Networks	(11.3)	(0.3)	NM	(13.8)	0.6	NM
Corporate and Other	(30.6)	(48.2)	37%	(64.3)	(98.0)	34%

Total Adjusted OIBDA:	$108.3	$94.6	14%	$213.6	$188.4	13%

Brand Group

Brand Group revenue increased for the three and six months ended June 30, 2013 as compared to the same periods in 2012, reflecting an increase in global display revenue of $9.6 million and $22.4 million, respectively, and an increase in search revenue of $7.9 million and $19.1 million, respectively. Global display revenue increased for the three and six months ended June 30, 2013 as compared to the same periods in 2012 primarily due to increased reserved impressions sold on AOL Properties. The increase in search revenues for the three and six months ended June 30, 2013 as compared to the same periods in 2012 was driven by an increase in revenue per search on AOL.com.

Brand Group Adjusted OIBDA increased for the three and six months ended June 30, 2013 as compared to the same periods in 2012, reflecting the increases in revenue discussed above partially offset by an increase in TAC as a result of our marketing-related efforts on search and an increase in personnel expenses in areas of strategic focus.

Membership Group

Membership Group revenue decreased for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. The declines were due to the 15% decline in our domestic AOL-brand access subscribers, which resulted in a decline in subscription revenue of $24.0 million and $48.9 million, respectively. This decline was partially offset by an increase in ARPU of 12% and 10%, respectively, which resulted in an increase in subscription revenue of $16.7 million and $27.8 million, respectively. This increase is primarily due to the simplified pricing structure initiated in late 2011 which continued in 2012 and 2013 as well as an increase related to our value plan strategy that provides additional features and services provided to subscribers.

Membership Group Adjusted OIBDA decreased for the three and six months ended June 30, 2013 as compared to the same periods in 2012 due to the decrease in revenue discussed above, partially offset by declines in costs which resulted from the declines in domestic AOL-brand access subscribers.

AOL Networks

AOL Networks revenue increased for the three and six months ended June 30, 2013 as compared to the same periods in 2012 primarily due to growth in sales of premium formats, partially offset by the absence of revenue from StudioNow due to the divestiture in Q1 2013. For the three and six months ended June 30, 2012, StudioNow contributed $3.2 million and $6.2 million, respectively, in revenue to AOL Networks. To a lesser extent, AOL Networks revenue increases were offset by a decline in the sale of AOL Properties inventory through the Third Party Network.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AOL Networks Adjusted OIBDA decreased for the three and six months ended June 30, 2013 as compared to the same periods in 2012 due to continued investment in premium formats and our demand side and supply side platforms, which offset the increase in revenues net of TAC.

Corporate and Other

In addition to the above reportable segments, we have a corporate and other category that includes activities that are not directly attributable or allocable to a specific segment. This category primarily consists of costs associated with broad corporate functions including legal, human resources, finance and accounting, and activities not directly attributable to a segment such as tax settlements and other general business costs.

For the three and six months ended June 30, 2013 as compared to the same periods in 2012, corporate and other Adjusted OIBDA improved due to declines in marketing and outside services costs as a result of cost reduction efforts, as well as a favorable resolution of an escrow reimbursement in June 2013, discussed above.

Liquidity and Capital Resources

Current Financial Condition

Historically, the cash we generate has been sufficient to fund our working capital, capital expenditure and financing requirements. Forecasts of future cash flows are dependent on many factors, including future economic conditions and the execution of our strategy. We currently expect to fund our ongoing working capital, investing and financing requirements, including future repurchases of common stock, through our existing cash balance, cash flows from operations and the Credit Facility Agreement. See “Principal Debt Obligations” for additional information on the Credit Facility Agreement.

At June 30, 2013, our cash and equivalents totaled $483.4 million, as compared to $466.6 million at December 31, 2012. Our cash and equivalents consist of highly liquid short-term investments that are readily convertible to cash. Approximately 15% of our cash and equivalents as of June 30, 2013 is held internationally, primarily in Luxembourg, the United Kingdom, Japan, Germany and India, and is utilized to fund our foreign operations. Cash held internationally may be repatriated and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe the cash balance in the U.S. is sufficient to fund our domestic working capital needs.

Summary Cash Flow Information

Our cash flows from operations are driven by net income adjusted for non-cash items such as depreciation and amortization, equity-based compensation expense and other activities impacting net income such as the gains and losses on the sale of assets or operating subsidiaries. Cash flows from investing activities consist primarily of the cash used in the acquisitions of various businesses and cash used for capital expenditures. Capital expenditures and product development costs are mainly for the purchase of computer hardware, software, network equipment, furniture, fixtures and other office equipment. Cash flows from financing activities relate primarily to repurchases of common stock, principal payments made on capital lease obligations, tax withholdings related to net share settlements of restricted stock units and proceeds from the exercise of stock options.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Activities

The following table presents cash provided by operating activities for the periods presented (in millions):

	Six Months Ended June 30,
	2013	2012
Net income	$53.6	$991.6
Adjustments for non-cash and non-operating items:
Depreciation and amortization	84.0	90.9
Asset impairments and write-offs	1.4	2.8
(Gain) loss on step acquisition and disposal of assets, net	(1.6)	(956.6)
Equity-based compensation	19.6	17.2
Deferred income taxes	23.9	85.6
All other, net, including working capital changes	(50.9)	(44.4)

Cash provided by operating activities	$130.0	$187.1

Cash provided by operating activities decreased $57.1 million for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to the decrease in operating income of $43.0 million (excluding the $945.8 million gain on the sale of patents during the second quarter of 2012) driven by the $96 million cash received from licensing our retained patent portfolio to Microsoft during the second quarter of 2012, timing of payments for certain marketing and legal costs and higher employee bonus payments in 2013 compared to 2012, partially offset by lower deferred compensation, TAC and restructuring payments in 2013.

Investing Activities

The following table presents cash (used) provided by investing activities for the periods presented (in millions):

	Six Months Ended June 30,
	2013	2012
Investments and acquisitions, net of cash acquired	$(6.6)	$1.1
Proceeds from disposal of assets, net	1.0	960.5
Capital expenditures and product development costs	(33.0)	(31.7)

Cash (used) provided by investing activities	$(38.6)	$929.9

Cash used by investing activities was $38.6 million for the six months ended June 30, 2013, as compared to cash provided by investing activities of $929.9 million for the six months ended June 30, 2012. The six months ended June 30, 2012 include $960 million in proceeds from the disposition of the Sold Patents in the second quarter of 2012.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financing Activities

The following table presents cash used by financing activities for the periods presented (in millions):

	Six Months Ended June 30,
	2013	2012
Repurchase of common stock	$(49.9)	$(35.8)
Principal payments on capital leases	(29.9)	(28.1)
Tax withholdings related to net share settlements of restricted stock units	(12.0)	(6.1)
Proceeds from exercise of stock options	17.5	16.6
Other financing activities	1.9	0.2

Cash used by financing activities	$(72.4)	$(53.2)

Cash used by financing activities increased $19.2 million for the six months ended June 30, 2013, as compared to the same period in 2012, primarily due to the $14.1 million increase in cash paid for the repurchase of our common stock and the $5.9 million increase in tax withholdings related to net share settlements of restricted stock units.

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

The following table presents our reconciliation of Free Cash Flow to cash provided by operating activities (in millions):

	Six Months Ended June 30,
	2013	2012
Cash provided by operating activities	$130.0	$187.1
Less: Capital expenditures and product development costs	33.0	31.7
Less: Principal payments on capital leases	29.9	28.1

Free Cash Flow	$67.1	$127.3

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Free Cash Flow decreased $60.2 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This decrease is due to the decrease in cash provided by operating activities, discussed in “Summary Cash Flow Information—Operating Activities” above.

Principal Debt Obligations

On July 1, 2013, we entered into the Credit Facility Agreement, which we intend to use, as necessary, for general corporate purposes. The maturity date of the Credit Facility Agreement is July 1, 2018. To date, we have not borrowed under the terms of the Credit Facility Agreement. See “Note 11” in our accompanying consolidated financial statements for additional information.

Customer Credit Risk

Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed-upon contractual payment obligations. Credit risk originates from sales of advertising and subscription access service and is dispersed among many different counterparties. No single customer had a receivable balance at June 30, 2013 greater than 10% of total net receivables.

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

The new guidance will become effective for us in January 2014. We do not expect the new guidance to have a material impact on the way we currently release cumulative translation adjustments into net income upon deconsolidation of a subsidiary.

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

AOL INC.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information we are required to disclose in our financial reports is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to senior management, as appropriate, to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013, at a reasonable assurance level.

Changes to Internal Control Over Financial Reporting

We have evaluated the changes in our internal control over financial reporting that occurred during the three and six months ended June 30, 2013 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Advertising	$361.2	$337.8	$720.4	$667.9
Subscription	166.0	175.5	331.8	357.6
Other	14.1	17.8	27.4	35.0

Total revenues	541.3	531.1	1,079.6	1,060.5
Costs of revenues	399.9	396.2	793.0	780.8
General and administrative	76.6	107.8	159.4	204.0
Amortization of intangible assets	9.1	9.8	18.6	19.6
Restructuring costs	4.3	(0.1)	9.1	7.3
Income from licensing of intellectual property	-	(96.0)	-	(96.0)
(Gain) loss on disposal of assets, net	(0.5)	(945.8)	(2.3)	(945.8)

Operating income	51.9	1,059.2	101.8	1,090.6
Other income (loss), net	(0.7)	(1.1)	(3.5)	7.3

Income from operations before income taxes	51.2	1,058.1	98.3	1,097.9
Income tax provision	23.2	87.5	44.7	106.3

Net income	$28.0	$970.6	$53.6	$991.6
Net (income) loss attributable to noncontrolling interests	0.5	0.2	0.8	0.3

Net income attributable to AOL Inc.	$28.5	$970.8	$54.4	$991.9

Per share information attributable to AOL Inc. common stockholders:
Basic net income per common share	$0.37	$10.37	$0.71	$10.55

Diluted net income per common share	$0.35	$10.17	$0.67	$10.42

Shares used in computing basic income per common share	77.2	93.6	77.1	94.0

Shares used in computing diluted income per common share	81.5	95.5	81.4	95.2

Comprehensive income attributable to AOL Inc.:
Comprehensive income	$26.3	$957.3	$48.1	$977.4
Comprehensive (income) loss attributable to noncontrolling interests	1.3	(0.3)	3.2	0.5

Comprehensive income attributable to AOL Inc.	$27.6	$957.0	$51.3	$977.9

See accompanying notes.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and equivalents	$483.4	$466.6
Accounts receivable, net of allowances of $7.1 and $6.6, respectively	323.4	351.9
Prepaid expenses and other current assets	32.6	28.5
Deferred income taxes, net	38.6	40.6

Total current assets	878.0	887.6
Property and equipment, net	472.1	478.3
Goodwill	1,079.9	1,084.1
Intangible assets, net	113.0	133.2
Long-term deferred income taxes, net	129.5	148.8
Other long-term assets	75.4	65.3

Total assets	$2,747.9	$2,797.3

Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities:
Accounts payable	$75.5	$76.1
Accrued compensation and benefits	78.9	151.4
Accrued expenses and other current liabilities	147.8	175.3
Deferred revenue	67.7	57.8
Current portion of obligations under capital leases	54.6	49.6

Total current liabilities	424.5	510.2
Long-term portion of obligations under capital leases	50.8	56.3
Long-term deferred income taxes	4.6	5.8
Other long-term liabilities	81.2	73.8

Total liabilities	561.1	646.1

Commitments and contingencies (see Note 9)

Redeemable noncontrolling interest (see Note 1)	10.3	13.4

Equity:
Common stock, $0.01 par value, 111.5 million shares issued and 76.6 million shares outstanding as of June 30, 2013 and 110.1 million shares issued and 76.6 million shares outstanding as of December 31, 2012	1.1	1.1
Additional paid-in capital	3,525.4	3,457.5
Accumulated other comprehensive income (loss), net	(297.2)	(294.1)
Accumulated deficit	(131.3)	(188.0)
Treasury stock, at cost, 34.9 million shares as of June 30, 2013 and 33.5 million shares as of December 31, 2012	(922.2)	(838.4)

Total stockholders’ equity	2,175.8	2,138.1
Noncontrolling interest	0.7	(0.3)

Total equity	2,176.5	2,137.8

Total liabilities, redeemable noncontrolling interest and equity	$2,747.9	$2,797.3

See accompanying notes.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; In millions)

	Six Months Ended June 30,
	2013	2012
Operating Activities
Net income	$53.6	$991.6
Adjustments for non-cash and non-operating items:
Depreciation and amortization	84.0	90.9
Asset impairments and write-offs	1.4	2.8
(Gain) loss on step acquisition and disposal of assets, net	(1.6)	(956.6)
Equity-based compensation	19.6	17.2
Deferred income taxes	23.9	85.6
Other non-cash adjustments	4.8	(3.2)
Changes in operating assets and liabilities, net of acquisitions	(55.7)	(41.2)

Cash provided by operating activities	130.0	187.1

Investing Activities
Investments and acquisitions, net of cash acquired	(6.6)	1.1
Proceeds from disposal of assets, net	1.0	960.5
Capital expenditures and product development costs	(33.0)	(31.7)

Cash (used) provided by investing activities	(38.6)	929.9

Financing Activities
Repurchase of common stock	(49.9)	(35.8)
Principal payments on capital leases	(29.9)	(28.1)
Tax withholdings related to net share settlements of restricted stock units	(12.0)	(6.1)
Proceeds from exercise of stock options	17.5	16.6
Other financing activities	1.9	0.2

Cash used by financing activities	(72.4)	(53.2)

Effect of exchange rate changes on cash and equivalents	(2.2)	(2.8)
Increase in cash and equivalents	16.8	1,061.0
Cash and equivalents at beginning of period	466.6	407.5

Cash and equivalents at end of period	$483.4	$1,468.5

Supplemental disclosures of cash flow information
Cash paid for interest	$2.8	$3.0

Cash paid for income taxes	$6.0	$3.9

See accompanying notes.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited; In millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Accumulated Deficit	Treasury Stock, at Cost	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2011	94.3	$1.1	$3,422.4	$(287.5)	$(789.8)	$(173.6)	$-	$2,172.6
Net income (loss)	-	-	-	-	991.9	-	(0.2)	991.7
Unrealized gain on equity method investments	-	-	-	0.1	-	-	-	0.1
Foreign currency translation adjustments	-	-	-	(14.1)	-	-	-	(14.1)

Comprehensive income (loss)	-	-	-	(14.0)	991.9	-	(0.2)	977.7
Amounts related to equity-based compensation, net of tax withholdings	-	-	16.3	-	-	-	-	16.3
Issuance of common stock	1.7	-	16.6	-	-	-	-	16.6
Repurchase of common stock	(2.1)	-	-	-	-	(35.8)	-	(35.8)

Balance at June 30, 2012	93.9	$1.1	$3,455.3	$(301.5)	$202.1	$(209.4)	$(0.2)	$3,147.4

Balance at December 31, 2012	76.6	$1.1	$3,457.5	$(294.1)	$(188.0)	$(838.4)	$(0.3)	$2,137.8
Net income (loss)	-	-	-	-	54.4	-	(0.6)	53.8
Foreign currency translation adjustments	-	-	-	(3.1)	-	-	(0.1)	(3.2)

Comprehensive income (loss)	-	-	-	(3.1)	54.4	-	(0.7)	50.6
Contributions from noncontrolling interest owners	-	-	-	-	-	-	1.7	1.7
Amounts related to equity-based compensation, net of tax withholdings (see Note 6)	-	-	12.8	-	-	-	-	12.8
Issuance of common stock	1.4	-	21.2	-	-	-	-	21.2
Repurchase of common stock	(1.4)	-	33.9	-	-	(83.8)	-	(49.9)
Other	-	-	-	-	2.3	-	-	2.3

Balance at June 30, 2013	76.6	$1.1	$3,525.4	$(297.2)	$(131.3)	$(922.2)	$0.7	$2,176.5

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

Redeemable Noncontrolling Interest

The noncontrolling interest in a joint venture between Mitsui & Company Ltd. and AOL (“Ad.com Japan”) is classified outside of permanent equity in the Company’s consolidated balance sheet for all periods presented due to a redemption right available to the noncontrolling interest holder in the future. The noncontrolling interest holder’s right to redeem its stock is exercisable any time between July 1 and July 30 of any year, commencing with July 1, 2014. Net income in the consolidated statements of comprehensive income (loss) reflects 100 percent of the results of Ad.com Japan for all periods presented as the Company has a controlling interest in the entity. Net income is subsequently adjusted to exclude AOL’s noncontrolling interests to arrive at net income attributable to AOL Inc.

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

For each of the three and six months ended June 30, 2013, the Company had 1.1 million of weighted-average potentially dilutive common shares that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive for that period. For the three and six months ended June 30, 2012, the Company had 2.6 million and 6.9 million, respectively, of weighted-average potentially dilutive common shares that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive for that period.

The following table is a reconciliation of basic and diluted net income attributable to AOL Inc. common stockholders per common share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to AOL Inc. common stockholders	$28.5	$970.8	$54.4	$991.9

Shares used in computing basic income per common share	77.2	93.6	77.1	94.0
Dilutive effect of equity-based awards	4.3	1.9	4.3	1.2

Shares used in computing diluted income per common share	81.5	95.5	81.4	95.2

Basic net income per common share	$0.37	$10.37	$0.71	$10.55

Diluted net income per common share	$0.35	$10.17	$0.67	$10.42

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—GOODWILL

A summary of changes in the Company’s goodwill during the six months ended June 30, 2013 is as follows (in millions):

	December 31, 2012	Acquisitions	Dispositions	Translation Adjustments	June 30, 2013
Brand Group
Gross Goodwill	$282.2	$1.7	$(0.2)	$-	$283.7

Net Goodwill	282.2	1.7	(0.2)	-	283.7

Membership Group
Gross Goodwill	604.2	-	-	-	604.2

Net Goodwill	604.2	-	-	-	604.2

AOL Networks
Gross Goodwill	180.2	-	(3.5)	(2.2)	174.5

Net Goodwill	180.2	-	(3.5)	(2.2)	174.5

Patch
Gross Goodwill	17.5	-	-	-	17.5

Net Goodwill	17.5	-	-	-	17.5

Corporate and Other
Gross Goodwill	35,625.1	-	-	-	35,625.1
Impairments	(35,625.1)	-	-	-	(35,625.1)

Net Goodwill	-	-	-	-	-

Consolidated
Gross Goodwill	36,709.2	1.7	(3.7)	(2.2)	36,705.0
Impairments	(35,625.1)	-	-	-	(35,625.1)

Net Goodwill	$1,084.1	$1.7	$(3.7)	$(2.2)	$1,079.9

The decrease in goodwill for the six months ended June 30, 2013 was due primarily to the divestiture of StudioNow during the first quarter of 2013. See “Note 4” for additional information on this divestiture.

NOTE 4—BUSINESS ACQUISITIONS, DISPOSITIONS AND OTHER SIGNIFICANT TRANSACTIONS

During the first quarter of 2013, the Company disposed of controlling interests in both StudioNow and about.me in two separate transactions. In aggregate, the Company recorded a gain of $2.2 million on these transactions which is included in gain on disposal of assets in the Company’s statement of comprehensive income (loss). The retained interests held by the Company in StudioNow and about.me are being accounted for under the cost method as the Company does not exercise significant influence over either business. Due to the Company’s significant continuing involvement with each of the disposed entities, these dispositions did not meet the criteria to be classified as discontinued operations in the Company’s financial statements.

NOTE 5—INCOME TAXES

The Company recorded pre-tax income from operations of $51.2 million and related income tax expense of $23.2 million, which resulted in an effective tax rate of 45.3% for the three months ended June 30, 2013, as

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

compared to an effective tax rate of 8.3% for the three months ended June 30, 2012. The effective tax rate for the three months ended June 30, 2013 differed from the statutory U.S. federal income tax rate of 35.0% primarily due to the tax impact of foreign losses that did not produce a tax benefit. The effective tax rate for the three months ended June 30, 2012 differed substantially from the statutory U.S. federal income tax rate of 35.0% primarily due to the tax impact of the patent transaction in June 2012. The patent transaction consisted of two elements: first, the sale of patents and the stock of a subsidiary, and second, the licensing of the Company’s retained patent portfolio, resulting in pre-tax income of $1,041.8 million. No material cash taxes have been paid to date, due to existing net operating losses which offset substantially all of the ordinary income. However, for book purposes, this transaction resulted in income tax expense of $71.5 million. The tax expense related primarily to ordinary income realized on the transaction, the majority of which is due to the licensing portion. In addition, the transaction created a significant capital loss due to the tax basis in the disposed subsidiary. The Company does not believe it is more likely than not that this capital loss will be realized, and accordingly, recorded a full valuation allowance on the capital loss generated by the patent transaction. In addition to the impacts of the patent transaction on income tax expense, the Company also had foreign losses in 2012 that did not produce a tax benefit.

The Company recorded pre-tax income from operations of $98.3 million and related income tax expense of $44.7 million, which resulted in an effective tax rate of 45.5% for the six months ended June 30, 2013, as compared to an effective tax rate of 9.7% for the six months ended June 30, 2012. The effective tax rate for the six months ended June 30, 2013 differed from the statutory U.S. federal income tax rate of 35.0% primarily due to the impact of foreign losses that did not produce a tax benefit. The effective tax rate for the six months ended June 30, 2012 differed substantially from the statutory U.S. federal income tax rate of 35.0% primarily due to the tax impact of the patent transaction in June 2012, described above.

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

During the six months ended June 30, 2013, the Company recorded a $12.8 million increase to additional paid-in capital as a result of equity-based compensation transactions. Included in this amount was $21.8 million related to expense incurred under AOL’s equity-based compensation plan, which includes $2.2 million recorded within restructuring costs related to the vesting of certain equity awards granted to the Company’s former chief operating officer in the first quarter of 2013, as well as an offsetting reduction of $9.0 million related to tax withholdings on the vesting of restricted stock units (“RSUs”).

Accelerated Stock Repurchase Agreement

On August 26, 2012, the Company entered into a fixed dollar collared accelerated stock repurchase agreement with Barclay’s Capital Inc. (“Barclays”), as agent for Barclays Bank PLC, effective August 27, 2012 (the “ASR Agreement”). Under the ASR Agreement, on August 30, 2012, the Company paid $654.1 million

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

from cash on hand to Barclays to repurchase outstanding shares of common stock. No shares were repurchased under the ASR Agreement for the six months ended June 30, 2013.

On April 22, 2013, the repurchase program under the ASR Agreement was completed. Since the final volume-weighted average price of the Company’s stock was above the adjusted cap price established under the ASR Agreement, no additional shares were delivered upon completion of the program. The total amount of shares repurchased by the Company under the ASR Agreement was 18.4 million shares at a cap price of $32.69. The $654.1 million is reflected within treasury stock in the Company’s consolidated balance sheet as of June 30, 2013.

Stock Repurchase Program

On February 8, 2013, we announced that the Board approved a stock repurchase program (“Original Repurchase Program”), which authorizes us to repurchase up to $100.0 million of our outstanding shares of common stock from time to time over the twelve months following the announcement of the program. Repurchases are subject to market conditions, share price and other factors. Repurchases will be made in accordance with applicable securities laws in the open market, in block trades, pursuant to pre-arranged trading plans, private transactions, and may include derivative transactions. The repurchase program may be suspended or discontinued at any time.

Under the terms of the Original Repurchase Program, as of June 30, 2013, the Company repurchased a total of 1.4 million shares at a weighted-average price of $35.63 per share (approximately $49.9 million).

NOTE 7—EQUITY-BASED COMPENSATION

Equity-Based Compensation Expense

Compensation expense recognized by AOL related to its equity-based compensation plans is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options	$2.6	$4.5	$5.8	$8.8
RSUs and PSUs	6.8	4.1	12.9	8.4
Employee Stock Purchase Program	0.5	-	0.9	-

Total equity-based compensation expense	$9.9	$8.6	$19.6	$17.2

Tax benefit recognized	$3.9	$3.4	$7.7	$6.8

As of June 30, 2013, the Company had 7.6 million stock options and 2.6 million RSUs/Performance Stock Units (PSUs) outstanding to employees, advisors and non-employee directors. The weighted-average exercise price of the stock options and the weighted-average grant date fair value of the RSUs/PSUs outstanding as of June 30, 2013 were $20.80 and $29.67, respectively.

As of June 30, 2013, total unrecognized compensation cost related to unvested AOL stock option awards was $23.6 million and is expected to be recognized over a weighted-average period of approximately 2.3 years. Total unrecognized compensation cost as of June 30, 2013 related to unvested RSUs/PSUs was $50.0 million and is expected to be recognized over a weighted-average period of approximately 2.2 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation expense related to these awards will be different from the Company’s expectations.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AOL Stock Options

The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value AOL stock options at their grant date for stock options granted during the periods presented:

	Six Months Ended June 30,
	2013	2012
Expected volatility	37.0%	39.6%
Expected term to exercise from grant date	4.97 years	5.33 years
Risk-free rate	0.9%	0.9%
Expected dividend yield	0.0%	0.0%

NOTE 8—RESTRUCTURING COSTS

For the six months ended June 30, 2013, the Company incurred $9.1 million of restructuring costs related to organizational changes made during 2013.

A summary of AOL’s restructuring activity for the six months ended June 30, 2013 is as follows (in millions):

	Employee Terminations	Other Exit Costs	Total
Liability at December 31, 2012	$1.4	$2.6	$4.0
Restructuring expense	9.4	(0.3)	9.1
Foreign currency translation and other adjustments	(2.3)	-	(2.3)
Cash paid	(3.5)	(1.0)	(4.5)

Liability at June 30, 2013	$5.0	$1.3	$6.3

At June 30, 2013, of the remaining liability of $6.3 million, $5.1 million was classified as a current liability within accrued expenses and other current liabilities, with the remaining $1.2 million classified within other long-term liabilities in the consolidated balance sheet. Amounts classified as long-term are expected to be paid through 2016.

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2013, the Company received notice that the Attorney General for the State of Florida is investigating a number of advertising companies, including Advertising.com, regarding the placement of allegedly deceptive third-party advertising on their online advertising networks. The Company is cooperating with the investigation and has responded to various information requests.

While the results of claims, suits, proceedings and investigations cannot be predicted with certainty, management does not believe that, based on current knowledge and the likely timing of resolution of the various matters, any additional reasonably possible potential losses above the amount accrued for such matters would be material to the Company’s financial statements. Regardless of the outcome, legal proceedings can have an adverse effect on the Company because of defense costs, diversion of management resources and other factors.

NOTE 10—SEGMENT INFORMATION

The Company’s segments are determined based on the properties, products and services it provides and how the chief operating decision maker (“CODM”) evaluates the business. The Company’s chief executive officer is the Company’s CODM for the six months ended June 30, 2013.

The CODM uses adjusted operating income before depreciation and amortization (“Adjusted OIBDA”) to evaluate the performance of the segments and allocate resources. Management considers Adjusted OIBDA to be the appropriate metric to evaluate and compare the ongoing operating performance of the Company’s business on a consistent basis across reporting periods, as it eliminates the effect of noncash items which the Company does not believe are indicative of its core operating performance. This measure of profit or loss is considered to be a non-GAAP measure, and may be different than similarly-titled non-GAAP financial measures used by other companies.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the three and six months ended June 30, 2013 and 2012 is as follows (in millions):

	Brand Group	Membership Group	AOL Networks	Corporate and Other	Consolidated Total
Three months ended June 30, 2013:
Revenues from external customers
Advertising	$171.8	$38.2	$151.1	$0.1	$361.2
Subscription	-	166.0	-	-	166.0
Other	4.1	3.1	6.7	0.2	14.1
Revenues from transactions with other segments	14.4	6.5	2.6	(23.5)	-

Total revenue	$190.3	$213.8	$160.4	$(23.2)	$541.3

Adjusted OIBDA	$(1.4)	$151.6	$(11.3)	$(30.6)	$108.3

Six months ended June 30, 2013:
Revenues from external customers
Advertising	$344.6	73.4	302.3	0.1	720.4
Subscription	-	331.8	-	-	331.8
Other	7.2	5.7	14.0	0.5	27.4
Revenues from transactions with other segments	28.1	14.4	5.0	(47.5)	-

Total revenue	$379.9	$425.3	$321.3	$(46.9)	$1,079.6

Adjusted OIBDA	$(6.3)	$298.0	$(13.8)	$(64.3)	$213.6

Three months ended June 30, 2012:
Revenues from external customers
Advertising	$156.5	$40.0	$141.2	$0.1	$337.8
Subscription	-	175.5	-	-	175.5
Other	3.8	4.6	9.2	0.2	17.8
Revenues from transactions with other segments	13.2	7.7	3.0	(23.9)	-

Total revenue	$173.5	$227.8	$153.4	$(23.6)	$531.1

Adjusted OIBDA	$(15.2)	$158.3	$(0.3)	$(48.2)	$94.6

Six months ended June 30, 2012:
Revenues from external customers
Advertising	$308.7	$81.9	$277.1	$0.2	$667.9
Subscription	-	357.6	-	-	357.6
Other	6.9	8.2	19.2	0.7	35.0
Revenues from transactions with other segments	24.4	15.1	5.9	(45.4)	-

Total revenue	$340.0	$462.8	$302.2	$(44.5)	$1,060.5

Adjusted OIBDA	$(32.0)	$317.8	$0.6	$(98.0)	$188.4

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s reconciliation of Adjusted OIBDA to operating income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating income	$51.9	$1,059.2	$101.8	$1,090.6
Add: Depreciation	32.3	35.2	65.4	71.3
Add: Amortization of intangible assets	9.1	9.8	18.6	19.6
Add: Restructuring costs	4.3	(0.1)	9.1	7.3
Add: Equity-based compensation	9.9	8.6	19.6	17.2
Add: Asset impairments and write-offs	1.3	1.9	1.4	2.8
Add: Losses/(gains) on disposal of assets, net	(0.5)	(946.0)	(2.3)	(946.4)
Add: Special items	-	(74.0)	-	(74.0)

Adjusted OIBDA	$108.3	$94.6	$213.6	$188.4

Special items for the three and six months ended June 30, 2012 include patent licensing income of $96.0 million, partially offset by costs related to the patent sale and return of the related proceeds to shareholders of $5.6 million, costs related to the proxy contest of $8.8 million and $7.6 million related to a tax settlement.

Due to the nature of the Company’s operations, a majority of its assets are utilized across all segments. In addition, segment assets are not reported to, or used by, the CODM function to allocate resources or assess performance of the Company’s segments. Accordingly, the Company has not disclosed asset information by segment.

Information about Geographical Areas

The following table presents revenues in different geographical locations (in millions):

	Three Months Ended June 30,(a)		Six Months Ended June 30,(a)
	2013	2012	2013	2012
United States	$480.8	$474.4	$957.8	$950.8
United Kingdom	23.4	23.4	48.1	47.6
Canada	11.7	9.7	22.7	17.0
Germany	9.3	8.1	18.3	17.1
Japan	7.2	8.0	16.3	14.9
Other international	8.9	7.5	16.4	13.1

Total international	60.5	56.7	121.8	109.7

Total	$541.3	$531.1	$1,079.6	$1,060.5

(a)	Revenues are attributed to countries based on the location of customers.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—SUBSEQUENT EVENTS

Revolving Credit Facility

On July 1, 2013, AOL entered into a $250 million senior secured revolving credit facility agreement (the “Credit Facility Agreement”), together with the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent. Under the terms of the Credit Facility Agreement, AOL may request an increase in the commitments of up to an additional $250 million with commitments from either new lenders or increased commitments from existing lenders, subject to the satisfaction of certain conditions.

The Credit Facility Agreement is guaranteed by all of AOL’s material domestic subsidiaries, as defined in the Credit Facility Agreement, and secured by a lien on substantially all of the property and assets of AOL and its material domestic subsidiaries, subject to customary exceptions. All amounts outstanding under the Credit Facility Agreement will be due and payable on July 1, 2018, and the commitments thereunder will terminate on such date.

The Company intends to use borrowings under this facility for general corporate purposes. No amounts were borrowed under the Credit Facility Agreement to date.

2013 Stock Repurchase Program

Concurrent with the closing of the Credit Facility Agreement, the Board approved a new stock repurchase program (the “New Repurchase Program”). Under the New Repurchase Program, the Board approved a new $150.0 million stock repurchase authorization. The repurchases may be made from time to time over the twelve months following the announcement of the program, depending on market conditions, share price and other factors. The repurchases may be made in accordance with applicable securities laws in the open market, in block trades, pursuant to pre-arranged trading plans or otherwise and may include derivative transactions. The New Repurchase Program may be suspended or discontinued at any time. The New Repurchase Program does not affect in any way the terms of the previously announced $100.0 million share repurchase authorization approved by the Board in February 2013 (the “Original Repurchase Program”).

Acquisition of Adap.tv, Inc.

On August 7, 2013, AOL announced that it and Carmel Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of AOL (“Merger Sub”), Adap.tv, Inc., a Delaware corporation (“Adap.tv”) and Shareholder Representative Services LLC, a Colorado limited liability company, had entered into an Agreement and Plan of Merger (the “Merger Agreement”) dated as of August 5, 2013. Pursuant to the terms and subject to the conditions of the Merger Agreement, AOL will acquire Adap.tv by means of a merger of Merger Sub with and into Adap.tv, with Adap.tv becoming a wholly-owned subsidiary of AOL.

AOL will acquire Adap.tv for shares of AOL common stock with an aggregate value of approximately $83 million and estimated cash consideration of approximately $322 million, subject to adjustment for working capital and reduction for indebtedness and transaction expenses of Adap.tv that remain unpaid as of closing. Adap.tv is an online video advertising company whose advertising technology platform provides advertisers and publishers the ability to buy and sell video advertising inventory across desktop, mobile, and connected TV platforms. This acquisition is expected to enhance AOL’s offerings to publishers and advertisers, and the results of operations will primarily be reflected within AOL Networks.

This acquisition is subject to customary conditions, including expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The acquisition is expected to close in the third quarter of 2013.

AOL INC.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See “Part I - Item 1 - Financial Statements - Note 9 Commitments and Contingencies” for information about our legal proceedings.

AOL INC.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

The following Risk Factor has been included as a result of the Company’s entry into a senior secured revolving credit agreement and should be read in conjunction with the Risk Factors set forth in “Item 1A—Risk Factors,” in the Annual Report.

The terms of our new revolving credit facility contain restrictive covenants which limit our business and financing activities.

The terms of our new revolving credit facility include customary covenants which impose restrictions on our business and financing activities, subject to certain exceptions or the consent of our lenders including, among other things, limits on our ability to incur additional debt, create liens, enter into merger, acquisition and divestiture transactions, pay dividends and engage in transactions with affiliates. The credit facility contains certain customary affirmative covenants, including a requirement that we maintain a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, and customary events of default. Our ability to comply with these covenants may be adversely affected by events beyond our control, including economic, financial and industry conditions. A breach of any of the credit facility covenants, including a failure to maintain a required ratio or meet a required test, may result in an event of default. This may allow our lenders to terminate the commitments under the credit facility, declare all amounts outstanding under the credit facility (if any), together with accrued interest, to be immediately due and payable and exercise other rights and remedies. If this occurs, we may not be able to refinance the accelerated indebtedness on acceptable terms, or at all, or otherwise repay the accelerated indebtedness.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of common shares repurchased by the Company under its stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, - April 30, 2013	-	$-	-	$100,000,000
May 1, - May 31, 2013	712,800	$36.81	712,800	$73,800,000
June 1, - June 30, 2013	686,200	$34.41	686,200	$50,200,000
Total	1,399,000	$35.63	1,399,000	$50,200,000

(a)	On February 8, 2013, we announced that the Board approved a stock repurchase program, which authorizes us to repurchase up to $100.0 million of our outstanding shares of common stock from time to time over the twelve months following the announcement of the program. Repurchases are subject to market conditions, share price and other factors. Repurchases will be made in accordance with applicable securities laws in the open market, in block trades, pursuant to pre-arranged trading plans, private transactions, and may include derivative transactions. The repurchase program may be suspended or discontinued at any time. The approximate dollar value of shares that may yet be repurchased under the program disclosed above excludes commissions and other fees paid in relation to purchases through June 30, 2013.

ITEM 6.	EXHIBITS

See the Exhibit Index immediately following the signature page of this Quarterly Report.

AOL INC.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2013.

AOL INC.

By	/s/ Karen Dykstra
Name:	Karen Dykstra
Title:	Chief Financial Officer

AOL INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on December 9, 2009.		8-K	3.1	12/11/09

3.2	Amended and Restated By-laws of the Registrant.		8-K	3.2	12/11/09

4.1	Specimen Common Stock Certificate of Registrant.		8-K	4.1	12/11/09

10.1*	Separation Agreement and Release of Claims between Edward B. Brody and AOL Inc. dated April 30, 2013.	X

10.2*	AOL Inc. 2013 Annual Bonus Plan.	X

10.3*	AOL Inc. Segment Performance Share Units (“SPSU”) Terms and Conditions.	X

10.4*	Form of SPSU Award Agreement.	X

10.5*	Form of Notice of Grant of SPSU Award (covered employee).	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†	X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012, (ii) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, (iv) Consolidated Statements of Equity for the six months ended June 30, 2013 and 2012 and (v) Notes to Consolidated Financial Statements. ††	X

*	Management contract or compensatory plan or arrangement.

†	This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

AOL INC.

EXHIBIT INDEX

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.