Form 10-Q
period 2013-09-30
AOL Inc.
filed 2013-11-05
CIK 1468516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, the number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding was 78,472,048.

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

•	Results of operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2013 and 2012.

•

Liquidity and capital resources. This section provides a discussion of our current financial condition and an analysis of our cash flows for the nine months ended September 30, 2013 and 2012. This section also provides an update to the discussion in our Annual Report of our customer credit risk and includes a discussion of the amount of financial capacity available to fund our future commitments and ongoing operating activities.

•

Critical accounting policies. This section identifies those accounting policies that are considered important to our results of operations and financial condition and require significant judgment and estimates on the part of management.

Overview

Our Business

We are a leading global web services company with a suite of compelling brands and offerings and a substantial worldwide audience. Our business spans online content, products and services that we offer to consumers, advertisers, publishers and subscribers. We are focused on attracting and engaging internet consumers and providing valuable online advertising services. We market our offerings to advertisers on both AOL Properties and on third party properties (the “Third Party Network”). AOL Properties include our owned and operated content, products and services in the Membership Group and Brand Group segments, which are each described in further detail below. AOL Properties also include co-branded websites owned or operated by third parties for which certain criteria have been met, including that the internet traffic has been assigned to us. Through AOL Networks, which is also discussed in further detail below, we provide third party publishers with premium advertising products and services intended to make their websites attractive to brand advertisers, such

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

as video and custom content production, in addition to offering ad serving and sales of advertising inventory on the Third Party Network. Our AOL-brand access subscription service, which we offer to consumers in the United States for a monthly fee, is a valuable distribution channel for AOL Properties.

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

We generate advertising revenues from the Brand Group through the sale of display advertising and search advertising. Display advertising revenue is generated by the display of graphical advertisements and other performance-based advertising. We offer advertisers marketing and promotional opportunities to purchase specific placements of advertising directly on sites within the Brand Group (i.e., in particular locations and on specific dates). In addition, we offer advertisers the opportunity to bid on unreserved advertising inventory on Brand Group sites utilizing our proprietary scheduling, optimization and delivery technology. We collectively refer to revenue associated with these offerings as premium display advertising revenue. Finally, advertising inventory on Brand Group sites not sold directly to advertisers, as described above, may be included for sale to advertisers with inventory purchased from third-party publishers through AOL Networks. Amounts received from external customers for inventory sold through AOL Networks are recognized in AOL Networks with a corresponding intersegment traffic acquisition cost (“TAC”) charge. An amount equal to the TAC charge for these transactions, reflecting the revenue net of the margin retained by AOL Networks, is then reflected as intersegment revenue within the Brand Group. Search advertising revenue is generated when a consumer clicks on a text-based advertisement on Brand Group sites. These text-based advertisements are either generated from a consumer-initiated search query or placed on sites targeted by advertisers based on the content of the websites. While the substantial majority of AOL search revenues are reflected within the Brand Group, there are also search revenues within the Membership Group and AOL Networks for search offerings provided in each of those segments.

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

In addition, we offer additional third party or AOL-developed products and services to internet consumers. We earn performance-based fees in relation to marketing third party products and services. We offer these products to our current and former access subscribers as well as other internet consumers. As with the Brand Group, advertising inventory on Membership Group sites not sold directly to advertisers may be included for sale to advertisers through AOL Networks and is reflected as intersegment revenue within the Membership Group in the same manner as described above. AOL Search is also offered on Membership Group properties.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AOL Networks

AOL Networks consists of AOL’s offerings to publishers and advertisers utilizing AOL’s third-party advertising network as well as AOL’s inventory within the Brand Group and Membership Group sold by AOL Networks. The results for this segment include the performance of Advertising.com, AOL On, ADTECH, Be On, Adap.tv, Pictela and sponsored listings. We generate advertising revenues on AOL Networks through the sale of advertising on third party websites and from advertising inventory on AOL Properties not sold directly to advertisers, as described above. Our advertising offerings on AOL Networks consist primarily of the sale of display advertising and also include search advertising through sponsored listings.

Recently, certain areas of the online display advertising market have experienced an increase in programmatic buying of advertising inventory. We are addressing this trend of programmatic buying by investing in technology, such as our demand side and supply side platforms, in order for advertisers and agencies to better manage their advertising campaigns through the use of our optimization technology. We have also addressed this trend by acquiring Adap.tv, a leading global programmatic video advertising platform. We also believe there is a significant opportunity to attract advertisers through the increased sale of premium formats and video through AOL Networks. We believe our scale, ability to target premium audiences and investments in technology and premium formats will allow us to increase the number of advertisers we work with and enable us to capitalize on the increase in programmatic buying. We believe our investments in premium formats and targeting will enable us to maximize yield for our advertisers. Revenues from the sale of our programmatic offerings are primarily reflected in AOL Networks results.

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

Agreement is guaranteed by all of AOL’s material domestic subsidiaries, as defined in the Credit Facility Agreement, and substantially all of the property and assets of AOL have been pledged as collateral, subject to customary exceptions. All amounts outstanding under the Credit Facility Agreement will be due and payable on July 1, 2018, and the commitments thereunder will terminate on such date.

We intend to use borrowings under the Credit Facility Agreement for general corporate purposes. No amounts have been borrowed under the Credit Facility Agreement to date.

2013 Stock Repurchase Programs

Concurrent with the closing of the Credit Facility Agreement, on July 8, 2013, we announced that the Board of Directors (the “Board”) approved a new stock repurchase program (the “New Repurchase Program”), which authorizes us to repurchase up to $150 million of outstanding shares of AOL common stock from time to time over the twelve months following the announcements of the New Repurchase Program. Repurchases are subject to market conditions, share price and other factors. The repurchases may be made in accordance with applicable securities laws in the open market, in block trades, pursuant to pre-arranged trading plans or otherwise and may include derivative transactions. The New Repurchase Program may be suspended or discontinued at any time. The New Repurchase Program does not affect in any way the terms of the previously announced $100 million share repurchase authorization approved by the Board in February 2013 (the “Original Repurchase Program”).

As of this filing, we have repurchased a total of 3.9 million shares at a weighted-average price of $34.75 per share (approximately $135 million in aggregate), bringing our remaining repurchase authorization under these programs to approximately $115 million.

Restructuring Actions

As part of our continuing effort to reduce our expenses and invest in areas of strategic focus, on August 15, 2013, we approved a restructuring plan for our Patch operations. As a result of this restructuring plan and other efforts to align our organizational structure with our strategy, we incurred restructuring charges of $19.0 million and $28.1 million for the three and nine months ended September 30, 2013, respectively. The restructuring actions taken in the third quarter resulted in a reduction of approximately 10% of our employee base, the substantial majority of which were at Patch. As we continue to consider opportunities to align our organizational structure with our strategy, we may identify additional restructuring actions. If additional restructuring actions are identified, we would incur additional restructuring costs.

Patch Impairment

During the third quarter, we determined that the restructuring of our Patch operations constituted a substantive change in circumstances that could potentially reduce the fair value of the Patch reporting unit below its carrying amount. Accordingly, we tested the Patch reporting unit goodwill and other long-lived assets attributable to Patch for impairment as of August 31, 2013 (the “interim testing date”).

Based on our interim impairment analyses, we have determined that as of the interim testing date the carrying value of the Patch reporting unit goodwill and certain capitalized internal-use software attributable to Patch was impaired, and accordingly recorded total impairment charges of $25.0 million for the three months ended September 30, 2013 ($17.5 million of which related to the Patch reporting unit’s goodwill). See “Note 3” in our accompanying consolidated financial statements for additional information on the interim goodwill impairment analysis.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Acquisition of Adap.tv

On September 5, 2013, we acquired adap.tv, Inc., a Delaware corporation, (“Adap.tv”) for a purchase price of $405 million, subject to a working capital adjustment (which is currently estimated to increase the total consideration paid to $410 million). The consideration paid to acquire Adap.tv consisted of $329.6 million in cash, net of cash acquired, and 2.4 million shares of AOL common stock with a fair value of $80.8 million based on AOL’s closing price on the closing date. Adap.tv is an online video advertising company whose advertising technology platform provides advertisers and publishers the ability to buy and sell video advertising inventory across desktop, mobile, and connected TV platforms. This acquisition is expected to enhance our offerings to publishers and advertisers, and this expectation along with market conditions at the time of acquisition, contributed to a purchase price that resulted in the allocation of a significant portion of the purchase price to goodwill. The results of operations of Adap.tv will be reflected within the AOL Networks segment. See “Note 4” for additional information on our acquisition of Adap.tv.

Key Metrics

Key indicators to understanding our operating results include:

•	Growth of advertising revenues, net of traffic acquisition costs;

•	Unique visitors to AOL Properties;

•	Moderation of subscription revenue declines; and

•	Our ability to manage our cost structure.

Audience Metrics

We utilize unique visitor numbers to evaluate the performance of AOL Properties. In addition, we utilize unique visitor numbers to evaluate the reach of our total advertising network, which includes both AOL Properties and the Third Party Network. Unique visitor numbers provide an indication of our consumer reach. Although our consumer reach does not correlate directly to advertising revenue, we believe that our ability to broadly reach diverse demographic and geographic audiences is attractive to advertisers seeking to promote their brands to a variety of consumers without having to partner with multiple content providers. AOL Properties unique visitor numbers include unique visitors attributable to co-branded websites owned by third parties for which certain criteria have been met, including that the internet traffic has been assigned to us through a traffic assignment letter. For the three months ended September 30, 2013, approximately 8.6% of our unique visitors to AOL Properties were attributable to co-branded websites owned by third parties where the internet traffic was assigned to us, compared to approximately 8.4% for the three months ended September 30, 2012.

The source for our unique visitor information is a third party (comScore Media Metrix, or “Media Metrix”).

The following table presents our unique visitor metrics for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Domestic average monthly unique visitors to AOL Properties	115	111	114	110
Domestic average monthly unique visitors to AOL Advertising Network	196	186	190	186

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Subscriber Access Metrics

The primary non-financial metrics we monitor for our subscription access service are monthly average churn and average paid tenure. Monthly average churn represents on average the percentage of AOL-brand access subscribers that are either terminated or cancel our services each month, factoring in new and reactivated subscribers. The domestic AOL-brand access subscriber monthly average churn was 1.4% and 1.8% for the three months ended September 30, 2013 and 2012, respectively. Churn has been moderating as our tenured base continues to mature and the value of additional products and services offered to subscribers increases. Average paid tenure represents the average period of time subscribers have paid for domestic AOL-brand internet access. The average paid tenure of our domestic AOL-brand access subscribers was approximately 13.0 years and 11.8 years for the three months ended September 30, 2013 and 2012, respectively.

Consolidated Results of Operations

Revenues

The following table presents our revenues, by revenue type, for the periods presented (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Revenues:
Advertising	$386.0	$340.0	14%	$1,106.4	$1,007.9	10%
Subscription	161.6	173.5	(7)%	493.4	531.1	(7)%
Other	13.7	18.2	(25)%	41.1	53.2	(23)%

Total revenues	$561.3	$531.7	6%	$1,640.9	$1,592.2	3%

The following table presents our revenues, by revenue type, as a percentage of total revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Advertising	69%	64%	67%	63%
Subscription	29	33	30	33
Other	2	3	3	4

Total revenues	100%	100%	100%	100%

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

Advertising revenues on AOL Properties and the Third Party Network for the three and nine months ended September 30, 2013 and 2012 are as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
AOL Properties:
Display	$141.9	$135.4	5%	$428.5	$405.6	6%
Search	95.0	91.8	3%	286.8	267.9	7%

Total AOL Properties	236.9	227.2	4%	715.3	673.5	6%
Third Party Network	149.1	112.8	32%	391.1	334.4	17%

Total advertising revenues	$386.0	$340.0	14%	$1,106.4	$1,007.9	10%

Total advertising revenues increased $46.0 million for the three months ended September 30, 2013 as compared to the same period in 2012. The increase in Third Party Network revenue of $36.3 million is primarily due to growth in the sale of premium formats, primarily video, across our programmatic platform. Third party network revenue for the three months ended September 30, 2013 includes $17.6 million related to Adap.tv, which was acquired in September 2013. Display revenue increased $6.5 million driven by an increase in pricing. Search revenue increased $3.2 million primarily due to an increase in revenue per search.

Total advertising revenues increased $98.5 million for the nine months ended September 30, 2013 as compared to the same period in 2012. The increase in Third Party Network revenue of $56.7 million is primarily due to growth in the sale of premium formats, primarily video, across our programmatic platform. Third party network revenue for the nine months ended September 30, 2013 includes $17.6 million related to Adap.tv, which was acquired in September 2013. Display revenue increased $22.9 million primarily due to increased impressions sold on AOL Properties. Search revenue increased $18.9 million primarily due to an increase in revenue per search.

Revenues Associated with Google

For all periods presented in this Quarterly Report, we have had a contractual relationship with Google Inc. (“Google”) whereby we generate significant revenues through paid text-based search and contextual advertising on AOL Properties provided by Google. For the three and nine months ended September 30, 2013, the revenues associated with the Google relationship (substantially all of which were search revenues generated on AOL Properties) were $89.9 million and $273.3 million, respectively, as compared to $85.9 million and $250.9 million for the three and nine months ended September 30, 2012, respectively.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Subscription Revenues

Subscription revenues decreased 7% for both the three and nine months ended September 30, 2013 as compared to the same periods in 2012. The decline was due to a 13% decrease in the number of domestic AOL-brand access subscribers between September 30, 2012 and September 30, 2013, which resulted in a decline in subscription revenue of $23.2 million and $78.2 million, respectively. This decline was partially offset by a 9% increase for both the three and nine months ended September 30, 2013 as compared to the same periods in 2012 in domestic average monthly access subscription revenue per AOL-brand access subscriber (“ARPU”). The increase in ARPU for the three and nine months ended September 30, 2013, which resulted in an increase in subscription revenue of $13.2 million and $47.0 million, respectively, is primarily due to the simplified pricing structure initiated in late 2011 which continued in 2012 and 2013 as well as an increase related to our value plan strategy that provides additional features and services to subscribers.

The number of domestic AOL-brand access subscribers was 2.5 million and 2.9 million at September 30, 2013 and 2012, respectively. ARPU was $20.15 and $19.80 for the three and nine months ended September 30, 2013, respectively, compared to $18.47 and $18.09 for the three and nine months ended September 30, 2012, respectively. We include in our subscriber numbers individuals, households and entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL access service. Our subscriber numbers include subscribers participating in introductory free-trial periods and subscribers that are paying no monthly fees or reduced monthly fees through member service and retention programs. Individuals who have only registered for our free offerings, including subscribers who have migrated from paid subscription plans, are not included in the AOL-brand access subscriber numbers presented above. Subscribers to our subscription access service also contribute to our ability to generate advertising revenues.

Other Revenues

Other revenues consist of revenues from licensing our proprietary ad serving technology to third parties through ADTECH, licensing revenues from third-party customers of MapQuest’s business-to-business services and fees from mobile carriers associated with our mobile e-mail and instant messaging functionality.

Other revenues decreased 25% and 23% for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012, due to the absence of revenue from StudioNow related to the divestiture in January 2013, a decrease in revenues from our mobile messaging services and a decline in ADTECH licensing revenues.

Geographical Concentration of Revenues

For the periods presented herein, a significant majority of our revenues have been generated in the United States. The majority of the non-United States revenues for these periods were generated by our European operations (primarily in the United Kingdom). We expect the significant majority of our revenues to continue to be generated in the United States for the foreseeable future. See “Note 11” in our accompanying consolidated financial statements for further information regarding the revenues generated in the countries in which we operate.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Costs and Expenses

The following table presents our operating costs and expenses for the periods presented (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Costs of revenues	$418.6	$382.3	9%	$1,211.6	$1,163.1	4%
General and administrative	78.2	97.2	(20)%	237.6	301.2	(21)%
Amortization of intangible assets	11.1	9.0	23%	29.7	28.6	4%
Restructuring costs	19.0	0.4	NM	28.1	7.7	NM

NM = not meaningful

The following table represents our operating costs and expenses as a percentage of revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating costs and expenses:
Costs of revenues	75%	72%	74%	73%
General and administrative	14	18	14	19
Amortization of intangible assets	2	2	2	2
Restructuring costs	3	-	2	-

Operating costs and expenses	94%	92%	92%	94%

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

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Costs of revenues for the three and nine months ended September 30, 2013 and 2012 are as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Costs of revenues:
Personnel costs	$159.2	$155.4	2%	$478.8	$477.0	0%
Facilities costs	15.1	13.2	14%	42.2	40.4	4%
TAC	114.0	89.6	27%	307.9	252.8	22%
Network-related costs	36.8	40.1	(8)%	110.6	121.1	(9)%
Non-network depreciation and amortization	14.7	15.4	(5)%	44.5	48.0	(7)%
Other costs of revenues	78.8	68.6	15%	227.6	223.8	2%

Total costs of revenues	$418.6	$382.3	9%	$1,211.6	$1,163.1	4%

The increase in costs of revenues for the three and nine months ended September 30, 2013 as compared to the same periods for 2012 was primarily driven by the increase in TAC of $24.4 million and $55.1 million, respectively. The increase in TAC for the three and nine months ended September 30, 2013 as compared to the same periods for 2012 was mainly driven by an increase in Third Party Network advertising revenues, which resulted in higher variable revenue share payments to our publishing partners of $16.0 million and $26.1 million, respectively, (including $10.8 million of TAC in the third quarter of 2013 as a result of our acquisition of Adap.tv), and the increase in marketing-related efforts on search revenue of $7.9 million and $26.7 million, respectively. The increase in costs of revenues for the three and nine months ended September 30, 2013 as compared to the same periods for 2012 was also driven by other long-lived asset impairment charges of $10.4 million included in other costs of revenues, the majority of which related to Patch.

Offsetting these overall increases in TAC for the three and nine months ended September 30, 2013 as compared to the same periods for 2012 was a decrease in network-related costs of $3.3 million and $10.5 million, respectively, mainly due to fewer depreciable network assets. The nine months ended September 30, 2013 as compared to the same period in 2012 includes a decline in sales tax expense of $9.6 million related to expense incurred in 2012 from a Virginia sales tax settlement and an additional decline in sales and use tax expense of $3.5 million due to the favorable settlement of a tax matter resolved in the first quarter of 2013.

General and Administrative

General and administrative expenses decreased $19.0 million for the three months ended September 30, 2013 as compared to the same period for 2012. The decrease was primarily due to declines in marketing and personnel costs mainly as a result of our continued cost reduction efforts. The three months ended September 30, 2013 as compared to the same period for 2012 includes an additional decline in legal and consulting costs incurred during the three months ended September 30, 2012 related to the patent transaction of $3.0 million.

General and administrative expenses decreased $63.6 million for the nine months ended September 30, 2013 as compared to the same period for 2012. The decrease was primarily due to legal and consulting costs incurred during the nine months ended September 30, 2012 related to the proxy contest of $10.6 million and costs related to the patent transaction with Microsoft Corporation (“Microsoft”) of $9.4 million. The decline in legal expenses

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

also includes the $6.3 million benefit in June 2013 upon favorable resolution of a dispute over amounts to be reimbursed to us from escrow related to a prior acquisition. In addition, marketing, personnel costs and other general and administrative expenses for the nine months ended September 30, 2013 as compared to the same period for 2012 decreased as a result of our continued cost reduction efforts.

Restructuring Costs

As part of our continuing effort to reduce our expenses and invest in areas of strategic focus, on August 15, 2013, we approved a restructuring plan for our Patch operations. As a result of this restructuring plan and other efforts to align our organizational structure with our strategy, we incurred restructuring charges of $19.0 million and $28.1 million for the three and nine months ended September 30, 2013, respectively. The restructuring actions taken in the third quarter resulted in a reduction of approximately 10% of our employee base, the substantial majority of which were at Patch.

Other Transactions Impacting Operating Income

The following table presents other transactions impacting operating income for the periods presented (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Goodwill impairment charge	$17.5	$-	NM	$17.5	$-	NM
Income from licensing of intellectual property	-	-	NM	-	(96.0)	(100)%
(Gain) loss on disposal of assets, net	0.2	(0.3)	NM	(2.1)	(946.1)	(100)%

Goodwill Impairment Charge

We determined that the restructuring of our Patch operations constituted a substantive change in circumstances that could potentially reduce the fair value of the Patch reporting unit below its carrying amount. Accordingly, we tested the Patch reporting unit goodwill for impairment as of the interim testing date.

Based on our interim impairment analysis, we have determined that as of the interim testing date the carrying value of the Patch reporting unit was impaired, and accordingly recorded a goodwill impairment charge of $17.5 million for the three and nine months ended September 30, 2013. See “Note 3” in our accompanying consolidated financial statements for additional information on the goodwill impairment.

Income from Licensing of Intellectual Property and Gain on Disposal of Assets, Net

During the second quarter of 2012, we sold approximately 800 of our patents and their related patent applications (the “Sold Patents”) to Microsoft and granted Microsoft a non-exclusive license to our retained patent portfolio. Income from licensing of intellectual property of $96.0 million for the nine months ended September 30, 2012 reflects the license of our retained patent portfolio to Microsoft in June 2012. The gain on disposal of assets, net of $946.1 million for the nine months ended September 30, 2012 reflects the sale of the Sold Patents to Microsoft.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Income (Loss)

Operating income decreased $26.4 million and $1,015.2 million for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012 due to an increase in costs of revenues and restructuring costs and an impairment of goodwill in September 2013, partially offset by an increase in revenue and declines in general and administrative costs. Operating income for the nine months ended September 30, 2013 as compared to the same period in 2012 was also unfavorably impacted by the gain on the disposition of the Sold Patents and income from licensing of intellectual property in June 2012.

Other Income Statement Amounts

The following table presents our other income statement amounts for the periods presented (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Other income (loss), net	$ (2.1)	$ 2.0	NM%	$ (5.6)	$ 9.3	NM
Income tax provision	13.1	24.4	(46)%	57.8	130.7	(56)%

Other Income (Loss), Net

There were no significant changes in other income (loss), net for the three months ended September 30, 2013 as compared to the same period in 2012. Other loss, net was $5.6 million for the nine months ended September 30, 2013 as compared to other income, net of $9.3 million for the same period in 2012. The decrease was due primarily to the $10.8 million non-cash gain related to the consolidation of a joint venture between Mitsui Company Ltd. and the Company (“Ad.com Japan”) recorded in the first quarter of 2012 and unfavorable foreign currency impacts of $4.2 million.

Income Tax Provision

We recorded pre-tax income from operations of $14.6 million and related income tax expense of $13.1 million, which resulted in an effective tax rate of 89.7% for the three months ended September 30, 2013, as compared to an effective tax rate of 54.1% for the three months ended September 30, 2012. The effective tax rate for the three months ended September 30, 2013 differed from the statutory U.S. federal income tax rate of 35.0% primarily due to the tax impact of the goodwill impairment charge, the foreign losses that did not produce a tax benefit and the size of these items relative to our pre-tax income. The effective tax rate for the three months ended September 30, 2012 differed from the statutory U.S. federal income tax rate of 35.0% primarily due to the tax impact of foreign losses that did not produce a tax benefit.

We recorded pre-tax income from operations of $112.9 million and related income tax expense of $57.8 million, which resulted in an effective tax rate of 51.2% for the nine months ended September 30, 2013, as compared to an effective tax rate of 11.4% for the nine months ended September 30, 2012. The effective tax rate for the nine months ended September 30, 2013 differed from the statutory U.S. federal income tax rate of 35.0% primarily due to the impact of foreign losses that did not produce a tax benefit. The effective tax rate for the nine months ended September 30, 2012 differed substantially from the statutory U.S. federal income tax rate of 35.0% primarily due to the tax impact of the patent transaction with Microsoft in June 2012 and foreign losses that did not produce a tax benefit.

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

The following table presents our reconciliation of Adjusted OIBDA to operating income (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Operating income	$16.7	$43.1	(61)%	$118.5	$1,133.7	(90)%
Add: Depreciation	32.0	34.3	(7)%	97.4	105.6	(8)%
Add: Amortization of intangible assets	11.1	9.0	23%	29.7	28.6	4%
Add: Restructuring costs	19.0	0.4	NM	28.1	7.7	NM
Add: Equity-based compensation	11.8	11.1	6%	31.4	28.3	11%
Add: Asset impairments and write-offs	29.0	0.2	NM	30.4	3.0	NM
Add: Losses/(gains) on disposal of assets, net	0.2	(0.2)	NM	(2.1)	(946.6)	(100)%
Add: Special items	-	3.0	(100)%	-	(71.0)	(100)%

Adjusted OIBDA	$119.8	$100.9	19%	$333.4	$289.3	15%

Adjusted OIBDA increased for the three and nine months ended September 30, 2013 as compared to the same periods in 2012 due primarily to the increase in revenues and decline in general and administrative costs, partially offset by the increase in costs of revenues.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special items for the nine months ended September 30, 2012 include patent licensing income of $96.0 million resulting from our transaction with Microsoft, partially offset by costs related to the proxy contest of $8.8 million, costs related to the patent sale and return of the related proceeds to shareholders of $8.6 million and $7.6 million of expense relating to the Virginia sales tax settlement in the second quarter of 2012.

Segment Results of Operations

We have three reportable segments which are determined based on the properties, products and services we provide and how our chief operating decision maker (“CODM”) evaluates the business. Our segment results reflect information presented on the same basis that we use for internal management reporting. The segment profitability measure used in our internal management reporting and presented herein is Adjusted OIBDA. See “Note 11” in our accompanying consolidated financial statements for additional information on our segments and a reconciliation of total consolidated Adjusted OIBDA to operating income (loss).

The following is a summary of segment operating results for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Revenue:
Brand Group	$192.5	$177.0	9%	$572.4	$517.0	11%
Membership Group	204.5	221.0	(7)%	629.8	683.8	(8)%
AOL Networks	188.7	158.4	19%	510.0	460.6	11%
Corporate and Other	-	0.3	(100)%	0.6	1.2	(50)%
Intersegment eliminations	(24.4)	(25.0)	2%	(71.9)	(70.4)	(2)%

Total Revenue:	$561.3	$531.7	6%	$1,640.9	$1,592.2	3%

Adjusted OIBDA:
Brand Group	$10.9	$(9.6)	NM	$4.6	$(41.6)	NM
Membership Group	149.8	156.4	(4)%	447.8	474.2	(6)%
AOL Networks	(7.1)	0.3	NM	(20.9)	0.9	NM
Corporate and Other	(33.8)	(46.2)	27%	(98.1)	(144.2)	32%

Total Adjusted OIBDA:	$119.8	$100.9	19%	$333.4	$289.3	15%

Brand Group

Brand Group revenue increased for the three and nine months ended September 30, 2013 as compared to the same periods in 2012, reflecting an increase in global display revenue of $10.8 million and $33.2 million, respectively, and an increase in search revenue of $4.3 million and $23.4 million, respectively. Global display revenue increased for the three months ended September 30, 2013 as compared to the same period in 2012 driven by an increase in pricing. Global display revenue increased for the nine months ended September 30, 2013 as compared to the same period in 2012 driven by increased impressions sold on AOL Properties. The increase in search revenues for the three and nine months ended September 30, 2013 as compared to the same periods in 2012 was driven by an increase in revenue per search.

Brand Group Adjusted OIBDA increased for the three and nine months ended September 30, 2013 as compared to the same periods in 2012, reflecting the increases in revenue discussed above and declines in

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

marketing and general and administrative costs, including at Patch, partially offset by an increase in TAC as a result of our marketing-related efforts on search. Brand Group Adjusted OIBDA for the nine months ended September 30, 2013 as compared to the same period in 2012 also decreased as a result of our continued cost reduction efforts, partially offset by an increase in personnel expenses in areas of strategic focus.

Membership Group

Membership Group revenue decreased for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. The declines were due to the 13% decline in our domestic AOL-brand access subscribers, which resulted in a decline in subscription revenue of $23.2 million and $78.2 million, respectively. This decline was partially offset by an increase in ARPU of 9% for both the three and nine months ended September 30, 2013 as compared to the same periods in 2012 which resulted in an increase in subscription revenue of $13.2 million and $47.0 million, respectively. This increase is primarily due to the simplified pricing structure initiated in late 2011 which continued in 2012 and 2013 as well as an increase related to our value plan strategy that provides additional features and services provided to subscribers.

Membership Group Adjusted OIBDA decreased for the three and nine months ended September 30, 2013 as compared to the same periods in 2012 due to the decrease in revenue discussed above, partially offset by declines in costs associated with the declines in domestic AOL-brand access subscribers and the disposition of a claim regarding a legal matter in the third quarter of 2013.

AOL Networks

AOL Networks revenue increased for the three and nine months ended September 30, 2013 as compared to the same periods in 2012 primarily due to growth in the sale of premium formats, primarily video, across our programmatic platform. AOL Networks revenue for the three and nine months ended September 30, 2013 includes $17.6 million related to Adap.tv, which was acquired in September 2013. The increase in AOL Networks revenue was partially offset by the absence of revenue from StudioNow due to the divestiture in Q1 2013. For the three and nine months ended September 30, 2012, StudioNow contributed $2.3 million and $6.1 million, respectively, in revenue to AOL Networks. To a lesser extent, AOL Networks revenue increases were offset by a decline in the sale of AOL Properties inventory through the Third Party Network.

AOL Networks Adjusted OIBDA decreased for the three and nine months ended September 30, 2013 as compared to the same periods in 2012 due to continued investment in premium formats and our demand side and supply side platforms, which offset the increase in revenues net of TAC. AOL Networks Adjusted OIBDA for the nine months ended September 30, 2013 as compared to the same period in 2012 was also impacted by higher variable costs due to our increasing revenues.

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

For the three and nine months ended September 30, 2013 as compared to the same periods in 2012, corporate and other Adjusted OIBDA improved primarily due to declines in marketing and personnel costs as a result of cost reduction efforts. Corporate and other Adjusted OIBDA also improved for the nine months ended

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2013 as compared to the same period in 2012 due to declines in outside services costs as a result of cost reduction efforts and a favorable resolution of a dispute over amounts to be reimbursed to us from escrow related to a prior acquisition in June 2013. Corporate and other Adjusted OIBDA for the three and nine months ended September 30, 2013 includes expenses associated with completing the acquisition of Adap.tv.

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

At September 30, 2013, our cash and equivalents totaled $168.2 million, as compared to $466.6 million at December 31, 2012. The decrease in cash and equivalents was primarily due to the acquisition of Adap.tv in the third quarter of 2013 and the repurchase of common stock during the nine months ended September 30, 2013, partially offset by cash provided by operations for the nine months ended September 30, 2013. Our cash and equivalents consist of cash and other highly liquid short-term investments that are readily convertible to cash. Approximately 35% of our cash and equivalents as of September 30, 2013 is held internationally, primarily in Luxembourg, the United Kingdom, Japan, Germany, and India, and is utilized to fund our foreign operations. Cash held internationally may be repatriated and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe the cash balance in the U.S. is sufficient to fund our domestic working capital needs.

Summary Cash Flow Information

Our cash flows from operations are driven by net income adjusted for non-cash items such as depreciation and amortization, equity-based compensation expense, asset impairments and write-offs and other activities impacting net income such as the gains and losses on the sale of assets or operating subsidiaries. Cash flows from investing activities consist primarily of the cash used in the acquisitions of various businesses and cash used for capital expenditures. Capital expenditures and product development costs are mainly for the purchase of computer hardware, software, network equipment, furniture, fixtures and other office equipment. Cash flows from financing activities relate primarily to repurchases of common stock, principal payments made on capital lease obligations, tax withholdings related to net share settlements of restricted stock units (“RSUs”) and proceeds from the exercise of stock options.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Activities

The following table presents cash provided by operating activities for the periods presented (in millions):

	Nine Months Ended September 30,
	2013	2012
Net income	$55.1	$1,012.3
Adjustments for non-cash and non-operating items:
Depreciation and amortization	127.1	134.2
Asset impairments and write-offs	30.4	3.0
(Gain) loss on step acquisition and disposal of assets, net	(1.1)	(958.7)
Equity-based compensation	31.4	28.3
Deferred income taxes	31.5	103.0
All other, net, including working capital changes	(45.5)	(33.2)

Cash provided by operating activities	$228.9	$288.9

Cash provided by operating activities decreased $60.0 million for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to the decrease in operating income of $44.1 million (excluding the $946.1 million gain on the sale of patents during the second quarter of 2012 and the Patch impairment charges of $25.0 million during the third quarter of 2013) driven by the $96 million cash received from licensing our retained patent portfolio to Microsoft during the second quarter of 2012, higher employee bonus payments in 2013 compared to 2012 and timing of cash receipts and payments, partially offset by lower deferred compensation and restructuring payments in 2013.

Investing Activities

The following table presents cash (used) provided by investing activities for the periods presented (in millions):

	Nine Months Ended September 30,
	2013	2012
Investments and acquisitions, net of cash acquired	$(336.9)	$(10.3)
Proceeds from disposal of assets, net	1.1	951.5
Capital expenditures and product development costs	(52.7)	(49.0)

Cash (used) provided by investing activities	$(388.5)	$892.2

Cash used by investing activities was $388.5 million for the nine months ended September 30, 2013, as compared to cash provided by investing activities of $892.2 million for the nine months ended September 30, 2012. The nine months ended September 30, 2013 include $329.6 million paid to acquire Adap.tv in the third quarter of 2013. The nine months ended September 30, 2012 include $950 million in proceeds (net of transaction costs paid) from the disposition of the Sold Patents in the second quarter of 2012.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financing Activities

The following table presents cash used by financing activities for the periods presented (in millions):

	Nine Months Ended September 30,
	2013	2012
Repurchase of common stock	$(102.2)	$(698.7)
Principal payments on capital leases	(44.5)	(41.1)
Tax withholdings related to net share settlements of restricted stock units	(13.3)	(6.3)
Proceeds from exercise of stock options	22.7	26.1
Other financing activities	0.8	0.3

Cash used by financing activities	$(136.5)	$(719.7)

Cash used by financing activities decreased $583.2 million for the nine months ended September 30, 2013, as compared to the same period in 2012, primarily due to the $596.5 million decrease in cash paid for the repurchase of our common stock. The nine months ended September 30, 2012 includes stock repurchases under an accelerated stock repurchase program of $654.1 million.

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

The following table presents our reconciliation of Free Cash Flow to cash provided by operating activities (in millions):

	Nine Months Ended September 30,
	2013	2012
Cash provided by operating activities	$228.9	$288.9
Less: Capital expenditures and product development costs	52.7	49.0
Less: Principal payments on capital leases	44.5	41.1

Free Cash Flow	$131.7	$198.8

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Free Cash Flow decreased $67.1 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This decrease is primarily due to the $60.0 million decrease in cash provided by operating activities, discussed in “Summary Cash Flow Information—Operating Activities” above.

Principal Debt Obligations

On July 1, 2013, we entered into the Credit Facility Agreement, which we intend to use, as necessary, for general corporate purposes. The maturity date of the Credit Facility Agreement is July 1, 2018. To date, we have not borrowed under the terms of the Credit Facility Agreement. See “Note 5” in our accompanying consolidated financial statements for additional information.

Customer Credit Risk

Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed-upon contractual payment obligations. Credit risk originates from sales of advertising and subscription access service and is dispersed among many different counterparties. No single customer had a receivable balance at September 30, 2013 greater than 10% of total net receivables.

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

The testing of goodwill for impairment is required to be performed at the level referred to as the reporting unit. Based on how management evaluates the business, we concluded that we have four reporting units for purposes of the goodwill impairment test; the Brand Group, the Membership Group, AOL Networks and Patch. There are no components below these four reporting units for which discrete financial information is available and regularly reviewed by segment management. Different judgments relating to the determination of reporting units could significantly affect the testing of goodwill for impairment and the amount of any impairment recognized.

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

As part of our continuing effort to reduce our expenses and invest in areas of strategic focus, on August 15, 2013, we approved a restructuring plan for our Patch operations. We determined that the restructuring of our Patch operations constituted a substantive change in circumstances that could potentially reduce the fair value of the Patch reporting unit below its carrying amount. Accordingly, we tested the Patch reporting unit for impairment as of the interim testing date.

We determined the fair value for Patch using an income approach, specifically a discounted cash flow (“DCF”) method. Determining the fair value of a reporting unit requires the exercise of significant judgment, including judgments about the appropriate discount rates, terminal growth rates, weighted average costs of capital and the amount and timing of expected future cash flows. The judgments used in determining the fair value of Patch are based on significant unobservable inputs which causes the determination of the implied fair value of goodwill to fall within level three of the GAAP fair value hierarchy. The cash flows employed in the DCF analysis are based on our most recent budgets, forecasts and business plans as well as various growth rate assumptions for years beyond the current business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future revenue streams and cash flows of the reporting unit. The discount rate utilized in the analysis performed was 20.5% and a constant terminal growth rate was used in the DCF analysis of 3%. Due to these significant judgments used in the DCF analysis, the fair value of the Patch reporting unit determined in connection with the goodwill impairment test may not necessarily be indicative of the actual value that would be recognized in future transactions.

Based on our goodwill impairment analysis as of the interim testing date, the carrying value of the Patch reporting unit exceeded its fair value. Accordingly, step two of the goodwill impairment test was performed,

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

where we used a third party valuation specialist to assist us in determining the estimated fair value of Patch’s assets and liabilities. Determining the fair value of these assets and liabilities in the step two evaluation requires significant judgment, including judgments about appropriate discount rates and Patch’s estimated future cash flows, which are subject to change. As a result of our step two evaluation, we recorded a goodwill impairment charge of $17.5 million during the third quarter of 2013.

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

The new guidance will become effective for us in January 2014. We do not expect the new guidance to have a material impact on the way we currently release cumulative translation adjustments into net income upon disposition or deconsolidation of a subsidiary.

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

AOL INC.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information we are required to disclose in our financial reports is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to senior management, as appropriate, to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013, at a reasonable assurance level.

Changes to Internal Control Over Financial Reporting

We have evaluated the changes in our internal control over financial reporting that occurred during the three and nine months ended September 30, 2013 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Advertising	$386.0	$340.0	$1,106.4	$1,007.9
Subscription	161.6	173.5	493.4	531.1
Other	13.7	18.2	41.1	53.2

Total revenues	561.3	531.7	1,640.9	1,592.2
Costs of revenues	418.6	382.3	1,211.6	1,163.1
General and administrative	78.2	97.2	237.6	301.2
Amortization of intangible assets	11.1	9.0	29.7	28.6
Restructuring costs	19.0	0.4	28.1	7.7
Goodwill impairment charge	17.5	-	17.5	-
Income from licensing of intellectual property	-	-	-	(96.0)
(Gain) loss on disposal of assets, net	0.2	(0.3)	(2.1)	(946.1)

Operating income	16.7	43.1	118.5	1,133.7
Other income (loss), net	(2.1)	2.0	(5.6)	9.3

Income from operations before income taxes	14.6	45.1	112.9	1,143.0
Income tax provision	13.1	24.4	57.8	130.7

Net income	$1.5	$20.7	$55.1	$1,012.3
Net (income) loss attributable to noncontrolling interests	0.5	0.1	1.3	0.4

Net income attributable to AOL Inc.	$2.0	$20.8	$56.4	$1,012.7

Per share information attributable to AOL Inc. common stockholders:
Basic net income per common share	$0.03	$0.22	$0.73	$10.82

Diluted net income per common share	$0.02	$0.22	$0.69	$10.64

Shares used in computing basic income per common share	77.3	92.6	77.1	93.6

Shares used in computing diluted income per common share	81.2	96.0	81.4	95.2

Cash dividends declared per common share	$-	$5.15	$-	$5.15

Comprehensive income attributable to AOL Inc.:
Comprehensive income	$1.7	$22.6	$49.8	$1,000.0
Comprehensive (income) loss attributable to noncontrolling interests	0.5	0.1	3.7	0.6

Comprehensive income attributable to AOL Inc.	$2.2	$22.7	$53.5	$1,000.6

See accompanying notes.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and equivalents	$168.2	$466.6
Accounts receivable, net of allowances of $7.8 and $6.6, respectively	385.9	351.9
Prepaid expenses and other current assets	30.8	28.5
Deferred income taxes, net	47.2	40.6

Total current assets	632.1	887.6
Property and equipment, net	454.6	478.3
Goodwill	1,360.0	1,084.1
Intangible assets, net	221.7	133.2
Long-term deferred income taxes, net	113.6	148.8
Other long-term assets	75.3	65.3

Total assets	$2,857.3	$2,797.3

Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities:
Accounts payable	$109.2	$76.1
Accrued compensation and benefits	96.2	151.4
Accrued expenses and other current liabilities	154.7	175.3
Deferred revenue	68.9	57.8
Current portion of obligations under capital leases	52.3	49.6

Total current liabilities	481.3	510.2
Long-term portion of obligations under capital leases	42.7	56.3
Long-term deferred income taxes	4.6	5.8
Other long-term liabilities	84.8	73.8

Total liabilities	613.4	646.1

Commitments and contingencies (see Note 10)

Redeemable noncontrolling interest (see Note 1)	10.2	13.4

Equity:
Common stock, $0.01 par value, 111.9 million shares issued and 77.9 million shares outstanding as of September 30, 2013 and 110.1 million shares issued and 76.6 million shares outstanding as of December 31, 2012	1.1	1.1
Additional paid-in capital	3,568.6	3,457.5
Accumulated other comprehensive income (loss), net	(297.0)	(294.1)
Accumulated deficit	(129.6)	(188.0)
Treasury stock, at cost, 34.0 million shares as of September 30, 2013 and 33.5 million shares as of December 31, 2012	(910.3)	(838.4)

Total stockholders’ equity	2,232.8	2,138.1
Noncontrolling interest	0.9	(0.3)

Total equity	2,233.7	2,137.8

Total liabilities, redeemable noncontrolling interest and equity	$2,857.3	$2,797.3

See accompanying notes.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; In millions)

	Nine Months Ended September 30,
	2013	2012
Operating Activities
Net income	$55.1	$1,012.3
Adjustments for non-cash and non-operating items:
Depreciation and amortization	127.1	134.2
Asset impairments and write-offs	30.4	3.0
(Gain) loss on step acquisition and disposal of assets, net	(1.1)	(958.7)
Equity-based compensation	31.4	28.3
Deferred income taxes	31.5	103.0
Other non-cash adjustments	4.5	(3.2)
Changes in operating assets and liabilities, net of acquisitions	(50.0)	(30.0)

Cash provided by operating activities	228.9	288.9

Investing Activities
Investments and acquisitions, net of cash acquired	(336.9)	(10.3)
Proceeds from disposal of assets, net	1.1	951.5
Capital expenditures and product development costs	(52.7)	(49.0)

Cash (used) provided by investing activities	(388.5)	892.2

Financing Activities
Repurchase of common stock (see Note 7)	(102.2)	(698.7)
Principal payments on capital leases	(44.5)	(41.1)
Tax withholdings related to net share settlements of restricted stock units	(13.3)	(6.3)
Proceeds from exercise of stock options	22.7	26.1
Other financing activities	0.8	0.3

Cash used by financing activities	(136.5)	(719.7)

Effect of exchange rate changes on cash and equivalents	(2.3)	(1.8)
(Decrease) increase in cash and equivalents	(298.4)	459.6
Cash and equivalents at beginning of period	466.6	407.5

Cash and equivalents at end of period	$168.2	$867.1

Supplemental disclosures of cash flow information
Cash paid for interest	$4.2	$4.5

Cash paid for income taxes	$9.9	$9.2

See accompanying notes.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited; In millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Accumulated Deficit	Treasury Stock, at Cost	Non- Controlling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2011	94.3	$1.1	$3,422.4	$(287.5)	$(789.8)	$(173.6)	$-	$2,172.6
Net income (loss)	-	-	-	-	1,012.7	-	(0.3)	1,012.4
Unrealized gain on equity method investments	-	-	-	0.4	-	-	-	0.4
Foreign currency translation adjustments	-	-	-	(12.5)	-	-	-	(12.5)

Comprehensive income (loss)	-	-	-	(12.1)	1,012.7	-	(0.3)	1,000.3
Amounts related to equity-based compensation, net of tax withholdings	-	-	26.9	-	-	-	-	26.9
Issuance of common stock	2.2	-	26.1	-	-	-	-	26.1
Repurchase of common stock	(6.4)	-	(522.4)	-	-	(176.3)	-	(698.7)
Dividends declared	-	-	-	-	(445.1)	-	-	(445.1)

Balance at September 30, 2012	90.1	$1.1	$2,953.0	$(299.6)	$(222.2)	$(349.9)	$(0.3)	$2,082.1

Balance at December 31, 2012	76.6	$1.1	$3,457.5	$(294.1)	$(188.0)	$(838.4)	$(0.3)	$2,137.8
Net income (loss)	-	-	-	-	56.4	-	(0.9)	55.5
Unrealized gain on equity method investments	-	-	-	0.1	-	-	-	0.1
Foreign currency translation adjustments	-	-	-	(3.0)	-	-	(0.1)	(3.1)

Comprehensive income (loss)	-	-	-	(2.9)	56.4	-	(1.0)	52.5
Contributions from noncontrolling interest owners	-	-	-	-	-	-	2.2	2.2
Amounts related to equity-based compensation, net of tax withholdings (see Note 7)	-	-	23.5	-	-	-	-	23.5
Issuance of common stock	4.2	-	53.7	-	-	64.2	-	117.9
Repurchase of common stock	(2.9)	-	33.9	-	-	(136.1)	-	(102.2)
Other	-	-	-	-	2.0	-	-	2.0

Balance at September 30, 2013	77.9	$1.1	$3,568.6	$(297.0)	$(129.6)	$(910.3)	$0.9	$2,233.7

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

Cash and Equivalents

Cash equivalents primarily consist of highly liquid short-term investments with an original maturity of three months or less, which include money market accounts and bank deposits that are readily convertible into cash. Cash equivalents are carried at cost plus accrued interest, which approximates fair value. These are included within cash and cash equivalents as level one fair value measurements.

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

For each of the three and nine months ended September 30, 2013, the Company had 1.2 million of weighted-average potentially dilutive common shares that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive for that period. For the three and nine months ended September 30, 2012, the Company had 1.0 million and 5.1 million, respectively, of weighted-average potentially dilutive common shares that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive for that period.

The following table is a reconciliation of basic and diluted net income attributable to AOL common stockholders per common share (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to AOL Inc. common stockholders	$2.0	$20.8	$56.4	$1,012.7

Shares used in computing basic income per common share	77.3	92.6	77.1	93.6
Dilutive effect of equity-based awards	3.9	3.4	4.3	1.6

Shares used in computing diluted income per common share	81.2	96.0	81.4	95.2

Basic net income per common share	$0.03	$0.22	$0.73	$10.82

Diluted net income per common share	$0.02	$0.22	$0.69	$10.64

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—GOODWILL

A summary of changes in the Company’s goodwill during the nine months ended September 30, 2013 is as follows (in millions):

	December 31, 2012	Acquisitions	Dispositions	Impairments	Translation Adjustments	September 30, 2013
Brand Group
Gross Goodwill	$282.2	$1.6	$(0.2)	$-	$-	$283.6

Net Goodwill	282.2	1.6	(0.2)	-	-	283.6

Membership Group
Gross Goodwill	604.2	-	-	-	0.2	604.4

Net Goodwill	604.2	-	-	-	0.2	604.4

AOL Networks
Gross Goodwill	180.2	296.4	(3.5)	-	(1.1)	472.0

Net Goodwill	180.2	296.4	(3.5)	-	(1.1)	472.0

Patch
Gross Goodwill	17.5	-	-	-	-	17.5
Impairments	-	-	-	(17.5)	-	(17.5)

Net Goodwill	17.5	-	-	(17.5)	-	-

Corporate and Other
Gross Goodwill	35,625.1	-	-	-	-	35,625.1
Impairments	(35,625.1)	-	-	-	-	(35,625.1)

Net Goodwill	-	-	-	-	-	-

Consolidated
Gross Goodwill	36,709.2	298.0	(3.7)	-	(0.9)	37,002.6
Impairments	(35,625.1)	-	-	(17.5)	-	(35,642.6)

Net Goodwill	$1,084.1	$298.0	$(3.7)	$(17.5)	$(0.9)	$1,360.0

The increase in goodwill for the nine months ended September 30, 2013 was due primarily to the acquisition of adap.tv, Inc., a Delaware corporation, (“Adap.tv”) during the third quarter of 2013. See “Note 4” for additional information on this acquisition.

Interim Impairment Testing of Goodwill

As discussed in more detail in “Note 1” to the Company’s audited consolidated financial statements in the Annual Report, goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired. In connection with the annual goodwill impairment analysis performed during the fourth quarter of 2012, the Company determined that the fair value of each of its reporting units exceeded its respective book value, and therefore no goodwill impairment charge was recorded in 2012. During the first and second quarters of 2013, the Company concluded that no events or changes in circumstances had occurred that indicated goodwill was more likely than not impaired.

However, as part of the Company’s continuing effort to reduce its expenses and invest in areas of strategic focus, on August 15, 2013, the Company approved a restructuring plan for its Patch operations. The Company

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

determined that the restructuring of its Patch operations constituted a substantive change in circumstances that could potentially reduce the fair value of the Patch reporting unit below its carrying amount. Accordingly, the Company tested the Patch reporting unit goodwill and other long-lived assets for impairment as of August 31, 2013 (the “interim testing date”). As a result of the long-lived asset impairment test, the Company recorded a $7.5 million impairment of internal-use software related to Patch.

For the goodwill impairment analysis, the Company determined the fair value for the Patch reporting unit using an income approach, specifically a discounted cash flow (“DCF”) method. Determining the fair value of a reporting unit requires the exercise of a significant judgment, including judgments about the appropriate discount rates, terminal growth rates, weighted average costs of capital and the amount and timing of expected future cash flows. The judgments used in determining the fair value of Patch are based on significant unobservable inputs which causes the determination of the implied fair value of goodwill to fall within level three of the GAAP fair value hierarchy. The cash flows employed in the DCF analysis are based on the most recent budgets, forecasts and business plans as well as various growth rate assumptions for years beyond the current business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future revenue streams and cash flows of the reporting unit. The discount rate utilized in the analysis performed was 20.5% and a constant terminal growth rate was used in the DCF analysis of 3%. Due to these significant judgments used in the DCF analysis, the fair value of the Patch reporting unit determined in connection with the goodwill impairment test may not necessarily be indicative of the actual value that would be recognized in future transactions.

Based on the goodwill impairment analysis as of the interim testing date, the carrying value of the Patch reporting unit exceeded its fair value. Accordingly, step two of the goodwill impairment test was performed, where the Company used a third party valuation specialist to assist us in determining the estimated fair value of Patch’s assets and liabilities. Determining the fair value of these assets and liabilities in the step two evaluation requires significant judgment, including judgments about appropriate discount rates and Patch’s estimated future cash flows, which are subject to change. As a result of the step two evaluation, the Company recorded a goodwill impairment charge of $17.5 million during the third quarter of 2013.

NOTE 4—BUSINESS ACQUISITIONS, DISPOSITIONS AND OTHER SIGNIFICANT TRANSACTIONS

Acquisition of Adap.tv

On September 5, 2013, the Company acquired Adap.tv for a purchase price of $405 million, subject to a working capital adjustment (which is currently estimated to increase the total consideration paid to $410 million). The consideration paid to acquire Adap.tv consisted of $329.6 million in cash, net of cash acquired, and 2.4 million shares of AOL common stock with a fair value of $80.8 million based on AOL’s closing stock price on the closing date. Adap.tv is an online video advertising company whose advertising technology platform provides advertisers and publishers the ability to buy and sell video advertising inventory across desktop, mobile, and connected TV platforms. This acquisition is expected to enhance the Company’s offerings to publishers and advertisers, and this expectation along with market conditions at the time of acquisition contributed to a purchase price that resulted in the allocation of a significant portion of the purchase price to goodwill. The results of operations of Adap.tv will be reflected within the AOL Networks segment.

In connection with the acquisition, the Company replaced unvested in-the-money options held by Adap.tv employees under the Adap.tv Stock Incentive Plan (the “Adap.tv Plan”) with unvested AOL restricted stock of

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

$35.6 million in fair value. Of the total fair value, $10.8 million was attributable to pre-acquisition service and included in the purchase price, bringing the total purchase price of Adap.tv for accounting purposes to $421.2 million. The remaining $24.8 million of restricted stock is expected to be recognized as equity-based compensation expense over the remaining award vesting periods.

AOL preliminarily recorded $296.4 million of goodwill (which is not deductible for tax purposes) and $118.6 million of intangible assets associated with this acquisition. The intangible assets associated with this acquisition consist of technology, advertiser and publisher relationships, and trade names, all of which will be amortized on a straight-line basis over a period of five years. The assets and liabilities recorded for the acquisition of Adap.tv were based on preliminary valuations and the estimates and assumptions are subject to change as the Company obtains additional information during the measurement period.

Unaudited pro forma results of operations assuming this acquisition had taken place at the beginning of each period are not provided because the historical operating results of Adap.tv were not significant and pro forma results would not be significantly different from reported results for the periods presented.

Dispositions

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

NOTE 5—LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Revolving Credit Facility

On July 1, 2013, AOL entered into a $250 million senior secured revolving credit facility agreement (the “Credit Facility Agreement”), together with the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent. Under the terms of the Credit Facility Agreement, AOL may request an increase in the commitments of up to an additional $250 million with commitments from either new lenders or increased commitments from existing lenders, subject to the satisfaction of certain conditions. The Credit Facility Agreement is guaranteed by all of AOL’s material domestic subsidiaries, as defined in the Credit Facility Agreement, and substantially all of the property and assets of AOL have been pledged as collateral, subject to customary exceptions.

Interest on borrowings under the Credit Facility Agreement is payable at rates per annum equal to, at the option of AOL: (1) a fluctuating base rate equal to JPMorgan’s adjusted base rate (“ABR”) plus the applicable margin, or (2) a periodic fixed rate equal to the Eurodollar rate plus the applicable margin. The ABR will be the highest of (i) the federal funds rate plus 0.5 percent, (ii) JPMorgan’s publicly announced prime rate, and (iii) one-month LIBOR plus 1.0 percent. The applicable margin relating to any Eurodollar loan is 2.0% and the applicable margin relating to any ABR loan is 1.0%. AOL is required to pay a commitment fee based on the unused portion of the commitments under the Credit Facility Agreement.

The Credit Facility Agreement contains various affirmative, negative and financial covenants. Financial covenants in the agreement include a ratio of debt (net of unrestricted cash up to an agreed cap) to EBITDA and a

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ratio of EBITDA to interest expense. The debt to EBITDA ratio must not exceed a specified maximum. The EBITDA to interest expense ratio requires the Company to meet or exceed a specified minimum. Each of the above ratios are tested at the end of each fiscal quarter and measured on a rolling four-quarter basis. To date, the Company is in compliance with its covenants under the Credit Facility Agreement.

All amounts outstanding under the Credit Facility Agreement will be due and payable on July 1, 2018, and the commitments thereunder will terminate on such date. The Company intends to use borrowings under the Credit Facility Agreement for general corporate purposes. No amounts have been borrowed under the Credit Facility Agreement to date.

NOTE 6—INCOME TAXES

The Company recorded pre-tax income from operations of $14.6 million and related income tax expense of $13.1 million, which resulted in an effective tax rate of 89.7% for the three months ended September 30, 2013, as compared to an effective tax rate of 54.1% for the three months ended September 30, 2012. The effective tax rate for the three months ended September 30, 2013 differed from the statutory U.S. federal income tax rate of 35.0% primarily due to the tax impact of the goodwill impairment charge, the foreign losses that did not produce a tax benefit and the size of these items relative to the Company’s pre-tax income. The effective tax rate for the three months ended September 30, 2012 differed from the statutory U.S. federal income tax rate of 35.0% primarily due to the tax impact of foreign losses that did not produce a tax benefit.

The Company recorded pre-tax income from operations of $112.9 million and related income tax expense of $57.8 million, which resulted in an effective tax rate of 51.2% for the nine months ended September 30, 2013, as compared to an effective tax rate of 11.4% for the nine months ended September 30, 2012. The effective tax rate for the nine months ended September 30, 2013 differed from the statutory U.S. federal income tax rate of 35.0% primarily due to the impact of foreign losses that did not produce a tax benefit. The effective tax rate for the nine months ended September 30, 2012 differed substantially from the statutory U.S. federal income tax rate of 35.0% primarily due to the tax impact of the patent transaction with Microsoft in June 2012 and foreign losses that did not produce a tax benefit.

NOTE 7—STOCKHOLDERS’ EQUITY

AOL is authorized to issue up to 660 million shares of all classes of stock, consisting of 60 million shares of preferred stock, par value $0.01 per share (“Preferred Stock”), and 600 million shares of common stock, par value $0.01 per share. In August 2012, in connection with the Tax Asset Protection Plan, AOL filed a Certificate of Designation to its Amended and Restated Certificate of Incorporation creating a series of approximately 0.1 million shares of Preferred Stock designated as Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”). The Series A Preferred Stock has the voting and such other rights as provided for in the Certificate of Designation. Rights and privileges associated with shares of Preferred Stock are subject to authorization by the Company’s Board of Directors (the “Board”) and may differ from those of any and all other series at any time outstanding. All shares of common stock will be identical and will entitle the holders thereof to the same rights and privileges.

During the nine months ended September 30, 2013, the Company recorded a $23.5 million increase to additional paid-in capital as a result of equity-based compensation transactions. Included in this amount was $33.7 million related to expense incurred under AOL’s equity-based compensation plan, which includes $2.2 million recorded within restructuring costs related to the vesting of certain equity awards granted to the Company’s former chief operating officer upon his departure in the first quarter of 2013, as well as an offsetting reduction of $10.2 million related to tax withholdings on the vesting of restricted stock units (“RSUs”).

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accelerated Stock Repurchase Agreement

On August 26, 2012, the Company entered into a fixed dollar collared accelerated stock repurchase agreement with Barclay’s Capital Inc. (“Barclays”), as agent for Barclays Bank PLC, effective August 27, 2012 (the “ASR Agreement”). Under the ASR Agreement, on August 30, 2012, the Company paid $654.1 million from cash on hand to Barclays to repurchase outstanding shares of common stock. On April 22, 2013, the repurchase program under the ASR Agreement was completed. No shares were repurchased under the ASR Agreement during 2013.

Since the final volume-weighted average price of the Company’s stock was above the adjusted cap price established under the ASR Agreement, no additional shares were delivered upon completion of the program. The total amount of shares repurchased by the Company under the ASR Agreement was 18.4 million shares at a cap price of $32.69. The $654.1 million is reflected within treasury stock in the Company’s consolidated balance sheet as of September 30, 2013.

2013 Stock Repurchase Programs

On February 8, 2013, the Company announced that the Board approved a stock repurchase program (“Original Repurchase Program”), which authorizes us to repurchase up to $100 million of outstanding shares of AOL common stock from time to time over the twelve months following the announcement of the Original Repurchase Program. Repurchases are subject to market conditions, share price and other factors. Repurchases will be made in accordance with applicable securities laws in the open market, in block trades, pursuant to pre-arranged trading plans, private transactions, and may include derivative transactions. The Original Repurchase Program may be suspended or discontinued at any time.

Concurrent with the closing of the Credit Facility Agreement, on July 8, 2013, the Company announced that the Board approved a new stock repurchase program (the “New Repurchase Program”), which authorizes the Company to repurchase up to $150 million of outstanding shares of AOL common stock from time to time over the twelve months following the announcement of the New Repurchase Program. Repurchases are subject to market conditions, share price and other factors. The repurchases may be made in accordance with applicable securities laws in the open market, in block trades, pursuant to pre-arranged trading plans or otherwise and may include derivative transactions. The New Repurchase Program may be suspended or discontinued at any time. The New Repurchase Program does not affect in any way the terms of the Original Repurchase Program.

As of September 30, 2013, the Company repurchased a total of 2.9 million shares under these programs at a weighted-average price of $34.80 per share (approximately $102.2 million).

NOTE 8—EQUITY-BASED COMPENSATION

Acquisition of Adap.tv

In connection with the acquisition of Adap.tv, the Company replaced unvested in-the-money options held by Adap.tv employees under the Adap.tv Plan with approximately 1.1 million shares of unvested AOL restricted stock and a fair value of $35.6 million in aggregate. Of the total fair value, $10.8 million related to pre-acquisition service was included in the purchase price, and the remaining $24.8 million is expected to be recognized as equity-based compensation expense over the remaining award vesting periods. In addition, the Company also issued to Adap.tv employees approximately 0.3 million shares of unvested AOL restricted stock and a fair value of 10.5 million in aggregate. The fair value of these awards is expected to be recognized as equity-based compensation expense over the vesting period of 4 years.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Equity-Based Compensation Expense

Compensation expense recognized by AOL related to its equity-based compensation plans is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options	$2.8	$4.7	$8.6	$13.5
Restricted stock, RSUs and PSUs	8.5	6.4	21.4	14.8
Employee Stock Purchase Program	0.5	-	1.4	-

Total equity-based compensation expense	$11.8	$11.1	$31.4	$28.3

Tax benefit recognized	$4.6	$4.4	$12.3	$11.2

As of September 30, 2013, the Company had 7.2 million stock options and 3.9 million restricted stock, RSUs and Performance Stock Units (PSUs) outstanding to employees, advisors and non-employee directors. The weighted-average exercise price of the stock options and the weighted-average grant date fair value of the restricted stock, RSUs and PSUs outstanding as of September 30, 2013 were $21.43 and $31.50, respectively.

As of September 30, 2013, total unrecognized compensation cost related to unvested AOL stock option awards was $21.5 million and is expected to be recognized over a weighted-average period of approximately 2.3 years. Total unrecognized compensation cost as of September 30, 2013 related to unvested restricted stock, RSUs and PSUs was $79.3 million and is expected to be recognized over a weighted-average period of approximately 2.5 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation expense related to these awards will be different from the Company’s expectations.

AOL Stock Options

The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value AOL stock options at their grant date for stock options granted during the periods presented:

	Nine Months Ended September 30,
	2013	2012
Expected volatility	37.4%	39.1%
Expected term to exercise from grant date	5.03 years	5.10 years
Risk-free rate	1.0%	1.1%
Expected dividend yield	0.0%	0.0%

NOTE 9—RESTRUCTURING COSTS

As part of the Company’s continuing effort to reduce its expenses and invest in areas of strategic focus, on August 15, 2013, the Company approved a restructuring plan for its Patch operations. As a result of this restructuring plan and other efforts to align the Company’s organizational structure with its strategy, the Company incurred restructuring charges of $19.0 million and $28.1 million for the three and nine months ended September 30, 2013, respectively.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A summary of AOL’s restructuring activity for the nine months ended September 30, 2013 is as follows (in millions):

	Employee Terminations	Other Exit Costs	Total
Liability at December 31, 2012	$1.4	$2.6	$4.0
Restructuring expense	28.4	(0.3)	28.1
Foreign currency translation and other adjustments	(1.5)	0.1	(1.4)
Cash paid	(15.0)	(1.3)	(16.3)

Liability at September 30, 2013	$13.3	$1.1	$14.4

At September 30, 2013, of the remaining liability of $14.4 million, $13.6 million was classified as a current liability within accrued expenses and other current liabilities, with the remaining $0.8 million classified within other long-term liabilities in the consolidated balance sheet. Amounts classified as long-term are expected to be paid through 2016.

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—SEGMENT INFORMATION

The Company’s segments are determined based on the properties, products and services it provides and how the chief operating decision maker (“CODM”) evaluates the business. The Company’s chief executive officer is the Company’s CODM for the nine months ended September 30, 2013.

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the three and nine months ended September 30, 2013 and 2012 is as follows (in millions):

	Brand Group	Membership Group	AOL Networks	Corporate and Other	Consolidated Total
Three months ended September 30, 2013:
Revenues from external customers
Advertising	$170.6	$37.2	$178.2	$-	$386.0
Subscription	-	161.6	-	-	161.6
Other	5.5	1.6	6.6	-	13.7
Revenues from transactions with other segments	16.4	4.1	3.9	(24.4)	-

Total revenue	$192.5	$204.5	$188.7	$(24.4)	$561.3

Adjusted OIBDA	$10.9	$149.8	$(7.1)	$(33.8)	$119.8

Nine months ended September 30, 2013:
Revenues from external customers
Advertising	$515.2	$110.6	$480.5	$0.1	$1,106.4
Subscription	-	493.4	-	-	493.4
Other	12.7	7.3	20.6	0.5	41.1
Revenues from transactions with other segments	44.5	18.5	8.9	(71.9)	-

Total revenue	$572.4	$629.8	$510.0	$(71.3)	$1,640.9

Adjusted OIBDA	$4.6	$447.8	$(20.9)	$(98.1)	$333.4

Three months ended September 30, 2012:
Revenues from external customers
Advertising	$157.4	$36.7	$145.9	$-	$340.0
Subscription	-	173.5	-	-	173.5
Other	5.3	3.3	9.3	0.3	18.2
Revenues from transactions with other segments	14.3	7.5	3.2	(25.0)	-

Total revenue	$177.0	$221.0	$158.4	$(24.7)	$531.7

Adjusted OIBDA	$(9.6)	$156.4	$0.3	$(46.2)	$100.9

Nine months ended September 30, 2012:
Revenues from external customers
Advertising	$466.1	$118.6	$423.0	$0.2	$1,007.9
Subscription	-	531.1	-	-	531.1
Other	12.2	11.5	28.5	1.0	53.2
Revenues from transactions with other segments	38.7	22.6	9.1	(70.4)	-

Total revenue	$517.0	$683.8	$460.6	$(69.2)	$1,592.2

Adjusted OIBDA	$(41.6)	$474.2	$0.9	$(144.2)	$289.3

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s reconciliation of Adjusted OIBDA to operating income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating income	$16.7	$43.1	$118.5	$1,133.7
Add: Depreciation	32.0	34.3	97.4	105.6
Add: Amortization of intangible assets	11.1	9.0	29.7	28.6
Add: Restructuring costs	19.0	0.4	28.1	7.7
Add: Equity-based compensation	11.8	11.1	31.4	28.3
Add: Asset impairments and write-offs	29.0	0.2	30.4	3.0
Add: Losses/(gains) on disposal of assets, net	0.2	(0.2)	(2.1)	(946.6)
Add: Special items	-	3.0	-	(71.0)

Adjusted OIBDA	$119.8	$100.9	$333.4	$289.3

Special items for the nine months ended September 30, 2012 include patent licensing income of $96.0 million, partially offset by costs related to the proxy contest of $8.8 million, costs related to the patent sale and return of the related proceeds to shareholders of $8.6 million and $7.6 million of expense relating to the Virginia sales tax settlement in the second quarter of 2012.

Due to the nature of the Company’s operations, a majority of its assets are utilized across all segments. In addition, segment assets are not reported to, or used by, the CODM function to allocate resources or assess performance of the Company’s segments. Accordingly, the Company has not disclosed asset information by segment.

Information about Geographical Areas

The following table presents revenues in different geographical locations (in millions):

	Three Months Ended September 30,(a)		Nine Months Ended September 30,(a)
	2013	2012	2013	2012
United States	$498.5	$475.2	$1,456.3	$1,426.0
United Kingdom	22.7	23.5	70.8	71.1
Canada	12.7	10.7	35.4	27.7
Germany	9.7	7.3	28.0	24.4
Japan	8.1	9.8	24.4	24.7
Other international	9.6	5.2	26.0	18.3

Total international	62.8	56.5	184.6	166.2

Total	$561.3	$531.7	$1,640.9	$1,592.2

(a)	Revenues are attributed to countries based on the location of customers.

AOL INC.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See “Part I – Item 1 – Financial Statements – Note 10 Commitments and Contingencies” for information about our legal proceedings.

AOL INC.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

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

Unregistered Sales of Equity Securities

On September 5, 2013, the Company issued 2.4 million shares of AOL common stock as consideration for the acquisition of Adap.tv, Inc. The shares were issued pursuant to an exemption from the registration requirements of the Securities Act as provided by Section 4(2).

Repurchases of Equity Securities

The following is a summary of common shares repurchased by the Company under its stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a) (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a) (b)
July 1, - July 31, 2013	-	$-	-	$50,200,000
August 1, - August 31, 2013	-	$-	-	$200,200,000
September 1, - September 30, 2013	1,537,200	$34.04	1,537,200	$147,900,000
Total	1,537,200	$34.04	1,537,200	$147,900,000

(a)	On February 8, 2013, we announced that the Board of Directors (the “Board”) approved a stock repurchase program (the “Original Repurchase Program”), which authorizes us to repurchase up to

AOL INC.

PART II. OTHER INFORMATION

$100 million of our outstanding shares of common stock from time to time over the twelve months following the announcement of the Original Repurchase Program. Repurchases are subject to market conditions, share price and other factors. Repurchases will be made in accordance with applicable securities laws in the open market, in block trades, pursuant to pre-arranged trading plans, private transactions, and may include derivative transactions. The Original Repurchase Program may be suspended or discontinued at any time.

(b)	Concurrent with the closing of the Credit Facility Agreement, the Board approved a new stock repurchase program (the “New Repurchase Program”). Under the New Repurchase Program, the Board approved a new $150 million stock repurchase authorization. The repurchases may be made from time to time over the twelve months following the announcement of the New Repurchase Program, depending on market conditions, share price and other factors. The repurchases may be made in accordance with applicable securities laws in the open market, in block trades, pursuant to pre-arranged trading plans or otherwise and may include derivative transactions. The New Repurchase Program may be suspended or discontinued at any time. The New Repurchase Program does not affect in any way the terms of the Original Repurchase Program.

The approximate dollar value of shares that may yet be repurchased under these programs excludes commissions and other fees paid in relation to purchases through September 30, 2013.

ITEM 6.	EXHIBITS

See the Exhibit Index immediately following the signature page of this Quarterly Report.

AOL INC.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2013.

AOL INC.

By	/s/ Karen Dykstra
Name:	Karen Dykstra
Title:	Chief Financial Officer

AOL INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

2.1	Agreement and Plan of Merger among AOL Inc., a Delaware Corporation and Carmel Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of AOL Inc., adap.tv, Inc. and Shareholder Representative Services LLC, a Colorado limited liability company, dated as of August 5, 2013.		8-K	2.1	9/6/13

3.1	Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on December 9, 2009.		8-K	3.1	12/11/09

3.2	Amended and Restated By-laws of the Registrant.		8-K	3.2	12/11/09

4.1	Specimen Common Stock Certificate of Registrant.		8-K	4.1	12/11/09

10.1	Credit Agreement among AOL Inc. as Borrower, several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, dated July 1, 2013.	X

10.2*	Letter Agreement between AOL Inc. and Donald Rosenthal, dated June 3, 2010.	X

10.3*	Supplement to Letter Agreement between AOL Inc. and Donald Rosenthal, dated February 25, 2011.	X

10.4*	Letter Agreement between Donald Rosenthal and AOL Inc., dated June 21, 2013.	X

10.5*	Executive Employment Agreement between Robert Lord and AOL Inc., dated July 18, 2013.	X

10.6*	Separation Agreement and Release of Claims between John Reid-Dodick and AOL Inc., dated August 6, 2013.	X

10.7*	First Amendment to the Executive Employment Agreement between Curtis Brown and AOL Inc., dated August 7, 2013.	X

10.8*	Form of Notice of Grant of Performance Share Award (Revenue).	X

10.9*	Form of Notice of Grant of Segment Performance Share Units Award (Standard).	X

10.10*	adap.tv, Inc. 2007 Stock Incentive Plan.		S-8	4.4	9/6/13

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

AOL INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†	X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012, (ii) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2013 and 2012 and (v) Notes to Consolidated Financial Statements. ††	X

*	Management contract or compensatory plan arrangement.

†	This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.