Form 10-K
period 2013-12-31
AOL Inc.
filed 2014-02-19
CIK 1468516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based upon the closing price of such shares on the New York Stock Exchange on June 30, 2013) was approximately $2.7 billion. As of February 14, 2014, the number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding was 79,453,253.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report is incorporated by reference from the Registrant’s proxy statement to be filed pursuant to Regulation 14A with respect to the Registrant’s 2014 Annual Meeting of Stockholders.

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

Achieving our business and financial objectives, including improved financial results and maintenance of a strong balance sheet and liquidity position, could be adversely affected by the factors discussed or referenced in “Item 1A—Risk Factors” as well as, among other things:

•	changes in our plans, strategies and intentions;

•	stock price volatility;

•	future borrowing and restrictive covenants under the new revolving credit facility;

•	the impact of significant acquisitions, dispositions and other similar transactions;

•	our ability to attract and retain key employees;

•	any negative unintended consequences of cost reductions, restructuring actions or similar efforts, including with respect to any associated savings, charges or other amounts;

•	adoption of new products and services;

•	our ability to attract and retain unique visitors to our properties;

•	asset impairments; and

•	the impact of “cyber attacks.”

References in this Annual Report to “we,” “us,” the “Company,” and “AOL” refer to AOL Inc., a Delaware corporation.

ITEM 1.	BUSINESS

Introduction

AOL Inc. (referred to herein as “AOL”, the “Company”, “we”, “our” or “us”) is a leading global media and technology company with a substantial worldwide audience and a suite of digital brands, products and services that we offer to consumers, advertisers, publishers and subscribers. We are focused on attracting and engaging consumers by creating and offering high quality branded digital content, products and services and providing valuable advertising services on both our owned and operated properties and third-party websites.

We are in the midst of executing a multi-year strategic plan to reinvigorate growth in our revenues and profits by taking advantage of the continuing migration of advertising, commerce and information to the internet and digital devices. Our strategy is to focus our resources on AOL’s core competitive strengths in content, advertising, technology platforms, video and paid services while expanding the distribution of our premium content, product and service offerings on multiple platforms and digital devices, including on internet-enabled televisions, smartphones and tablets. We continue to reinvigorate AOL’s culture and brand by prioritizing the consumer experience, making greater use of data-driven insights and encouraging innovation.

AOL was founded in 1985 and later merged with Time Warner Inc. (“Time Warner”) in 2001. In the fourth quarter of 2009, the board of directors of Time Warner approved the complete legal and structural separation of the Company from Time Warner (the “spin-off”), following which we became an independent, publicly-traded company. On November 2, 2009, the Company converted from AOL Holdings LLC, a limited liability company wholly owned by Time Warner, to AOL Inc., a Delaware corporation wholly owned by Time Warner. The spin-off occurred on December 9, 2009.

Segments

Our business is organized into the following three reportable segments:

•

The Brand Group, which consists of our portfolio of distinct and unique content brands as well as certain service brands. The results for this segment include the performance of our advertising offerings on a number of owned and operated sites, such as AOL.com, The Huffington Post, TechCrunch and MapQuest. The Brand Group also includes co-branded websites owned or operated by third parties for which certain criteria have been met, including that the internet traffic has been assigned to us.

•

The Membership Group, which consists of offerings that serve our registered account holders, both free and paid. The results for this segment include the performance of our subscription offerings and advertising offerings on Membership Group properties, including communications products such as AOL Mail, as well as from performance compensation received for marketing third party products and services.

•

AOL Networks which consists of interconnected programmatic and premium advertising offerings that advertisers and publishers use to reach consumers across all devices (i.e., desktop, mobile, tablet and internet-enabled television) and includes offerings in formats such as display, video and social. The results for this segment include the performance of Advertising.com, AdLearn Open Platform (“AOP”), Adap.tv, Marketplace by ADTECH (“Marketplace”), The AOL On Network, Be On, ADTECH and Pictela.

In addition to the above reportable segments, we have a corporate and other category that includes activities that are not directly attributable or allocable to a specific segment. This category primarily consists of broad corporate functions and includes legal, human resources, accounting, finance and marketing as well as activities and costs not directly attributable to a particular segment such as restructuring costs, tax settlements and other general business costs.

For financial information about our segments for the years ended December 31, 2013, 2012, and 2011, see “Note 12” in our accompanying consolidated financial statements and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Brand Group

The Brand Group seeks to be a leading publisher of relevant and engaging online content and a provider of engaging online consumer products and services, by utilizing highly scalable publishing platforms and content management systems. The Brand Group consists of our portfolio of distinct and unique content brands as well as certain service brands with a focus on news, local, women/lifestyle and technology. Through our diverse network of sites, we seek to reach a global audience on many platforms and devices. Additionally, we offer advertisers and agencies powerful, comprehensive and efficient online tools to effectively deliver advertising and reach targeted audiences across Brand Group properties.

Brand Group offerings include original content produced by professional journalists from new and traditional media, politicians, celebrities, academics, policy experts, freelance writers and bloggers, our curated content and curated and aggregated content from third parties and user-generated content. Our content offerings are made available to broad audiences through sites such as AOL.com and The Huffington Post, and related applications, as well as to specialized audiences on highly-targeted, branded properties, such as Engadget, StyleList and TechCrunch. Additionally, we have entered into joint ventures and strategic partnerships with third parties with established brands in an effort to expand our content offerings. To facilitate the intake, creation, management and publication of original content, we utilize publishing platforms and content management systems that are designed to scale in a cost-effective manner in order to produce a large variety of relevant content for consumers. In some instances, we have entered into third party partnerships in certain content verticals, which typically provide that the Brand Group receives a share of advertising revenue sold on a co-branded property.

The Brand Group offers many highly engaging and relevant brands, including:

•

AOL.com—AOL.com curates and aggregates compelling and engaging content and provides easy access to important services such as AOL Search and AOL Mail. We seek to continuously develop and refine our home page by offering enhanced features and functionality and user interface improvements.

•

The Huffington Post—an influential news, opinion and lifestyle website with moderated user comments, which also includes many sections that offer news and perspectives on different subject areas, such as multicultural issues, healthy living and politics. We have expanded The Huffington Post internationally and it is now in 10 countries, largely through partnerships with established local media companies. In 2014 and beyond we seek to continue the expansion of The Huffington Post. Additionally, HP Live! is a live online streaming video network which leverages The Huffington Post’s community and social platform and invites real-time viewer engagement and interaction by smartphone, tablet or webcams.

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

•	Entertainment brands—Moviefone and Games.com

•	Technology and Marketplace brands—TechCrunch, Engadget and Daily Finance

•	Lifestyle brands—StyleList, Kitchen Daily, StyleMePretty and Makers

In January 2014, we acquired Project Rover, Inc., dba Gravity (“Gravity”), a leading company in multi-screen content optimization and personalization. Gravity’s patented technology creates interest graphs based on individuals’ interests, preferences and habits and allows publishers to offer a tailored and relevant selection of editorial and advertising content to readers. We believe Gravity’s technology will act as an accelerator in virtually all areas of our strategy to create more engaging, relevant and valuable experiences for its consumers, advertisers and publisher partners.

Increasingly, consumers access the internet on devices other than a personal computer. We continue to develop and offer applications for our existing desktop products and services that are optimized for display on portable devices, such as smartphones, tablets and on internet-enabled televisions. In addition, we also continue to develop and offer applications specific to such devices. We plan to continue investing in mobile applications within the Brand Group, prioritizing launches of key brands, collaborating with other providers in order to have our mobile applications included in their offerings, and expanding our mobile advertising platform.

We offer AOL Search on the Brand Group properties. We provide our consumers with a general, internet-based search experience that utilizes the organic web search results of Google Inc. (“Google”), presents additional links on the search results page that showcase contextually relevant AOL and third-party content and information and provides a variety of search-related features (such as suggesting related searches to help users further refine their search queries). We also provide our consumers with relevant paid text-based search advertising through our relationship with Google, in which we provide consumers sponsored link ads in response to their search queries. In addition, we offer vertical search services (i.e., search within a specific content category) and mobile search services on Brand Group properties.

We also offer contextually relevant advertising from both Google and AOL’s proprietary products. These advertisements are placed on sites targeted by advertisers based on the content of the websites. We also market our search services through search engine marketing, working with marketing partners to drive traffic to, and maximize the utilization of, our search services.

While the majority of our search revenues are reflected within the results of the Brand Group, search-related revenues are also included within the results of the Membership Group for search offerings provided in that segment.

Content, products and services on Brand Group properties are generally available to consumers and we are focused on attracting greater numbers of consumers to our offerings. In addition, we utilize various distribution channels as described below which allow us to more directly reach online consumers.

Certain of our Brand Group properties, such as our AOL.com portal and HuffingtonPost.com, serve as valuable distribution channels for our content, products and services as do our subscription services. We utilize our premium video platform as a means of distributing content and increasing engagement across our Brand Group properties. We use a variety of other distribution channels as well, including agreements with manufacturers of devices and other consumer electronics and mobile carriers. We distribute our content, products and services directly to consumers on the open web and through the Apple App Store, the Google Play Store, the Amazon Appstore and the Android Market. Additional distribution channels include toolbars, widgets, co-branded portals and websites, mobile aggregators, third-party websites and social networks (whether offered directly or by means of partnerships with social network operators) that link to AOL Properties. We also utilize search engine marketing and search engine optimization as distribution methods. We make available open standards and protocols for use by third-party developers to enhance, promote and distribute our properties.

The Membership Group

The Membership Group is focused on delivering world-class experiences to our consumers who rely on our products and properties every day. The Membership Group creates integrated experiences that allow our consumers to have access to useful content from important brands, communication tools and valuable services. We offer advertisers and agencies tools to effectively deliver advertising and reach targeted audiences across Membership Group properties. AOL Search is also offered on Membership Group properties.

As of December 31, 2013, we had approximately 2.5 million domestic AOL subscribers. Our subscribers are important users of Brand Group and Membership Group properties and engaging our subscribers, as well as former AOL subscribers who continue to utilize our free service plan, is an important component of our strategy. Our paid subscription plans provide bundles of products and services ranging from online storage, privacy and security solutions to technical support, back-up and unlimited dial-up internet access options, computer protection and partner discounts.

As part of our ongoing efforts to increase customer satisfaction and retention, we continue to develop, test and market additional new products, services and bundles. AOL subscribers are able to manage their subscriptions through an online self-service portal as well as through telephone and chat-based customer support options.

We also offer a wide range of a la carte products and services, including computer tools, maintenance services, online technical support, anti-virus software, identity theft protection, online and social media privacy and reputation monitoring services, online learning and other lifestyle services. Consumers are likewise able to manage these products and services through an online self-service portal as well as through telephone and chat-based customer support options.

We also offer free communications tools, such as AOL Mail, which is a leading e-mail service in the United States. AOL Mail is a significant source of our consumer traffic and engagement.

We distribute Membership Group properties through channels similar to the Brand Group as described above.

AOL Networks

AOL Networks aims to help advertisers and publishers solve fundamental challenges presented by the digital marketing landscape by making available programmatic platforms, video offerings and advertising solutions. AOL Networks offers our advertising technology products and services to advertisers, publishers and other technology companies individually or on a bundled basis. We aim to develop our current relationships with publishers and advertisers and continue to drive increased global advertiser investment and publisher growth.

AOL Networks provides services and solutions that focus on acquiring inventory and content from online publishers, adding value to that inventory and content, and selling it to online advertisers. We acquire unsold advertising inventory from third party websites, which we refer to as the Third Party Network, in addition to Brand Group and Membership Group properties and then use our proprietary optimization, targeting and delivery technology to best match advertisers and their objectives with available inventory.

We expect cross-screen digital media advertising to increase as consumer habits shift towards digital media. Additionally, the number of video ads shown online continues to rise, and we believe that this is driven by premium formats and their ability to drive increased consumer engagement. The number of advertisers reaching consumers across multiple devices, such as desktop, mobile, tablets and internet-enabled televisions is also on the rise, and as consumer habits continue to shift towards digital media, we believe that AOL Networks is positioned to address these market and consumer trends through its platforms, offerings and solutions.

Programmatic platforms

AOL Networks’ programmatic technology automates ad planning and buying by using technologies that match advertisers seeking to purchase advertising inventory that meets specific criteria and publishers seeking to sell advertising inventory that meets such criteria, across all screens and advertising formats. AOL Networks properties—including Advertising.com, AOP, Adap.tv, Marketplace and ADTECH are all vital components of our end-to-end programmatic platform. With this platform, we help our publishers and advertisers solve what we believe are critical marketing industry challenges of business inefficiency and data loss.

We believe that companies will integrate into larger, more comprehensive programmatic platforms rather than operating independently as the use of programmatic advertising increases. We also expect that advertisers will use programmatic platforms that can absorb, utilize and protect multiple data sets across screens, formats and inventory types. Our programmatic platform consists of the following offerings that advertisers and publishers use independently or in combination with one another on a managed-service basis:

AOP

AOP is our global demand side platform that utilizes AdLearn, our proprietary scheduling, optimization and delivery technology that employs a set of algorithms that seek to optimize advertisement placements across the Third Party Network and the available inventory on Brand Group and Membership Group properties. AOP is used by global advertisers and agencies to programmatically plan, buy and measure online advertising across all screens and advertising formats. Advertisers have access to premium non-reserved inventory on our Third Party Network, Advertising.com, and premium reserved and non-reserved inventory on Brand Group and Membership Group properties. Advertisers have the option to use AOP through self-service or managed services solutions.

Advertising.com (Ad.com)

Advertising.com is our global third-party advertising network that, similar to AOP, is powered by Ad Learn, that gets smarter at matching and optimizing media the more it is used. Ad.com inventory is comprised of non-reserved premium display and video inventory from third-party publishers as well as inventory from Brand Group and Membership Group properties. Advertisers can conduct campaigns across desktop, mobile, tablet and social formats and either access Ad.com inventory through AOP or via managed services for both brand and direct response marketing. We also offer advertisers the ability to target advertisements to specific users using technology that utilizes non-personally identifiable information, such as geographic location, previous exposure to certain advertisements and/or user behavior online.

The Company, Yahoo! Inc. (“Yahoo”) and Microsoft Corporation (“Microsoft”) are parties to nonexclusive agreements that allow advertising networks operated by each of the companies to offer each other’s premium non-reserved online display inventory to their respective customers. This partnership offers advertisers and agencies the efficiency of buying premium display at scale to reach customers and audiences. The Company and Yahoo expanded this partnership into the United Kingdom in January 2014.

Adap.tv

Advertisers, agencies and publishers use Adap.tv globally to buy and sell video advertising inventory both programmatically and on a managed-services basis across all screens. Through Adap.tv’s video platform we are able to offer advertisers, publishers and agencies a means of planning, buying and measuring video advertising programmatically across the internet, television and mobile video. We acquired adap.tv, Inc. (“Adap.tv”) in September of 2013.

Marketplace

Marketplace is our global sell-side platform that enables premium publishers to programmatically sell their display, mobile and tablet inventory via exchange and private marketplace environments. Marketplace is available as a standalone publisher offering or as a part of the ADTECH ad serving platform. Marketplace is also available as a self-service tool or managed-service solution.

ADTECH

ADTECH is our own proprietary ad serving technology that is the primary ad server that our Brand Group and Membership Group properties use. In addition, we license this ad serving technology to third parties through our ADTECH subsidiaries in the United States and Europe. ADTECH supports premium display and video advertising across desktop, mobile and tablets.

Gravity

We recently acquired Gravity, a content personalization company. We intend to extend this offering to the third-party publishers that use our programmatic suite whether it is via Adap.tv, Marketplace, Advertising.com and/or ADTECH.

Premium Formats and Ad Experiences—Video

Our premium video platform includes the necessary content, technology platforms and distribution channels for advertisers and publishers to access video advertisements at scale.

Content

•	The AOL On Network

The AOL On Network is our premium video library with 15 curated content channels that can be accessed through and experienced across all devices including desktop, mobile, tablet and internet-enabled television. The AOL On Network includes original programming and video content from a large number of syndication partners.

•	Be On

Advertisers use Be On to create, syndicate and measure branded video content at scale across all internet-enabled devices. Our Be On offering provides a platform for long-form branded content across all internet-enabled devices and we seek to provide brands with the tools to create, syndicate at scale and measure premium content that consumers desire to watch and share.

Distribution

The AOL On Network distributes video advertising and content across a vast network of publishers and includes our Brand and Membership Group properties.

Technology

Our video technology platform is designed to meet a variety of video-related needs of our customers and partners including those related to content creation, distribution, monetization and measurement across all devices and video formats. In addition to the AOL On Network and Be On technology platforms, Adap.tv is also a critical platform that our advertisers and publishers use to buy and sell video advertising inventory.

Other Premium Formats and Ad Experiences

We have upgraded and consolidated our creative platforms to improve the premium ad experiences we can offer advertisers and publishers across all devices. Advertisers and publishers use the Pictela platform globally on a self-service or managed services basis to achieve aesthetic quality, impact and interactivity of online advertising while showcasing their products and services. Through our Pictela platform we aim to drive higher quality ad experiences and deeper consumer engagement.

We have invested heavily in HTML5 integration to support the most innovative and flexible category-driven ad experiences. Similar to our other AOL Networks offerings, we support premium ad experiences across all formats and screens and encourage advertisers and publishers to use our sophisticated ad targeting strategies to drive improved results by delivering ads to the most interested consumers in relevant context.

As part of AOL Networks’ full technology platform, advertisers and publishers can use our premium formats and ad experiences in conjunction with our programmatic display offerings including AOP, Marketplace and Advertising.com.

AOL Networks has an international presence, primarily in Europe and Canada, with an additional international presence in Australia, India, Singapore, Tokyo and the United Kingdom through its Adap.tv offering. We seek to continue to expand our advertising offerings in key markets.

Revenues

Advertising Revenues

Across our segments, our advertising operations focus on the following:

AOL Properties. We sell advertising on AOL Properties, which include owned and operated content, products and services included in the Membership Group and Brand Group segments. AOL Properties also include co-branded websites owned or operated by third parties for which certain criteria have been met, including that the internet traffic has been assigned to us.

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

For the years ended December 31, 2013, 2012 and 2011, our advertising revenues on AOL Properties were $998.7 million, $946.9 million and $930.5 million, respectively.

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

Search Advertising Revenues

Search advertising revenues are generated on AOL Properties when a consumer clicks on a text-based ad on their screen. These text-based ads are either generated from a consumer-initiated search query or generated based on the content of the webpage the consumer is viewing. Google is, except in certain limited circumstances, the exclusive web search and search-based advertising provider for AOL Properties, based on our agreement that runs through December 31, 2015. In connection with these search services, Google provides us with a share of the revenue generated through paid text-based search advertising and contextual advertising on AOL Properties. For the year ended December 31, 2013, advertising revenues associated with the Google relationship were $373.3 million. Substantially all of these revenues were search revenues generated on AOL Properties, with a significant majority generated within the Brand Group and to a lesser extent within the Membership Group. AOL and Google also have a video partnership that features AOL’s video content on YouTube. See “Item 1A—Risk Factors—Risks Relating to Our Business—We are dependent on a third-party search provider.”

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

For the years ended December 31, 2013, 2012 and 2011, our advertising revenues on the Third Party Network were $614.7 million, $471.6 million and $383.7 million, respectively.

Subscription Revenues

The Membership Group generates subscription revenues principally through our subscription services products we offer to consumers. As of December 31, 2013, we offered price plans ranging from $30.99 to $4.99.

These plans include a variety of features such as maintenance services, online technical support, anti-virus software and identity theft protection. We also offer consumers, among other things, enhanced online safety and security features and technical support for a monthly subscription fee. Our subscriber base has declined and is expected to continue to decline. This has resulted in year-over-year declines in our subscription revenues. The number of domestic AOL subscribers was 2.5 million, 2.8 million and 3.3 million at December 31, 2013, 2012 and 2011, respectively. For the years ended December 31, 2013, 2012 and 2011, our subscription revenues were $650.1 million, $705.3 million and $803.2 million, respectively.

Although our subscription revenues have declined and are expected to continue to decline, we believe that our subscription revenues generated by the Membership Group will continue to remain an important source of revenue, operating income and cash flow in the near term. The revenue and cash flow generated from our subscription services will help us to pursue our strategic initiatives.

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

Other Revenues

In addition to advertising and subscription revenues, we also generate fee, license and other revenues. The Brand Group generates licensing revenues from third-party customers through MapQuest’s business-to-business services and online travel services as well as revenue from ticket sales related to technology events hosted by TechCrunch. The Membership Group generates licensing revenues from third parties through its AIM enterprise. AOL Networks also generates other revenues by licensing our proprietary ad serving technology to third parties, primarily through ADTECH. Subsequent to the acquisition of Adap.tv, other revenues also includes fees generated from publishers and advertisers using Adap.tv’s platform technology and features, as well as services such as ad serving and hosting.

Product Development

We seek to develop new and enhanced versions of our products and services for our consumers, advertisers, publishers and subscribers. While in the past we have relied primarily on our own proprietary technology to support our products and services, we have been steadily increasing our use of open source technologies, third-party providers and platforms with a view to diversifying our sources of technology, as well as for cost management. Research and development costs related to our software development efforts for 2013, 2012 and 2011 totaled $40.6 million, $44.8 million and $56.9 million, respectively. These costs consist primarily of personnel and related costs that are incurred in relation to the development of software and user-facing internet offerings that do not qualify for capitalization. Certain costs related to the development of internal-use software are capitalized and included in property and equipment, net in the consolidated balance sheet. These costs include the costs associated with coding, software configuration, major upgrades and enhancements. At December 31, 2013 and 2012, the net book value of capitalized internal-use software development was $60.7 million and $46.0 million, respectively. For the years ended December 31, 2013, 2012 and 2011, we capitalized $38.1 million, $30.8 million and $17.2 million, respectively, related to the development of internal-use software.

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

Competition

The Brand Group and the Membership Group compete for the time and attention of consumers with a wide range of internet companies, including Yahoo, Google , Microsoft’s MSN, IAC/InteractiveCorp., specialized digital content companies like Business Insider, Buzzfeed, The Verge and CNET; and social networking companies such as Facebook, Inc. and Twitter, Inc., as well as traditional media companies which are increasingly offering their own internet products and services.

The AOL Networks technology platform competes with other end-to-end platform offerings such as Google and Yahoo, and AppNexus also aims to be in this competitive set. With respect to programmatic advertising, AOL Networks competes with companies that have one or more of our offerings such as Media Math, Rocket Fuel Inc., Pubmatic, Inc. and Turn Inc. that aim to service automation needs for advertisers and publishers. AOL Networks also competes with companies such as Videology, Inc. in video, Millennial Media, Inc. with respect to mobile and Conversant, Inc. and Criteo S.A. with respect to our Third Party Network. AOL Networks also competes with large video aggregators such as Hulu and YouTube. In premium formats, AOL Networks competes with companies such as Media Mind and Undertone that specialize in ad experiences.

Our subscription services compete with other providers of bundled subscription services.

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

Our marketing and billing activities are subject to regulation by the Federal Trade Commission and each of the states and the District of Columbia under both general consumer protection laws and regulations prohibiting unfair or deceptive acts or practices as well as various laws and regulations mandating disclosures, authorizations, opt-out procedures and record-keeping for particular sorts of marketing and billing transactions. These laws and regulations include, for example, the Telemarketing Sales Rule, federal and state “Do Not Call” statutes, the Electronic Funds Transfer Act and Regulation E. Moreover, our ability to bill under certain payment methods is subject to commercial agreements including, for example, the Credit Card Association rules and agreements between our payment aggregator and telephone carriers.

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

Marketing

Our marketing efforts continue to support our mission to inform, entertain and connect the world. We believe the most effective type of marketing in the near term will be our ability to deliver compelling content, products and services to the millions of consumers who visit us each day. We intend to continue to promote and support the AOL brand while we increase our focus on our family of individual content, product and service brands. We look for strategic opportunities to integrate our brands into high value sponsorships and targeted promotions aimed at defining our core value proposition to consumers. We also engage in meaningful marketing partnerships that allow us to grow our audience.

Employees

As of December 31, 2013, we employed approximately 5,100 people. Our employees are based in 20 countries around the world, including the United States, the United Kingdom, Ireland, Canada, Germany, Israel and India. At that time, the country outside of the United States where we had the largest employee population was the United Kingdom, with approximately 300 employees.

As of February 18, 2014, we employed approximately 4,600 people.

In general, we consider our relationship with employees to be good.

Global Presence

As of December 31, 2013, AOL Networks had advertising operations in the United States, Canada and Europe, as well as in Japan through a joint venture with Mitsui & Co., Ltd. (“Mitsui”). Our AOL Networks segment also has an expanded global presence through its Be On operations, primarily in Europe, and its Adap.tv operations in Australia, India, Singapore, Tokyo and the United Kingdom. As of December 31, 2013, the Brand Group had AOL-branded and co-branded portals and websites in North America and Europe. The Brand Group has also expanded its international operations through the launch of The Huffington Post in the United Kingdom, Canada, France, Spain, Japan, Germany, Tunisia, Morocco, Algeria and Italy, in certain instances in partnership with established local media companies, and we intend to continue this expansion process in 2014. We offer our subscription services through the Membership Group under the AOL brand in the United States, Puerto Rico,

Canada and the United Kingdom. Our foreign operations may expose us to risks such as those described in “Item 1A—Risk Factors—Risks Relating to Our Business—We face risks relating to doing business internationally that could adversely affect our business.” For geographic area data for the years ended December 31, 2013, 2012 and 2011, see “Note 12” in our accompanying consolidated financial statements.

Seasonality

In the fourth quarter, we have historically seen a sequential increase in advertising revenues across our segments associated with holiday advertising.

WHERE YOU CAN FIND MORE INFORMATION

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. Unless otherwise stated herein, these filings are not deemed to be incorporated by reference in this report. You may read and copy any documents filed by us at the Public Reference Room of the SEC, 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC’s website at http://www.sec.gov. Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “AOL.” You can inspect and copy reports, proxy statements and other information about us at the NYSE’s offices at 20 Broad Street, New York, New York 10005. We also maintain an internet web site at www.corp.aol.com. We use our website as a channel of distribution of material company information. Financial and other information regarding AOL is routinely posted on and accessible at http://ir.aol.com and http://blog.aol.com. In addition, you may automatically receive e-mail alerts and other information about AOL by visiting the “e-mail alerts” section at http://ir.aol.com and enrolling your e-mail address. We make available on our internet website free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and any amendments to those reports as soon as practicable after we electronically file such reports with the SEC. In addition, copies of our (i) Corporate Governance Policy, (ii) charters for the Audit and Finance Committee, Compensation and Leadership Committee, Executive Committee and Nominating and Governance Committee and (iii) Standards of Business Conduct and Code of Ethics for Our Senior Executive and Senior Financial Officers are available through our internet website at http://ir.aol.com. References to our website are intended to be inactive textual references only and the information posted on, accessed through or otherwise connected to it shall not be deemed to be incorporated by reference into this report.

Executive Officers of the Registrant

Pursuant to General Instruction G of Form 10-K, the following is included in Part I of this Annual Report and sets forth certain information as of February 14, 2014 concerning our executive officers.

Mr. Tim Armstrong

Mr. Armstrong, age 43, has served as Chairman and Chief Executive Officer of AOL since April 2009. Prior to that, Mr. Armstrong was President, Americas Operations of Google Inc. Mr. Armstrong joined Google Inc. in 2000 as Vice President, Advertising Sales, and in 2004 was promoted to Vice President, Advertising and Commerce and then in 2007 he was named President, Americas Operations and Senior Vice President. Before joining Google, Mr. Armstrong served as Vice President of Sales and Strategic Partnerships for Snowball.com from 1998 to 2000. Prior to that, he served as Director of Integrated Sales and Marketing at Starwave’s and Disney’s ABC/ESPN internet Ventures. Mr. Armstrong started his career by co-founding and running a newspaper based in Boston, Massachusetts. Mr. Armstrong is a trustee of Lawrence Academy and on the board of trustees of The Paley Center for Media. Mr. Armstrong currently serves on the board of directors of priceline.com Incorporated and on the board of advisors of Action America, Inc. Mr. Armstrong is a Chair Emeritus of the Ad Council, a non-profit organization.

Mr. Curtis Brown

Mr. Brown, age 50, has served as Executive Vice President and Chief Technology Officer of AOL since May 2012. Prior to that, Mr. Brown served as Senior Vice President of Engineering and Chief Technology Officer of AOL’s global advertising business, Advertising.com from November 2010 to May 2012. Prior to joining AOL in 2010, Mr. Brown served from June 2008 to November 2010 as Senior Vice President and Chief Technology Officer of Kaplan Test Prep, a multi-national educational services provider and as an independent technical consultant from January 2008 to June 2008, with clients that included the Metropolitan Museum of Art and digital brand agency, Katzenbach Partners. He has also previously held the title of Chief Technology Officer with Skymall, Oxygen Media, The Princeton Review and CTB/McGraw-Hill. Mr. Brown has served as a member of the IT Technology Advisory Board at the New School and the CTO Advisory Council for InfoWorld magazine and is a founding member of the New York City CTO Club.

Ms. Karen Dykstra

Ms. Dykstra, age 55, has served as Executive Vice President and Chief Financial and Administrative Officer of AOL since November 2013 and served as Executive Vice President and Chief Financial Officer from September 2012 until November 2013. Prior to that, Ms. Dykstra was a partner at Plainfield Asset Management LLC and held leadership positions with Plainfield from 2006 to 2010, including Chief Operating Officer and Chief Financial Officer of Plainfield Direct Inc. At that time, Plainfield Asset Management LLC managed investment capital for institutions and high net worth individuals in the United States and abroad. Plainfield Direct Inc., a direct lending and investment business of Plainfield Asset Management, is now known as Plainfield Direct LLC. Prior to joining Plainfield, she was the Chief Financial Officer of Automatic Data Processing, Inc. from 2003 to 2006 and acted as the Principal Financial Officer from 2001 to 2003. Her career spanned 25 years with Automatic Data Processing. Ms. Dykstra currently serves on the board of directors of Gartner Inc. She previously served on the AOL Board of Directors from 2009 until September 2012 and on the board of directors of Crane Co. from 2004 until 2012.

Ms. Julie Jacobs

Ms. Jacobs, age 47, has served as Executive Vice President, General Counsel and Corporate Secretary since May 2010. Prior to that, Ms. Jacobs served as Senior Vice President, Deputy General Counsel and Assistant Corporate Secretary, a role she held from March 2006 until May 2010. Ms. Jacobs joined AOL in 2000 as Assistant General Counsel. Prior to joining AOL, Ms. Jacobs was an attorney at Milbank Tweed Hadley & McCloy LLP, where her practice focused on a wide variety of international development and telecommunications projects.

Mr. Bob Lord

Mr. Lord, age 50, has served as Executive Vice President and Chief Executive Officer of AOL Networks since August 2013. Prior to that, Mr. Lord served as Razorfish Global CEO from February 2009 to August 2013 and CEO of Publicis Groupe’s Digital Technology Division from February 2013 to August 2013, which includes Razorfish, the Digitas LBi Network, Denuo, Fluent and CRM365 and CEO of VivaKi Interactive from December 2011 to January 2013. Prior to his CEO roles, Mr. Lord held various positions at Razorfish, including as East Region President from August 2004 to January 2009, as Executive Vice President SBI-Razorfish from March 2003 to July 2004 and as Chief Operating Officer from January 2002 to February 2003. Prior to Razorfish, Mr. Lord held various positions in technology consulting and engineering. Mr. Lord currently serves as a member of the Saint Luke’s Technology Advisory Committee and the Nantucket Project Advisory Board.

Ms. Susan Lyne

Ms. Lyne, age 63, has served as Executive Vice President and Chief Executive Officer of AOL’s Brand Group since February 2013. Prior to that, Ms. Lyne served as the Chair of Gilt Groupe, Inc., an online fashion and luxury brand retailer, since September 2010. Previously, she was Gilt Groupe’s Chief Executive Officer from September 2008 to September 2010. From 2004 to 2008, Ms. Lyne served as President, Chief Executive Officer and director of Martha Stewart Living Omnimedia, Inc., an integrated media and merchandising company. From 1996 to 2004, Ms. Lyne held various positions at the Walt Disney Company, including Executive Vice President Acquisition, Development and New Business, Walt Disney Motion Picture Group from 1996 to 1998, Executive Vice President, Movies and Miniseries, ABC Entertainment from 1998 to 2002 and President, ABC Entertainment from 2002 to 2004. Prior to joining Walt Disney, she worked for News Corporation Ltd. and K-111 Communications. Ms. Lyne currently serves on the board of directors of Starz, LLC and as Vice

Chairman on the board of directors of Gilt Groupe, Inc. Ms. Lyne is currently a Trustee of The Rockefeller University and The New School. Ms. Lyne previously served on the AOL Board of Directors from 2009 until March 1, 2013 and on the board of directors of CIT Group Inc. from 2006 until 2009.

Mr. Bud Rosenthal

Mr. Rosenthal, age 47, has served as Senior Vice President and Chief Executive Officer of the AOL Membership Group since July 2013. Prior to that, Mr. Rosenthal served in several capacities at AOL, including Senior Vice President of Membership, Paid Services and President, Paid Services from June 2010 to June 2013. Prior to joining AOL, Mr. Rosenthal served as President and CEO of TurnHere from June 2008 to March 2010 and was Interim President and CEO of WorkMetro from July 2007 to February 2008. Mr. Rosenthal also served as Entrepreneur in Residence at Charles River Ventures from March 2006 to December 2006 and prior to that held the position of Vice President/General Manager at Rhapsody music subscription service at RealNetworks, Inc. from May 2005 to March 2006. Mr. Rosenthal also served as Vice President at Yahoo! Inc. from August 2001 to May 2005. Mr. Rosenthal was a co-founder of BigStep.

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

Growth in our advertising revenues depends on our ability to maintain and expand our existing relationships with advertisers and publishers and our ability to develop new relationships with other advertisers and publishers. Growth in our advertising revenues also depends on our ability to continue offering effective products and services for advertisers and publishers. As the advertising market generates and develops new concepts and technology, we may incur additional costs to implement more effective products and services. As programmatic advertising gains traction with more advertisers and publishers, we continue to invest in and focus on our end-to-end technology and programmatic platforms. Continuing to develop and improve these products and services may require significant time and additional investment. If we cannot continue to develop and improve our advertising products, services and technologies in a timely fashion, our advertising revenues could be adversely affected.

The commercial attractiveness of the programmatic advertising solutions that we offer to publishers and advertisers depends on a variety of complex and evolving factors, among them the continued effective functioning and improvement of our proprietary learning algorithms, the continued ability to access and utilize relevant data about consumers and their consumption habits and, with respect to programmatic advertising exchange-related activities, continued automated access to the advertising inventory and application programming interfaces of publishers as well as continued robust relationships with brand advertisers and agencies.

Our programmatic advertising solutions may become less attractive, and our results of operations may suffer, as a result of changes in laws and regulations and changes in industry standards generally. In addition, the following factors may further diminish the appeal of our programmatic advertising solutions and thereby negatively affect our results of operations: with respect to the availability of consumer data, changes in consumer choices; with respect to the functioning of our algorithms, the failure or inability to access, collect or analyze relevant data (for technological reasons or otherwise); and with respect to programmatic exchange activities, access to publisher inventory and relationships with advertisers and agencies, technological limitations or restrictions imposed by advertisers and publishers themselves.

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

The internet industry, with its low barriers to entry and rapidly shifting consumer tastes, is dynamic and rapidly evolving. Competition among internet companies offering online content, products and services, as well as with traditional offline content and advertising companies which are increasingly offering their own online content, products and services, is intense both domestically and globally and new competitors can quickly emerge. Additionally, as the use of programmatic advertising continues to increase, we compete with companies that have also invested in programmatic platform offerings. As companies integrate into larger, more comprehensive programmatic platforms, new competitors may arise and our business could be adversely affected if we do not continue to invest in, develop and improve our programmatic products and services. We could be at a competitive disadvantage in the long term if we are not able to capitalize on international opportunities, especially as compared to a number of our competitors who maintain an expansive global presence. If our competitors are more successful than we are in developing compelling content, products and services or in attracting and retaining consumers, advertisers, publishers and subscribers domestically and internationally, our business could be adversely affected.

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

In general, our subscribers are among the most engaged consumers on AOL Properties. As our subscriber base declines, it is advantageous to maintain the engagement of former AOL subscribers and increase the number and engagement of other consumers on AOL Properties in order to successfully execute our business model. Additionally, consumer engagement on certain of the AOL Properties, such as AOL.com, has been very significant to our operating results and we continue to focus on efforts to maintain or increase engagement on those properties. For example, we derive a significant portion of our search advertising revenue from search queries on AOL.com. If we are unable to develop online content, products and services that are attractive and relevant to AOL.com consumers, we may not be able to maintain or increase our existing consumers’ engagement on or attract new consumers to AOL.com and as a result our search advertising revenues may be adversely affected.

We are dependent on a third-party search provider.

We do not own or control a general web search service. Google is, except in certain limited circumstances, the exclusive provider of web search and search sponsored links on AOL Properties through December 31, 2015. For the year ended December 31, 2013, search advertising revenues comprised approximately 24.1% of our total advertising revenues. Changes that Google has made and may unilaterally make in the future to its search service or advertising network, including changes in its policies and guidelines, pricing, algorithms or advertising relationships, could adversely affect our advertising revenues. Additionally, a decline or an unfavorable change in our relationship with Google could materially affect our advertising revenues. Because we do not own or control such a search service, we are not able to package, sell or syndicate search advertising along with display advertising services outside of AOL Properties and we believe that this could adversely affect our ability to increase advertising revenues. In addition, if Google fails to perform its obligations under the search agreement or terminates the terms of the search agreement, it may have an adverse effect on our business.

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

Significant portions of our content, products and services are dependent on technology infrastructure that was developed a number of years ago. The technology infrastructure utilized for our consumer offerings and advertising services is highly complex and may not provide satisfactory support as usage increases and products and services expand, change and become more complex in the future. In addition, we incur significant costs operating our business with multiple and often contradictory technology platforms and infrastructure. Updating and replacing our technology infrastructure may be challenging to implement and manage, may take time to test and deploy, may cause us to incur substantial costs and may cause us to suffer data loss or delays or interruptions in service which could adversely affect our business. Competitors with newer technology infrastructure may have greater flexibility and be in a position to respond more quickly than us to new opportunities, which could impact our competitive position in certain markets and adversely affect our business.

If we are unable to hire, engage and retain key management and other personnel, our business could be adversely affected.

Our future success depends in large part upon the continued service of key members of our management team and other personnel. If we do not succeed in retaining and engaging our key employees and in attracting new key personnel, we may be unable to meet our strategic objectives, maintain or build our brands, and, as a result, our business could be adversely affected. In particular, Tim Armstrong, our CEO, is critical to our overall management, as well as the development of our strategic direction and culture. We do not maintain any key-person life insurance policies.

If we cannot effectively distribute our content, products and services, our ability to attract new customers and maintain the engagement of existing consumers could be adversely affected.

As the behavior of internet consumers continues to change, distribution of our content, products and services via traditional methods may become less effective, and new distribution strategies may need to be developed. Consumers are increasingly using social networking sites to communicate and to acquire and disseminate information rather than through instant messaging, electronic mail and portals. As consumers migrate towards social networks, we continue to build social elements into our content, products and services in order to make them available on social networks and to attract and engage consumers on our properties. There is no guarantee that we will be able to successfully integrate our content with such social networking or other new consumer trends. Even if we are able to distribute our content, products and services effectively through social networking or other new or developing distribution channels, this does not assure that we will be able to attract new consumers.

Currently, an important distribution channel for AOL Properties is through our subscription services. However, our subscriber base has declined and is expected to continue to decline. This continued decline is likely to reduce the effectiveness of our subscription services as a distribution channel. In addition, certain of our websites, including the AOL home page portal and The Huffington Post, act as valuable distribution channels for other AOL Properties. If we are unable to grow organically by attracting new consumers directly to our content, products and services or if traffic to our portals declines or our portals are less successful as a distribution vehicle for other AOL Properties, we may need to rely on distribution channels that require us to pay significant fees to third parties such as operators of third-party websites, online networks, software companies, device manufacturers, and others to promote or supply our services to their users.

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

Our subscriber base could decline faster than we currently anticipate which could result in a decrease in our subscription and advertising revenues.

Our subscriber base has declined and is expected to continue to decline. This decline has been the result of several factors, including the increased availability of high-speed internet broadband connections and attractive bundled offerings by such broadband providers, the fact that a significant amount of online content, products and services has been optimized for use with broadband internet connections and the effects of our strategic shift to focus on generating advertising revenues, which resulted in us essentially eliminating our marketing efforts for our subscription access services and the free availability of the vast majority of our content, products and services. Although we provide many additional products and services as part of our subscription plans, there can be no assurance that our subscribers will value the bundle of services we offer and they may cancel their subscriptions at any time. If any of these factors result in our Subscriber base declining faster than we currently anticipate, our subscription and advertising revenues could be adversely affected.

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

We rely on patent, copyright, trademark, domain name and trade secret laws in the United States and similar laws in other countries, as well as licenses and other agreements with our employees, consumers, content providers, suppliers and other parties, to establish and maintain our intellectual property rights in the technology, content, products and services used in our operations. These laws and agreements may not guarantee that our intellectual property rights will be protected and our intellectual property rights could be challenged or invalidated. Also, recent amendments to U.S. patent laws may adversely impact our ability to protect our new technologies, content, products and services and to defend against claims of patent infringement. In addition, such intellectual property rights may not be sufficient to permit us to take advantage of current industry trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of offerings, decreased traffic and associated revenue or otherwise adversely affect our business. As we acquire and publish more original content, our intellectual property may be increasingly subject to misappropriation by others, and the costs to protect and enforce our intellectual property rights may increase. Additionally, as new generic top-level domains launch, we will likely register a significant number of domain names and initiate more enforcement actions in order to protect and defend the trademark rights in our brands, and we may incur significant costs as a result.

We have been, and may in the future be, subject to claims of intellectual property infringement or tort law violations that could adversely affect our business.

Many companies (including patent holding companies) and individuals own patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we develop and offer new products, services, and technologies through various distribution channels we may experience an increase in the number of intellectual property claims against us. These claims, whether meritorious or not, may result in litigation, may be time-consuming and costly to resolve, and may require expensive changes in our methods of doing business and/or our content, products and services. These intellectual property infringement claims may require us to enter into royalty or licensing agreements on unfavorable terms or to incur substantial monetary liability. Additionally, these claims may result in our being enjoined preliminarily or permanently from further use of certain intellectual property and/or our content, products and services, or may require us to cease or significantly alter certain of our operations. The occurrence of any of these events as a result of these claims could result in substantially increased costs, could limit or reduce the number of our offerings to consumers, advertisers, publishers and AOL subscribers, could stifle innovation or otherwise adversely affect our business.

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

Our operations utilize significant amounts of data about our business, consumers, AOL subscribers and our advertising and publishing partners in order to deliver our content, products and services and our advertising solutions. Although we take measures to protect against unauthorized intrusion into such data, the misappropriation, release, loss or misuse of this data, whether by accident, omission or as the result of criminal activity, sabotage or espionage, hacking, computer viruses, natural disasters, terrorism, equipment failure or other events, could lead to negative publicity, harm to our reputation, customer dissatisfaction, regulatory enforcement actions or individual or class-action lawsuits or significant expenditures to recover the data or protect data from similar releases in the future, and may otherwise adversely affect our business. With respect to our AOL subscribers, if we experience any unauthorized intrusion into our subscribers’ data, our subscribers may not be willing to provide the information necessary for them to continue their subscription, and our business could be adversely affected. Furthermore, as not all of our systems are fully redundant, some data or systems might not be recoverable in a catastrophic event or other significant service disruption.

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

A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. In addition to the potentially differing interpretations of existing law, the present landscape of public policy and privacy creates uncertainty for business planning. In such an uncertain environment, it is difficult to make informed long-term business planning decisions about data use, notice, storage, access, retention or choice. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. There is a possibility that these laws may be interpreted in a way that is inconsistent with our practices. In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding data protection and privacy matters. We have posted privacy policies and practices concerning the collection, use and disclosure of user data on our websites. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders or other federal, state or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or others or other liabilities, or could result in us having to change our data collection practices, which could adversely affect our business. In addition, a failure or perceived failure to comply with industry standards or with our own privacy policies and procedures could result in a loss of consumers or advertisers and adversely affect our business.

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

We have undertaken various restructuring activities and cost reduction initiatives in an effort to better align our organizational structure and costs with our strategy. In connection with such activities, we may experience a disruption in our ability to perform functions important to our strategy. Such activities could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of our strategic objectives and the results of our operations. If we do not fully realize or maintain the anticipated benefits of any restructuring plans and cost reduction initiatives, our business could be adversely affected.

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

Since January 1, 2013, we acquired companies such as Adap.tv and Gravity and we may make additional acquisitions and strategic investments in the future. The completion of acquisitions and strategic investments as well as the integration of acquired companies or assets involve a substantial commitment of resources and we may fail to realize the anticipated benefits of such transactions and incur unanticipated liabilities that could harm our business. In addition, past or future transactions may be accompanied by a number of risks, including:

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

International, federal, state and local tax laws and regulations affecting our business are extremely complex and subject to varying interpretations. These tax laws and regulations, or interpretations or application of these tax laws and regulations, could change or new laws and regulations affecting our business could be enacted. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge. Our subscription services are protected from taxation through the Federal internet Tax Non-Discrimination Act, which is in effect until November 2014 and there is no guarantee that this exemption will continue past this date. Several taxing jurisdictions have sought to increase revenue by imposing new taxes on, advertising generally, and internet advertising specifically, or by increasing general business taxes. Imposing new taxes on advertising or internet advertising would adversely affect us. Other states have sought to expand the definition of “nexus” for the purpose of taxing goods and services sold over the internet. If enacted, these new taxes would adversely affect our consumers and, as a result, could adversely affect our business.

We may not be able to utilize our tax attributes to offset future U.S. taxable income.

We believe that we have valuable tax attributes that are significant assets of the Company. Unless otherwise restricted, we can utilize these tax assets in certain circumstances to offset future U.S. taxable income, including in connection with capital gains that may be generated from a potential asset sale. Our ability to use the tax assets could be limited and the timing of the usage of the tax assets could be substantially delayed if we experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code. A company generally experiences an “ownership change” for tax purposes if the percentage of stock owned by its 5% stockholders (as defined for tax purposes) increases by more than 50 percentage points over a rolling three-year period. To help protect shareholder value and preserve our ability to use the tax assets, our Board of Directors (the “Board”) adopted a Tax Asset Protection Plan (the “TAPP”) to act as a deterrent to any person acquiring beneficial ownership of 4.9% or more of our outstanding common stock without the approval of the Board. Notwithstanding the adoption of the TAPP, we cannot eliminate the possibility that an “ownership change” will occur. The amount by which our ownership may change in the future could, for example, be affected by purchases and sales of stock by stockholders and repurchases of stock by us, should we choose to do so. If the TAPP is not effective in preventing an ownership change our ability to use the tax assets to offset taxable income may be reduced or eliminated. Even if the TAPP is effective in preventing an ownership change, we will only be able to utilize these tax assets to the extent we generate taxable income and the taxing authorities do not challenge the amount of our tax assets or otherwise make an adverse determination regarding our ability to use these assets, and therefore we are not able to guarantee that the tax assets will be valuable to us in the future.

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

Our headquarters, located in New York City, is a leased property consisting of approximately 230 thousand square feet. We own a corporate campus in Dulles, Virginia comprised of office buildings, a data center, child care and support facilities of approximately 825 thousand square feet. We lease or own additional office, data center and warehouse space located in California and Virginia totaling approximately 690 thousand square feet. In addition to these properties, we lease approximately 410 thousand square feet in over 50 facilities for use as corporate offices, sales offices, development centers, data centers and other operations in other locations in the United States and internationally. Our larger leased sites are located in California, Colorado, District of Columbia, Illinois, Maryland, Massachusetts, New York and Virginia and in the countries of Canada, Germany, India, Ireland, and the United Kingdom. We sublease to third parties approximately 190 thousand square feet of our leased properties. Due to the nature of our operations, most of the properties described above are used by more than one of our segments.

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

AOL’s common stock is listed on the New York Stock Exchange (NYSE) under the symbol “AOL.” The following table presents the quarterly high and low sales prices for the common stock on the NYSE as reported for each period indicated:

	High	Low
2012 Quarters Ended:
March 31, 2012	$19.48	$14.84
June 30, 2012	28.36	18.12
September 30, 2012	35.35	27.14
December 31, 2012	43.93	29.25

2013 Quarters Ended:
March 31, 2013	$39.75	$29.16
June 30, 2013	42.12	33.46
September 30, 2013	38.48	32.21
December 31, 2013	46.98	32.19

As of February 14, 2014 there were approximately 15,563 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The closing price of the common stock on the NYSE on February 14, 2014 was $44.63.

Repurchases of Equity Securities

The following is a summary of common shares repurchased by the Company under its stock repurchase program during the three months ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs (a) (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a) (b)
October 1,—October 31, 2013	941,276	$34.60	941,276	$115,300,000
November 1,—November 30, 2013	—	—	—	$115,300,000
December 1,—December 31. 2013	—	—	—	$115,300,000
Total	941,276	$34.60	941,276	$115,300,000

(a)	On February 8, 2013, we announced that the Board approved a stock repurchase program (the “Original Repurchase Program”), which authorized us to repurchase up to $100 million of our outstanding shares of common stock through February 8, 2014. Repurchases were subject to market conditions, share price and other factors, and were made in accordance with applicable securities laws.
(b)	Concurrent with the closing of the $250 million senior secured revolving credit facility agreement (the “Credit Facility Agreement”), on July 8, 2013, we announced that the Board approved a new stock repurchase program (the “New Repurchase Program”). Under the New Repurchase Program, the Board approved a new $150 million stock repurchase authorization. The repurchases may be made from time to time over the twelve months following the announcement of the New Repurchase Program, depending on market conditions, share price and other factors. The repurchases may be made in accordance with applicable securities laws in the open market, in block trades, pursuant to pre-arranged trading plans or otherwise and may include derivative transactions. The New Repurchase Program may be suspended or discontinued at any time. The New Repurchase Program does not affect in any way the terms of the Original Repurchase Program.

The approximate dollar value of shares that may yet be repurchased under these programs disclosed in the tables above excludes commissions and other fees paid in relation to purchases through December 31, 2013.

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

Performance Graph

The graph below matches AOL Inc.’s cumulative 48-Month total shareholder return on common stock with the cumulative total returns of the S&P Midcap 400 index and the Morgan Stanley High-Technology index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 1, 2009 to December 31, 2013.

*	$ 100 invested on 12/10/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw – Hill Companies Inc. All rights reserved.

	12/10/09	12/31/09	3/31/10	6/30/10	9/30/10	12/31/10	3/31/11	6/30/11	9/30/11
AOL Inc.	100.00	98.98	107.48	88.39	105.23	100.81	83.04	84.44	51.02
S&P Midcap 400	100.00	103.84	113.28	102.42	115.85	131.50	143.81	142.76	114.37
Morgan Stanley High-Technology Index	100.00	103.01	105.29	92.33	103.82	114.47	119.08	119.44	112.47

	12/31/11	3/31/12	6/30/12	9/30/12	12/31/12	3/31/13	6/30/13	9/30/13	12/31/13
AOL Inc.	64.20	80.65	119.39	149.79	146.22	190.07	180.14	170.76	230.21
S&P Midcap 400	129.22	146.66	139.43	147.01	152.32	172.81	174.54	187.71	203.35
Morgan Stanley High-Technology Index	119.35	147.01	138.80	150.29	141.80	147.07	148.73	161.02	183.36

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

The following financial information for each of the five years ended December 31, 2013 has been derived from our consolidated financial statements. The selected consolidated financial data as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 is derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated financial data as of December 31, 2011, 2010 and 2009 and for the years ended December 31, 2010 and 2009 is derived from audited financial statements not included herein.

The selected historical financial data presented below should be read in conjunction with our consolidated financial statements and the accompanying notes thereto, and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report. Prior to December 9, 2009, the effective date of the spin-off, we were a subsidiary of Time Warner. Our historical financial information included herein may not necessarily be indicative of our future financial condition, results of operations and cash flows. In addition, for the period prior to December 9, 2009, the financial information included herein may not necessarily indicate our financial position, results of operations and cash flows in the future or what our financial position, results of operations and cash flows would have been had we been an independent, publicly-traded company during the periods presented.

	Years Ended December 31,
	2013	2012	2011	2010	2009
($ in millions, except per share amounts)
Statement of Comprehensive Income (Loss) Data:
Revenues:
Advertising	$1,613.4	$1,418.5	$1,314.2	$1,284.1	$1,736.7
Subscription	650.1	705.3	803.2	1,023.6	1,388.8
Other	56.4	67.9	84.7	109.0	120.3

Total revenues	$2,319.9	$2,191.7	$2,202.1	$2,416.7	$3,245.8
Costs of revenues	$1,706.2	$1,587.2	$1,584.4	$1,420.6	$1,893.2
Operating income (loss) (a)	$190.3	$1,201.9	$45.8	$(982.6)	$462.6
Income (loss) from continuing operations	$90.6	$1,047.7	$13.1	$(790.7)	$251.4
Net income (loss) attributable to AOL Inc. (b)	$92.4	$1,048.4	$13.1	$(782.5)	$248.8

Per share information attributable to AOL Inc. common stockholders: (c)
Basic income (loss) per common share from continuing operations	$1.19	$11.51	$0.13	$(7.42)	$2.38
Discontinued operations	—	—	—	0.08	(0.03)

Basic net income (loss) per common share	$1.19	$11.51	$0.13	$(7.34)	$2.35

Shares used in computing basic income (loss) per share (in millions)	77.6	91.1	104.2	106.6	105.8
Diluted income (loss) per common share from continuing operations	$1.13	$11.21	$0.12	$(7.42)	$2.38
Discontinued operations	—	—	—	0.08	(0.03)

Diluted net income (loss) per common share	$1.13	$11.21	$0.12	$(7.34)	$2.35

Shares used in computing diluted income (loss) per share (in millions)	82.0	93.5	106.0	106.6	105.8
Cash dividends paid per common share	$—	$5.15	$—	$—	$—

(a)	2013 includes a non-cash goodwill impairment charge of $17.5 million related to Patch. 2012 includes the sale of approximately 800 of our patents and their related patent applications (the “Sold Patents”) to Microsoft, and the grant to Microsoft of a non-exclusive license to our retained patent portfolio. As a result of this transaction, 2012 includes a gain of $946.5 million (net of transaction costs) on the disposition of the Sold Patents and income of $96.0 million from licensing our retained patent portfolio to Microsoft during the second quarter of 2012. Also included in 2012 is the release of a $16.4 million value added tax (“VAT”) indemnification reserve that was established upon the sale of the legacy German and United Kingdom access businesses in 2006 and 2007. 2011 includes $35.2 million in retention compensation expense related to acquired companies. 2010 includes a $1,414.4 million non-cash impairment charge to reduce the carrying value of goodwill and a $106.0 million gain on the sale of our ICQ operations. 2009 includes $27.9 million in amounts incurred related to securities litigation and government investigations.
(b)	Includes net income (loss) related to discontinued operations of $8.2 million in 2010 and ($2.9) million in 2009.
(c)

On November 2, 2009, the Company converted from AOL Holdings LLC, a limited liability company wholly owned by Time Warner, to AOL Inc., a corporation wholly owned by Time Warner. On December 9, 2009, the date of our spin-off, 105.8 million shares of $0.01 par value AOL common stock were distributed to Time Warner shareholders of record as of 5 p.m. on November 27, 2009. For the year ended December 31, 2009, in determining the weighted average number of common shares outstanding for basic income (loss) per common share, we used 105.8 million shares for the period from January 1, 2009 through December 9, 2009, and the actual number of shares outstanding for the period from December 10,

2009 through December 31, 2009. Diluted income (loss) per common share subsequent to the distribution date of December 9, 2009 reflects the potential dilution of outstanding equity-based compensation awards by application of the treasury stock method.

	As of December 31,
	2013	2012	2011	2010	2009
(in millions)
Balance Sheet Data:
Cash and equivalents	$207.3	$466.6	$407.5	$801.8	$146.1
Goodwill	$1,361.7	$1,084.1	$1,064.0	$810.9	$2,171.6
Total assets	$2,983.4	$2,797.3	$2,825.0	$2,962.3	$3,963.1

Long-term portion of obligations under capital leases	$56.2	$56.3	$66.2	$50.9	$41.5
Treasury stock, at cost	$(942.9)	$(838.4)	$(173.6)	$—	$—
Total equity	$2,267.5	$2,137.8	$2,172.6	$2,286.9	$3,062.9

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

Introduction

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on our business, recent developments, results of operations, liquidity and capital resources and critical accounting policies. MD&A is organized as follows:

•

Overview. This section provides a general description of our business and outlook for 2014, as well as recent developments we believe are important in understanding our results of operations and financial condition or in understanding anticipated future trends.

•	Results of operations. This section provides an analysis of our results of operations for each of the three years in the period ended December 31, 2013.

•

Liquidity and capital resources. This section provides a discussion of our current financial condition and an analysis of our cash flows for each of the three years in the period ended December 31, 2013. This section also provides a discussion of our contractual obligations and commitments, off-balance sheet arrangements, indemnification obligations, principal debt obligations and customer credit risk that existed at December 31, 2013.

•

Critical accounting policies. This section identifies those accounting policies that are considered most important to our results of operations and financial condition and require the most significant judgment and estimates on the part of management.

Overview

Our Business

We are a leading global media and technology company with a substantial worldwide audience and a suite of digital brands, products and services that we offer to consumers, advertisers, publishers and subscribers. We are focused on attracting and engaging consumers by creating and offering high quality branded online content, products and services and providing valuable advertising services on both our owned and operated properties and third-party websites. We market our offerings to advertisers on both AOL Properties and the Third Party Network. Through AOL Networks, we provide third party publishers with premium products and services intended to make their websites attractive to brand advertisers, such as video and custom content production, in addition to offering ad serving and sales of third party advertising inventory. Our AOL subscription service, which we offer consumers in the United States for a monthly fee, is a valuable distribution channel for AOL Properties.

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

Brand Group

The Brand Group consists of our portfolio of distinct and unique content and certain service brands. The results for this segment include the performance of our advertising offerings on a number of owned and operated sites, such as AOL.com, The Huffington Post, TechCrunch and MapQuest. The Brand Group also includes co-branded websites owned or operated by third parties for which certain criteria have been met, including that the internet traffic has been assigned to us.

We generate advertising revenues from the Brand Group through the sale of display and search advertising. Display advertising revenue is generated by the display of graphical advertisements and other performance-based advertising. We offer advertisers marketing and promotional opportunities to purchase specific placements of advertising directly on sites within the Brand Group (i.e., in particular locations and on specific dates). In addition, we offer advertisers the opportunity to bid on unreserved advertising inventory on Brand Group sites utilizing our proprietary scheduling, optimization and delivery technology. We collectively refer to revenue associated with these offerings as premium display advertising revenue. Finally, advertising inventory on Brand Group sites not sold directly to advertisers, as described above, may be included for sale to advertisers with inventory purchased from third-party publishers through AOL Networks. Amounts received from external customers for inventory sold through AOL Networks are recognized in AOL Networks with a corresponding intersegment TAC charge. An amount equal to the TAC charge for these transactions, reflecting the revenue net of the margin retained by AOL Networks, is then reflected as intersegment revenue within the Brand Group. Search advertising revenue is generated when a consumer clicks on a text-based advertisement on Brand Group sites. These text-based advertisements are either generated from a consumer-initiated search query or placed on sites targeted by advertisers based on the content of the websites. While the majority of our search revenues are reflected within the Brand Group, there are also search revenues within the Membership Group and AOL Networks for search offerings provided in each of those segments.

Membership Group

The Membership Group consists of offerings that serve our registered account holders, both free and paid. The results for this segment include our subscription offerings and advertising offerings on Membership Group properties, including communication products such as AOL Mail.

In addition, we offer new products and services that are either third party or AOL-developed products. We earn performance-based fees in relation to marketing third party products and services. We offer these products to our current and former subscribers as well as other internet consumers. As with the Brand Group, advertising inventory on Membership Group sites not sold directly to advertisers may be included for sale to advertisers through AOL Networks and is reflected as intersegment revenue within the Membership Group. AOL Search is also offered on Membership Group properties.

AOL Networks

AOL Networks consists of interconnected programmatic, video and premium advertising offerings that advertisers and publishers use to reach consumers across all devices (i.e., desktop, mobile, tablet and internet-enabled television) and includes formats such as display, video and social. AOL Networks’ offerings enable

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

publishers and advertisers to utilize AOL’s third-party advertising network as well as AOL’s inventory within the Brand Group and Membership Group sold by AOL Networks. The results for this segment include the performance of Advertising.com, AOP, Adap.tv, Marketplace, The AOL On Network, Be On, ADTECH and Pictela. We generate advertising revenues on AOL Networks through the sale of advertising on third party websites and from advertising inventory on AOL Properties not sold directly to advertisers, as described above. Our advertising offerings on AOL Networks consist primarily of the sale of display advertising and also include search advertising through sponsored listings.

Recently, the online display advertising market has experienced an increase in programmatic buying of advertising inventory. We have addressed this trend by acquiring Adap.tv, a leading global programmatic video advertising platform. We also continue to invest in programmatic technology, such as our demand side and supply side platforms, in order for advertisers and agencies to better manage their advertising campaigns through the use of our optimization technology. We believe there is a significant opportunity to attract advertisers through the increased sale of premium formats and video through AOL Networks. We believe our scale, ability to target premium audiences and investments in technology and premium formats will allow us to increase the number of advertisers we work with and enable us to capitalize on the increase in programmatic buying. We believe our investments in premium formats and targeting will enable us to maximize yield for our advertisers. Revenues from the sale of our programmatic offerings are primarily reflected in AOL Networks results.

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

We believe that video enhancements across our owned and operated properties and third party websites can enhance our advertising product offerings and increase monetization and distribution of our content. We seek to launch new format enhancements, increase advertiser adoption of these formats and attract additional publishers. We aim to create products that will deepen our relationships with existing advertisers and attract new advertisers by providing them with effective and efficient means of reaching targeted audiences through premium video experiences. We remain focused on the continued expansion of our video platform for both our properties and our partners. As part of this strategy, we acquired Adap.tv in September of 2013. Advertisers, agencies and publishers use Adap.tv globally to buy and sell video advertising inventory both programmatically and on a managed-services basis across desktop, mobile and internet-enabled televisions. Through Adap.tv’s video platform we can offer advertisers, publishers and agencies a means of planning, buying and measuring video advertising programmatically across the internet, television and mobile video. We are rapidly integrating Adap.tv into AOL Networks, in order to maximize the strength and efficiency of our advertising solutions to advertisers, publishers and agencies.

Recent Developments

2013 Stock Repurchase Programs

On February 8, 2013, we announced that the Board approved the Original Repurchase Program, which authorized us to repurchase up to $100 million of our outstanding shares of common stock from time to time through February 8, 2014.

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Concurrent with the closing of the Credit Facility Agreement, on July 8, 2013, we announced that the Board approved the New Repurchase Program, which authorizes us to repurchase up to $150 million of outstanding shares of AOL common stock from time to time over the twelve months following the announcements of the New Repurchase Program. The New Repurchase Program may be suspended or discontinued at any time. The New Repurchase Program does not affect in any way the terms of the Original Repurchase Program.

Repurchases are subject to market conditions, share price and other factors. The repurchases may be made in accordance with applicable securities laws in the open market, in block trades, pursuant to pre-arranged trading plans or otherwise and may include derivative transactions.

As of this filing, we have repurchased a total of 3.9 million shares at a weighted-average price of $34.75 per share (approximately $134.8 million in aggregate), bringing our remaining repurchase authorization under the New Repurchase Program to approximately $115 million.

Restructuring Actions

As part of our continuing effort to reduce our expenses and invest in areas of strategic focus, we incurred restructuring costs of $41.3 million for the year ended December 31, 2013. The 2013 restructuring costs primarily related to our efforts to align our organizational structure with our strategy, including the restructuring of our Patch operations.

Acquisition of Gravity

On January 23, 2014, we acquired Gravity, a company incorporated and registered in Delaware, for approximately $82.4 million in cash. An additional $7.6 million of cash consideration will be deferred and paid over a two-year service period to certain Gravity employees. As part of the transaction, we will acquire approximately $12 million of net operating losses, which is expected to result in a future cash tax benefit to us of approximately $5 million. Gravity provides content personalization technology and publisher solutions to create relevant consumer and advertiser experiences.

Patch

On January 29, 2014, we entered into a joint venture with DMEP Corp. dba Hale Global (“Hale Global”) whereby we contributed Patch into a new limited liability company which will be operated and majority owned by Hale Global. The loss on disposition will be determined based on the difference between the fair value of our retained interest less the value of the deconsolidated net assets and our cash contribution into the joint venture. Our retained interest will be accounted for as an equity method investment.

Key Metrics

Key indicators to understanding our operating results include:

•	Growth of advertising revenues, net of traffic acquisition costs;

•	Unique visitors to AOL Properties;

•	Moderation of subscription revenue declines; and

•	Our ability to manage our cost structure.

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Audience Metrics

We utilize unique visitor numbers to evaluate the performance of AOL Properties. In addition, we utilize unique visitor numbers to evaluate the reach of our total advertising offerings, which we call the AOL Advertising Network and which includes both AOL Properties and the Third Party Network. Unique visitor numbers provide an indication of our consumer reach. Although our consumer reach does not correlate directly to advertising revenue, we believe that our ability to broadly reach diverse demographic and geographic audiences is attractive to brand advertisers seeking to promote their brands to a variety of consumers without having to partner with multiple content providers. Our unique visitor numbers also include unique visitors attributable to co-branded websites owned by third parties for which certain criteria have been met, including that the internet traffic has been assigned to us through a traffic assignment letter. For the year ended December 31, 2013, approximately 8% of our unique visitors to AOL Properties were attributable to co-branded websites owned by third parties where the internet traffic was assigned to us, compared to approximately 7% for the year ended December 31, 2012.

The source for our unique visitor information is a third party (comScore Media Metrix, or “Media Metrix”).

The following table presents our unique visitor metrics for the periods presented (in millions):

	Years Ended December 31,
	2013	2012	2011
Domestic average monthly unique visitors to AOL Properties	116	111	110
Domestic average monthly unique visitors to AOL Advertising Network	194	186	184

Subscriber Metrics

The number of domestic AOL subscribers was 2.5 million, 2.8 million and 3.3 million at December 31, 2013, 2012 and 2011, respectively. ARPU was $19.85, $18.39 and $17.71 for the years ended December 31, 2013, 2012 and 2011, respectively. We include in our subscriber numbers individuals, households and entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL access service. Our subscriber numbers include subscribers participating in introductory free-trial periods and subscribers that are paying no monthly fees or reduced monthly fees through member service and retention programs. Individuals who have only registered for our free offerings, including subscribers who have migrated from paid subscription plans, are not included in the AOL subscriber numbers. Additionally, only those individuals whose subscription includes AOL-brand dial-up access service are included in the AOL subscriber numbers. Subscribers to our subscription access service also contribute to our ability to generate advertising revenues.

The primary non-financial metrics we monitor for our subscription service are monthly average churn and average paid tenure. Monthly average churn represents on average the percentage of AOL subscribers that are either terminated or cancel our services each month, factoring in new and reactivated subscribers. The domestic AOL subscriber monthly average churn was 1.5%, 1.8% and 2.3% for the years ended December 31, 2013, 2012 and 2011, respectively. Average paid tenure represents the average period of time individuals have been AOL subscribers. The average paid tenure of the remaining domestic AOL subscribers has been increasing, and was approximately 12.9 years, 11.8 years and 10.6 years for the years ended December 31, 2013, 2012 and 2011, respectively.

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

Revenues

The following table presents our revenues, by revenue type, for the periods presented (in millions):

	Years Ended December 31,
	2013	2012	% Change from 2012 to 2013	2011	% Change from 2011 to 2012
Revenues:
Advertising	$1,613.4	$1,418.5	14%	$1,314.2	8%
Subscription	650.1	705.3	(8)%	803.2	(12)%
Other	56.4	67.9	(17)%	84.7	(20)%

Total revenues	$2,319.9	$2,191.7	6%	$2,202.1	(0)%

The following table presents our revenues, by revenue type, as a percentage of total revenues for the periods presented:

	Years Ended December 31,
	2013	2012	2011
Revenues:
Advertising	70%	65%	60%
Subscription	28	32	36
Other	2	3	4

Total revenues	100%	100%	100%

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

In addition to advertising revenues generated on AOL Properties, we also generate revenues from our advertising offerings on the Third Party Network. To generate revenues on the Third Party Network, we purchase advertising inventory from publishers in the Third Party Network using proprietary optimization, targeting and delivery technology to best match advertisers with available advertising inventory. Advertising arrangements for the sale of Third Party Network inventory typically take the form of impression-based contracts or performance-based contracts.

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Advertising revenues on AOL Properties and the Third Party Network for the years ended December 31, 2013, 2012 and 2011 are as follows (in millions):

	Years Ended December 31,
	2013	2012	% Change from 2012 to 2013	2011	% Change from 2011 to 2012
AOL Properties:
Display	$610.2	$575.4	6%	$573.4	0%
Search	388.5	371.5	5%	357.1	4%

Total AOL Properties	998.7	946.9	5%	930.5	2%
Third Party Network	614.7	471.6	30%	383.7	23%

Total advertising revenues	$1,613.4	$1,418.5	14%	$1,314.2	8%

2013 vs. 2012

Total advertising revenues increased $194.9 million, reflecting an increase in all lines of advertising revenue. The increase in Third Party Network revenue of $143.1 million is primarily due to growth in the sale of premium formats across our programmatic platform and by the inclusion of revenue from Adap.tv. Third Party Network revenue includes $76.1 million related to Adap.tv, which was acquired in September 2013 (Adap.tv also contributed $2.3 million in other revenues during 2013, as discussed below). Display revenue increased $34.8 million primarily due to increased impressions sold on AOL Properties. Search revenue increased $17.0 million primarily due to an increase in revenue per search.

2012 vs. 2011

Advertising revenues increased $104.3 million, primarily reflecting an increase in Third Party Network revenue and search revenue. The increase in Third Party Network revenue of $87.9 million relates in part to an increase in publishers on the network and increased sales of premium packages and products, including video. In addition, Third Party Network revenue increased by $32.7 million as a result of the consolidation of a joint venture between Mitsui and AOL (“Ad.com Japan”) beginning in the first quarter of 2012. Search revenue increased $14.4 million, driven primarily by continued increases in search revenue on AOL.com of $34.5 million through the optimization of the consumer experience and due to increased queries from marketing related efforts. This increase was partially offset by declines in search revenue resulting from our 15% decline in domestic AOL subscribers and declines in search on co-branded portals of $10.6 million. International display revenue increased by $10.5 million, primarily due to improved performance in the United Kingdom and Canada. Domestic display revenue declined $8.5 million due to the decline in the sale of reserved inventory with more impressions being sold through the Third Party Network at lower prices. The decrease in domestic display revenue was partially offset by growth in reserved pricing due to the increased sales of premium formats and video and by revenue growth from Patch.

Revenues Associated with Google

For all periods presented in this Annual Report, we have had a contractual relationship with Google whereby we generate significant revenues through paid text-based search and contextual advertising on AOL Properties provided by Google. For the years ended December 31, 2013, 2012 and 2011, the revenues associated with the Google relationship (substantially all of which were search revenues generated on AOL Properties) were $373.3 million, $350.9 million and $335.3 million, respectively.

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Subscription Revenues

Subscription revenues declined 8% for the year ended December 31, 2013 as compared to the same period in 2012. The decline was due to a 10% decrease in the number of domestic AOL subscribers between December 31, 2012 and December 31, 2013, which resulted in a decline in subscription revenue of $99.8 million. This decline was partially offset by an 8% increase in domestic average monthly subscription revenue per AOL subscriber (“ARPU”) for the year ended December 31, 2013 as compared to the same period in 2012. The increase in ARPU for the year ended December 31, 2013, which resulted in an increase in subscription revenue of $53.0 million, is primarily due to price increases related to our value plan strategy that provides additional features and services to subscribers.

Subscription revenues declined 12% for the year ended December 31, 2012 as compared to the same period in 2011. The decline was due to a 15% decrease in the number of domestic AOL subscribers between December 31, 2011 and December 31, 2012. Subscription revenue for the year ended December 31, 2012 as compared to the same period in 2011 also includes a favorable impact related to the simplified pricing structure process initiated in late 2011 and continued in 2012, which resulted in an increase in ARPU.

Other Revenues

Other revenues consist of revenues from licensing our proprietary ad serving technology to third parties through ADTECH, licensing revenues from third-party customers of MapQuest’s business-to-business and online travel services and fees from mobile carriers associated with our mobile e-mail and instant messaging functionality. Subsequent to the acquisition of Adap.tv, other revenues also includes fees generated from publishers and advertisers using Adap.tv’s platform technology and features, as well as services such as ad serving and hosting.

Other revenues decreased 17% for the year ended December 31, 2013 as compared to the same period in 2012, due primarily to the absence of revenue from StudioNow related to the divestiture in January 2013. StudioNow contributed $7.5 million in 2012 to other revenues. Additionally, there was a decrease in revenues from our mobile messaging services of $4.7 million and a decline in ADTECH licensing revenues of $2.1 million, partially offset by an increase in platform fees of $2.3 million related to Adap.tv, which was acquired in September 2013.

Other revenues decreased 20% for the year ended December 31, 2012 as compared to the same period in 2011, due primarily to a decrease in revenues from our mobile messaging services of $13.8 million and a decline in third party web hosting revenues of $5.7 million, partially offset by an increase in StudioNow production fees of $4.6 million.

Geographical Concentration of Revenues

For the periods presented herein, a significant majority of our revenues have been generated in the United States. The majority of the non-United States revenues for these periods were generated by our European operations (primarily in the United Kingdom and Germany). We expect the significant majority of our revenues to continue to be generated in the United States for the foreseeable future. See “Note 12” in our accompanying consolidated financial statements for further information regarding the revenues generated in the countries in which we operate.

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Costs and Expenses

The following table presents our operating costs and expenses for the periods presented (in millions):

	Years Ended December 31,
	2013	2012	% Change from 2012 to 2013	2011	% Change from 2011 to 2012
Costs of revenues	$1,706.2	$1,587.2	7%	$1,584.4	0%
General and administrative	322.0	413.2	(22)%	440.0	(6)%
Amortization of intangible assets	45.1	38.2	18%	92.0	(58)%
Restructuring costs	41.3	10.1	NM	38.3	(74)%

NM = not meaningful

The following table represents our operating costs and expenses as a percentage of revenues for the periods presented:

	Years Ended December 31,
	2013	2012	2011
Costs of revenues	74%	72%	72%
General and administrative	14	19	20
Amortization of intangible assets	2	2	4
Restructuring costs	1	0	2

Total operating costs and expenses	91%	93%	98%

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

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Costs of revenues for the years ended December 31, 2013, 2012 and 2011 are as follows (in millions):

	Years Ended December 31,
	2013	2012	% Change from 2012 to 2013	2011	% Change from 2011 to 2012
Costs of revenues:
Personnel costs	$643.6	$648.8	(1)%	$646.2	0%
Facilities costs	56.4	53.5	5%	57.3	(7)%
TAC	479.4	356.9	34%	305.5	17%
Network-related costs	148.5	160.6	(8)%	186.6	(14)%
Non-network depreciation and amortization	57.6	63.0	(9)%	70.5	(11)%
Other costs of revenues	320.7	304.4	5%	318.3	(4)%

Total costs of revenues	$1,706.2	$1,587.2	7%	$1,584.4	0%

2013 vs. 2012

The increase in costs of revenues was primarily driven by the increase in TAC of $122.5 million. The increase in TAC was mainly driven by an increase in Third Party Network advertising revenues, which resulted in higher variable revenue share payments to our publishing partners of $84.1 million (including $48.9 million of TAC as a result of our acquisition of Adap.tv), and the increase in marketing-related efforts on search revenue of $35.2 million.

The increase in costs of revenues was also driven by other long-lived asset impairment charges of $10.4 million included in other costs of revenues, the majority of which related to Patch. In addition, costs of revenues increased due to our investment in programmatic platforms and premium formats, partially offset by special items incurred in 2012 related to a year-end employee bonus and an acquisition-related bonus.

The decrease in network-related costs of $12.1 million was primarily due to fewer depreciable network assets. Other costs of revenues also includes a decline in sales tax expense of $9.6 million related to expense incurred in 2012 from a Virginia sales tax settlement and an additional decline in sales and use tax expense of $3.5 million due to the favorable settlement of a tax matter resolved in the first quarter of 2013.

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

The decrease in network-related costs is primarily due to the decommissioning of certain network equipment, which is due in part to the decline in the number of domestic AOL subscribers. Costs of revenues also included a decline in non-network depreciation and amortization primarily due to a decline in depreciable and amortizable assets.

Other costs of revenues decreased primarily due to declines in internal content development costs of $23.4 million related primarily to our reduced reliance on freelancers and a decrease in billing expenses of $3.4 million

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

due to a decline in AOL subscribers. These declines were partially offset by an increase in ad tracking and serving expense of $5.4 million due to increased demand and an increase in sales tax expense of $9.6 million relating to the Virginia sales tax settlement in the second quarter of 2012.

General and Administrative

2013 vs. 2012

General and administrative expenses decreased $91.2 million. The decrease includes the impacts of legal and consulting costs incurred in 2012 related to the patent transaction with Microsoft of $16.5 million and costs incurred related to the proxy contest of $10.7 million, as well as a $6.3 million benefit in June 2013 upon favorable resolution of a dispute over amounts to be reimbursed to us from escrow related to a prior acquisition.

Additionally, general and administrative expenses decreased due to a decline in marketing related costs of $27.6 million, a decline in personnel costs of $10.3 million as well as a decline in other general and administrative expenses as a result of our continued cost reduction efforts.

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

Amortization of intangible assets increased for the year ended December 31, 2013 compared to the prior year period by $6.9 million primarily due to amortization of intangible assets acquired from Adap.tv. Amortization of intangible assets decreased $53.8 million for the year ended December 31, 2012 as compared to the prior year period primarily due to a $55.1 million decline resulting from certain intangible assets being fully amortized in 2011.

Restructuring Costs

In connection with our restructuring initiatives, we incurred restructuring costs of $41.3 million, $10.1 million, and $38.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. The 2013 restructuring costs primarily related to our efforts to align our organizational structure with our strategy, including the restructuring of our Patch operations. The 2012 restructuring costs primarily related to organizational changes in the United States made in an effort to improve our ability to execute our strategy. The

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

majority of these costs related to involuntary employee terminations. The 2011 restructuring costs primarily related to costs incurred as a result of our acquisition of The Huffington Post.com, Inc. (“The Huffington Post”), a reassessment of our operations in India and actions in the United States to align our costs with our strategy. The majority of these costs related to involuntary employee terminations.

Other Transactions Impacting Operating Income

The following table presents other transactions impacting operating income for the periods presented (in millions):

	Year Ended December 31,
	2013	2012	% Change from 2011 to 2012	2011	% Change from 2010 to 2011
Goodwill impairment charge	$17.5	$—	NM	$—	NM
Income from licensing of intellectual property	—	(96.0)	(100)%	—	NM
(Gain) loss on disposal of assets, net	(2.5)	(962.9)	(100)%	1.6	NM

Goodwill Impairment Charge

Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired.

We performed a goodwill impairment analysis as a result of a triggering event in our Patch reporting unit occurring during the third quarter of 2013. As a result, we recorded an impairment charge of $17.5 million for the three months ended September 30, 2013, fully impairing the goodwill related to Patch. We also performed our annual goodwill impairment test during the fourth quarter of 2013 for our three other reporting units. In each of these analyses, the estimated fair value of each reporting unit exceeded its respective carrying value and therefore no further goodwill impairment charges were recorded in the fourth quarter of 2013. See “Note 3” in our accompanying consolidated financial statements for additional information on our goodwill impairment analyses.

No goodwill impairment charges were recorded in 2012 or 2011.

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

Operating Income (Loss)

Operating income decreased $1,011.6 million for the year ended December 31, 2013 as compared to the same period in 2012 primarily due to the gain on the disposition of the Sold Patents and income from licensing of intellectual property in 2012, an increase in costs of revenues and restructuring costs and an impairment of goodwill in September 2013 of $17.5 million, partially offset by an increase in revenue and declines in general and administrative costs.

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating income was $1,201.9 million for the year ended December 31, 2012, as compared to the operating income of $45.8 million for the year ended December 31, 2011. This increase was primarily due to the gain on the disposition of the Sold Patents, income from licensing of intellectual property, and the release of a VAT indemnification reserve, as well as declines in general and administrative costs, amortization of intangible assets and restructuring costs, partially offset by the decline in revenues.

Other Income Statement Amounts

The following table presents our other income statement amounts for the periods presented (in millions):

	Years Ended December 31,
	2013	2012	% Change from 2011 to 2012	2011	% Change from 2010 to 2011
Other income (loss), net	$(6.6)	$ 8.2	NM	$(3.5)	NM
Income tax provision	93.1	162.4	(43)%	29.2	NM

Other Income (Loss), Net

Other loss, net was $6.6 million for the year ended December 31, 2013 as compared to other income, net of $8.2 million for the same period in 2012. The decrease was due primarily to the $10.8 million non-cash gain related to the consolidation of Ad.com Japan recorded in the first quarter of 2012 and to unfavorable foreign currency impacts of $3.3 million in 2013.

Other income, net was $8.2 million for the year ended December 31, 2012 as compared to other loss, net of $3.5 million for the same period in 2011. The increase was due primarily to the $10.8 million non-cash gain related to the consolidation of Ad.com Japan recorded in the first quarter of 2012.

Income Tax Provision

We recorded income before income taxes of $183.7 million and related income tax expense of $93.1 million, which resulted in an effective tax rate of 50.7% for the year ended December 31, 2013, as compared to the effective tax rate of 13.4% for the year ended December 31, 2012. The effective tax rate for the year ended December 31, 2013 differed from the statutory U.S. federal income tax rate of 35.0% primarily due to the non-deductible goodwill impairment charge and foreign losses that did not produce a tax benefit, offset by the benefit of research and development tax credits. The effective tax rate for the year ended December 31, 2013 increased compared to the effective tax rate for the period ended December 31, 2012 primarily due to the tax impact of the 2012 patent transaction with Microsoft which resulted in an effective tax rate lower than the statutory U.S. federal income tax rate.

We recorded income before income taxes of $1,210.1 million and related income tax expense of $162.4 million, which resulted in an effective tax rate of 13.4% for the year ended December 31, 2012, as compared to the effective tax rate of 69.0% for the year ended December 31, 2011. The effective tax rate for the year ended December 31, 2012 differed substantially from the statutory U.S. federal income tax rate of 35.0% primarily due to the tax impact of the patent transaction with Microsoft during the second quarter of 2012, offset by the unfavorable impact of foreign losses that did not produce a tax benefit. The effective tax rate for the year ended December 31, 2011 differed from the statutory U.S. federal income tax rate of 35.0% due to the impact of foreign losses, for which no benefit is received on our U.S. income tax provision, and non-deductible acquisition-related expenses incurred in 2011. These items were partially offset by a tax benefit associated with a worthless stock deduction related to the sale of a subsidiary in the first quarter of 2011 and favorable adjustments related to escrow disbursements for which we have concluded that we will be able to recognize a tax benefit.

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

The following table presents our reconciliation of Adjusted OIBDA to operating income (loss) (in millions):

	Years Ended December 31,
	2013	2012	% Change from 2012 to 2013	2011	% Change from 2011 to 2012
Operating income	$190.3	$1,201.9	(84)%	$45.8	NM
Add: Depreciation	128.9	138.7	(7)%	160.9	(14)%
Add: Amortization of intangible assets	45.1	38.2	18%	92.0	(58)%
Add: Restructuring costs	41.3	10.1	NM	38.3	(74)%
Add: Equity-based compensation	47.0	39.5	19%	42.5	(7)%
Add: Asset impairments and write-offs	30.6	6.1	NM	7.6	(20)%
Add: Losses/(gains) on disposal of assets, net	(2.5)	(964.2)	(100)%	0.4	NM
Add: Special items	—	(57.7)	(100)%	21.2	NM

Adjusted OIBDA	$480.7	$412.6	17%	$408.7	1%

Special items for the year ended December 31, 2012 include patent licensing income of $96.0 million and costs related to the patent sale and license of $15.7 million, as well as proxy contest costs of $8.9 million, $7.6 million of tax settlement expenses and acquisition-related costs of $5.1 million.

Adjusted OIBDA increased for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to the increase in revenues and decline in general and administrative costs, partially offset by the increase in costs of revenues.

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Adjusted OIBDA increased for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to the declines in general and administrative costs, partially offset by decline in revenues.

Segment Results of Operations

We have three reportable segments which are determined based on the properties, products and services we provide and how our chief operating decision maker evaluates the business. Our segment results reflect information presented on the same basis that we use for internal management reporting. The segment profitability measure used in our internal management reporting and presented herein is Adjusted OIBDA. See “Note 12” in our accompanying consolidated financial statements for additional information on our segments and a reconciliation of total consolidated Adjusted OIBDA to operating income (loss).

The following is a summary of segment operating results for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	% Change from 2012 to 2013	2011	% Change from 2011 to 2012
Revenue:
Brand Group	$794.4	$730.2	9%	$732.6	0%
Membership Group	839.1	914.6	(8)%	1,035.5	(12)%
AOL Networks	785.0	644.1	22%	491.2	31%
Corporate and Other	0.6	1.5	(60)%	7.0	(79)%
Intersegment eliminations	(99.2)	(98.7)	(1)%	(64.2)	(54)%

Total Revenue	$2,319.9	$2,191.7	6%	$2,202.1	0%

Adjusted OIBDA:
Brand Group	$40.2	$(32.8)	NM	$(48.4)	32%
Membership Group	593.7	632.9	(6)%	711.9	(11)%
AOL Networks	(15.0)	7.3	NM	(39.5)	NM
Corporate and Other	(138.2)	(194.8)	29%	(215.3)	10%

Total Adjusted OIBDA	$480.7	$412.6	17%	$408.7	1%

Brand Group

2013 vs. 2012

Brand Group revenue increased, reflecting an increase in global display revenue of $41.1 million and an increase in search revenue of $23.7 million. Global display revenue increased primarily driven by increased impressions sold on AOL Properties. The increase in search revenue was primarily driven by an increase in revenue per search.

Brand Group Adjusted OIBDA increased due to the year-over-year increases in revenue discussed above and declines in personnel, primarily at Patch, and declines in marketing and consulting related costs as a result of our continued cost reduction efforts, partially offset by an increase in TAC as a result of our marketing-related efforts on search.

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2012 vs. 2011

Brand Group revenue was essentially flat, reflecting a decrease in global display revenue of $14.3 million, offset by an increase in search revenue of $13.4 million. Global display revenue declined primarily due to an increase in Brand Group inventory sold through AOL Networks at a lower price, which was offset by growth in reserved pricing and continued growth in the sales of premium formats, including video, and Patch inventory. The increase in search revenue was driven by continued growth in revenue on AOL.com through the optimization of both the consumer and advertiser experiences, partially offset by a decline in queries on cobranded portals.

Adjusted OIBDA increased for the Brand Group, reflecting the changes in revenue discussed above as well as lower overall content creation expenses, including from Patch, of $26.0 million, partially offset by an increase in personnel costs. The decline in content creation costs is due primarily to the reduced reliance on freelancers. Increases in personnel costs reflect an increased investment in areas of strategic focus.

Membership Group

2013 vs. 2012

Membership Group revenue decreased due to the 10% decline in our domestic AOL subscribers, which resulted in a decline in subscription revenue of $99.8 million. This decline was partially offset by an increase in ARPU of 8%, which resulted in an increase in subscription revenue of $53.0 million. This increase is primarily due to price increases related to our value plan strategy that provides additional features and services to subscribers.

Adjusted OIBDA for the Membership Group decreased due to the decrease in revenue discussed above, partially offset by overall declines in costs associated with the declines in domestic AOL subscribers and the favorable disposition of a claim regarding a legal matter in the third quarter of 2013.

2012 vs. 2011

Membership Group revenue decreased 12% due to the 15% decline in our domestic AOL subscribers, which was partially offset by an increase in ARPU of 4%, and a decrease in display revenues of $8.8 million. Domestic display revenue declined due to fewer reserved impressions sold, primarily on AOL Mail, and an increase in the number of Membership Group properties impressions sold through AOL Networks at a lower price. Other revenue declined due to declines from our mobile messaging services.

Adjusted OIBDA for the Membership Group decreased due to the changes in revenue discussed above, partially offset by declines in network related costs, personnel and consulting costs. The decrease in network-related costs is primarily due to the decommissioning of certain network equipment, which is due in part to the decline in the number of domestic AOL subscribers.

AOL Networks

2013 vs. 2012

AOL Networks revenue increased primarily due to growth in the sale of premium formats across our programmatic platform and by the inclusion of revenue from Adap.tv. AOL Networks revenue includes $78.4

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million related to Adap.tv, which was acquired in September 2013. The increase in AOL Networks revenue was partially offset by the absence of revenue from StudioNow due to the divestiture in Q1 2013. StudioNow contributed $7.5 million in revenue to AOL Networks in 2012.

AOL Network Adjusted OIBDA decreased primarily due to our investment in programmatic platforms and premium formats.

2012 vs. 2011

AOL Networks revenue increased primarily due to growth in the sale of inventory of third party properties through Advertising.com (including $32.7 million of revenues in 2012 related to Ad.com Japan, which we began consolidating in the first quarter of 2012). Growth is being driven primarily by an increase in publishers and advertisers utilizing AOL Networks and increased sales of premium packages and products, including video. AOL Networks revenue growth also reflects growth in inventory from AOL owned and operated sites sold through AOL Networks.

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

Corporate and other Adjusted OIBDA for the year ended December 31, 2013 as compared to the year ended December 31, 2012 improved primarily due to declines in marketing and personnel costs as a result of cost reduction efforts as well as a decrease in legal fees. Additionally, Adjusted OIBDA was favorably impacted by a decline in consulting costs and the $6.3 million favorable resolution in June 2013 of a dispute over amounts to be reimbursed to us from escrow related to a prior acquisition.

For the year ended December 31, 2012 as compared to the year ended December 31, 2011, revenue decreased due to a decrease in revenues from international hosting. Adjusted OIBDA increased due to lower personnel costs resulting from headcount reductions and a decrease in marketing costs, partially offset by the decrease in revenues discussed above.

Liquidity and Capital Resources

Current Financial Condition

Historically, the cash we generate has been sufficient to fund our working capital, capital expenditure and financing requirements. Forecasts of future cash flows are dependent on many factors, including future economic conditions and the execution of our strategy. We believe our existing cash balance, cash flows from operations and the Credit Facility Agreement are sufficient to fund our ongoing working capital, investing and financing requirements, including future repurchases of common stock. To date, we have not borrowed under the terms of the Credit Facility Agreement. We regularly review our capital structure in light of our strategic growth objectives and we may look to access the capital markets depending on several factors, including market

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

conditions, liquidity needs, and our capital allocation priorities. See “Principal Debt Obligations” for additional information on the Credit Facility Agreement.

At December 31, 2013, our cash and equivalents totaled $207.3 million, as compared to $466.6 million at December 31, 2012. The decrease in cash and equivalents was primarily due to the acquisition of Adap.tv in the third quarter of 2013 and the repurchase of common stock throughout 2013, partially offset by cash provided by operations. Our cash and equivalents consist of cash and other highly liquid short-term investments that are readily convertible to cash.

Approximately 29% of our cash and equivalents as of December 31, 2013 is held internationally, primarily in Luxembourg, the United Kingdom, Japan, Germany, Canada and India, and is utilized to fund our foreign operations. Cash held internationally may be repatriated and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe the cash balance in the U.S. is sufficient to fund our domestic working capital needs.

Summary Cash Flow Information

Our cash flows from operations are driven by net income adjusted for non-cash and non-operating items such as depreciation and amortization, asset impairments and write-offs, equity-based compensation expense and other activities impacting net income such as the gains and losses on the sale of assets. Cash flows from investing activities consist primarily of the cash used in the acquisitions of various businesses, cash used for capital expenditures and cash received from the disposal of assets. Capital expenditures and product development costs are mainly for the purchase of computer hardware, software, network equipment, furniture, fixtures and other office equipment. Cash flows from financing activities relate primarily to repurchases of common stock, principal payments made on capital lease obligations, tax withholdings related to net share settlements of restricted stock units, proceeds from the exercise of stock options and payment of the Special Cash Dividend in the fourth quarter of 2012.

Operating Activities

The following table presents cash provided by continuing operations for the periods presented (in millions):

	Years Ended December 31,
	2013	2012	2011
Net income	$90.6	$1,047.7	$13.1
Adjustments for non-cash and non-operating items:
Depreciation and amortization	174.0	176.9	252.9
Asset impairments and write-offs	30.6	6.1	7.6
(Gain) loss on step acquisitions and disposal of assets, net	(1.5)	(975.5)	1.6
Equity-based compensation	47.0	39.5	42.5
Deferred income taxes	51.5	124.1	23.3
All other, net, including working capital changes	(73.3)	(53.2)	(45.0)

Cash provided by operating activities	$318.9	$365.6	$296.0

Cash provided by operating activities decreased $46.7 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012, driven mainly by a decrease in operating income of $65.1

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million (excluding the $946.5 million gain on the sale of patents) which was primarily the result of the $96 million in cash received from licensing our retained patent portfolio to Microsoft in 2012. Cash provided by operating activities also declined due to the timing of changes in working capital.

Cash provided by operating activities increased $69.6 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011, driven mainly by the $96.0 million cash received from licensing our retained patent portfolio to Microsoft during the second quarter of 2012 and lower restructuring payments during 2012, partially offset by incentive compensation payments made in 2012 related to prior year acquisitions and a decrease due to the timing of changes in working capital.

Investing Activities

The following table presents cash (used) provided by investing activities for the periods presented (in millions):

	Years Ended December 31,
	2013	2012	2011
Investments and acquisitions, net of cash acquired	$(337.9)	$(32.0)	$(377.9)
Proceeds from disposal of assets, net	1.5	952.3	4.7
Capital expenditures and product development costs	(65.7)	(64.9)	(82.3)

Cash (used) provided by investing activities	$(402.1)	$855.4	$(455.5)

Cash used by investing activities was $402.1 million for the year ended December 31, 2013, as compared to cash provided by investing activities of $855.4 million for the year ended December 31, 2012. The $1,257.5 million decrease in cash used by investing activities was primarily due to approximately $950 million in proceeds (net of transaction costs paid) from the disposition of the Sold Patents in 2012 and the acquisition payment of $329.5 million related to Adap.tv in 2013.

Cash provided by investing activities was $855.4 million for the year ended December 31, 2012, as compared to cash used by investing activities of $455.5 million for the year ended December 31, 2011. The $1,310.9 million increase in cash provided by investing activities was primarily due to approximately $950 million in proceeds (net of transaction costs paid) from the disposition of the Sold Patents in 2012, a decrease in capital expenditures and product development costs and acquisition payments related to The Huffington Post and goviral ApS (“goviral”, now referred to as Be On) during the year ended December 31, 2011. These increases in cash provided by investing activities were partially offset by acquisition payments in 2012 related to Buysight, Inc. and StyleMePretty, LLC (“StyleMePretty”). In addition, investments and acquisitions, net of cash acquired, for the year ended December 31, 2012 includes $6.9 million of cash acquired from the business combination achieved in stages (“step acquisition”) of Ad.com Japan (net of $1.2 million cash paid for the additional 3% interest) during the first quarter of 2012.

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financing Activities

The following table presents cash used by financing activities for the periods presented (in millions):

	Years Ended December 31,
	2013	2012	2011
Repurchase of common stock	$(134.8)	$ (698.7)	$(173.6)
Principal payments on capital leases	(61.1)	(55.6)	(49.0)
Tax withholdings related to net share settlements of restricted stock units	(16.5)	(7.6)	(0.4)
Proceeds from exercise of stock options	35.3	35.2	1.0
Cash dividends paid and dividend equivalent payments on restricted stock units	(4.4)	(434.4)	—
Other financing activities	6.1	0.3	(12.8)

Cash used by financing activities	$(175.4)	$(1,160.8)	$(234.8)

Cash used by financing activities decreased $985.4 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to a decrease in cash paid for the repurchase of our common stock as we completed repurchases under the ASR Agreement (as defined below) in 2012 and the $434.4 million Special Cash Dividend payment during the fourth quarter of 2012.

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

The following table presents our reconciliation of Free Cash Flow to cash provided by operating activities (in millions):

	Years Ended December 31,
	2013	2012	2011
Cash provided by operating activities	$318.9	$365.6	$296.0
Less: Capital expenditures and product development costs	65.7	64.9	82.3
Less: Principal payments on capital leases	61.1	55.6	49.0

Free Cash Flow	$192.1	$245.1	$164.7

Free Cash Flow decreased for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This decrease is due to the decline in cash provided by operating activities, discussed in “Summary Cash Flow Information—Operating Activities” above.

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

The following table presents certain payments due under contractual obligations with minimum firm commitments as of December 31, 2013 (in millions):

	Total	2014	2015-2016	2017-2018	Thereafter
Capital lease obligations	$119.5	$59.8	$50.0	$9.7	$—
Operating lease obligations, net of sublease income	230.2	40.4	63.8	48.6	77.4
Purchase obligations	84.2	62.3	21.4	0.3	0.2

Total contractual obligations	$433.9	$162.5	$135.2	$58.6	$77.6

The following is a description of our material contractual obligations at December 31, 2013:

•

Capital lease obligations represent the minimum lease payments under non-cancelable capital leases, primarily for network equipment financed under capital leases. See “Note 5” in our accompanying consolidated financial statements for more information.

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•

Net operating lease obligations represent the minimum lease payments under operating leases, net of contractually committed sublease income, primarily for our real estate in various locations around the world. Included in the above table are approximately $164.2 million of payments associated with the lease of our corporate headquarters in New York. We have leased our corporate headquarters for an initial lease term that ends February 2023, and we have the option to extend the lease for an additional five years. Monthly rental payments to the landlord under this lease escalate by approximately 7% after the end of the fifth year and tenth year of the lease term. Included in the above table are approximately $28.6 million of payments associated with a leased building in California. We have leased this space for an initial lease term that ends in June 2017 with no renewal options. Rent was abated for the first nine months of the lease term with partial rent abatement for an additional three months. Only operating expenses were paid during the rent abatement period. See “Note 10” in our accompanying consolidated financial statements for more information.

•

Purchase obligations, as used herein, refer to a purchase obligation representing an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We expect to receive consideration (i.e., products or services) for these purchase obligations. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which we are contractually obligated. Examples of the types of obligations included within purchase obligations include software licensing agreements and guaranteed royalty payments. Additionally, we also purchase products and services as needed with no firm commitment. For this reason, the amounts presented in the table above do not provide a reliable indicator of our expected future cash outflows. For purposes of identifying and accumulating purchase obligations, we have included all material contracts with an initial contractual term in excess of one year meeting the definition of a purchase obligation (i.e., legally binding for a fixed or minimum amount or quantity). For those contracts involving a fixed or minimum quantity but with variable pricing terms, we have estimated the contractual obligation based on our best estimate of the pricing that will be in effect at the time the obligation is incurred. Additionally, we have included only the obligations represented by those contracts as they existed at December 31, 2013, and did not assume renewal or replacement of the contracts at the end of their respective terms. See “Note 10” in our accompanying consolidated financial statements.

The net liability for uncertain tax positions of $55.6 million is not reflected in the above contractual obligations table as we are not able to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of audit outcomes.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any relationships with unconsolidated special purpose entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements.

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

export or import of our software or data, compliance with applicable laws and regulations, infringement of third party intellectual property or property rights or, with respect to the divestiture of assets or operating subsidiaries, matters related to our conduct of the business and tax matters prior to the sale. It is not possible to determine the aggregate maximum potential loss under such indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, we have not incurred material costs as a result of claims made in connection with indemnifications provided and, as of December 31, 2013, management concluded that the likelihood of any material amounts being paid by us under such indemnifications is remote. As of December 31, 2013, amounts accrued in our financial statements related to indemnification obligations are not material.

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

Customer Credit Risk

Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed-upon contractual payment obligations. Credit risk originates from sales of advertising and subscription service and is dispersed among many different counterparties.

We had gross accounts receivable of approximately $499.3 million and maintained an allowance for doubtful accounts of $8.3 million at December 31, 2013. No single customer had a receivable balance at December 31, 2013 greater than 10% of total net receivables.

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

The determination of whether revenue should be reported gross or net is based on an assessment of whether we are acting as the principal or an agent in the transaction. If we are acting as a principal in a transaction, we report revenue on a gross basis. If we are acting as an agent in a transaction, we report revenue on a net basis. The determination of whether we are acting as the principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of an arrangement. We recognize revenue on a gross basis in situations in which we believe we are the principal in the transactions, considering all of the indicators set forth in the accounting guidance for principal agent considerations. While none of the indicators individually are considered presumptive or determinative, in reaching our conclusions on gross versus net revenue recognition, we place the most weight on the analysis of whether or not we are the primary obligor in the arrangement, and whether we have inventory risk.

The determination of whether we should report our revenue based on the gross amount billed to our advertising customers, with the amounts paid to the Third Party Network website owner (for the advertising inventory acquired) reported as TAC within costs of revenues, requires a significant amount of judgment based on an analysis of several factors. In these arrangements, we are generally responsible for (i) identifying and contracting with third-party advertisers, (ii) establishing the selling prices of the inventory sold, (iii) serving the advertisements at our cost and expense, (iv) performing all billing and collection activities including retaining credit risk, (v) bearing sole liability for fulfillment of the advertising and (vi) bearing general inventory risk. Accordingly, in these arrangements, we generally believe that we are the primary obligor and therefore report revenues earned and costs incurred related to these transactions on a gross basis. During 2013, we earned and reported gross advertising revenues of $614.7 million and incurred TAC of $393.8 million related to providing advertising services on the Third Party Network.

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

The testing of goodwill for impairment is required to be performed at the level referred to as the reporting unit. Based on how management evaluates the business, we concluded that as of our December 1, 2013 annual impairment testing date we have four reporting units for purposes of the goodwill impairment test; the Brand

AOL INC.

PART II—ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Group, the Membership Group, AOL Networks and Patch (the Patch reporting unit goodwill was fully impaired prior to December 1, as discussed further below). There are no components below these four reporting units for which discrete financial information is available and regularly reviewed by segment management. Different judgments relating to the determination of reporting units could significantly affect the testing of goodwill for impairment and the amount of any impairment recognized.

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

As part of our continuing effort to reduce our expenses and invest in areas of strategic focus, on August 15, 2013, we approved a restructuring plan for our Patch operations. We determined that the restructuring of our Patch operations constituted a substantive change in circumstances that could potentially reduce the fair value of the Patch reporting unit below its carrying amount. Accordingly, we tested the Patch reporting unit for impairment as of the interim testing date, August 31, 2013.

Based on our goodwill impairment analysis as of the interim testing date, the carrying value of the Patch reporting unit exceeded its fair value. Accordingly, step two of the goodwill impairment test was performed, where we determined the estimated fair value of Patch’s assets and liabilities. As a result of our step two evaluation, we recorded a goodwill impairment charge of $17.5 million during the third quarter of 2013, fully impairing the goodwill related to Patch.

We performed our annual goodwill impairment test for the Brand Group, AOL Networks and Membership Group reporting units as of December 1, 2013. We determined the fair value for each of the reporting units using an income approach, or discounted cash flow (“DCF”) method. The reasonableness of the DCF approach was assessed by reference to a market-based approach based on analysis of comparable multiples for each of the reporting units, which reconciled to the fair value of the consolidated business determined based on market-capitalization approach.

Based on the goodwill impairment tests performed at December 1, 2013, the estimated fair value exceeded the carrying value for each reporting unit, and therefore, the second step of the goodwill impairment test was not required for any of our reporting units. For each of the Membership Group, Brand Group and AOL Networks reporting units, the estimated fair value of the reporting unit exceeded its respective book value by in excess of 20%.

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

future revenue streams and cash flows of the reporting unit. The discount rates utilized in the 2013 analyses ranged from 10% to 23% and a constant terminal growth rate was used in the DCF analyses of 3.0%. Failure to execute against our business plan for any of our reporting units could have a negative effect on the fair value of such reporting unit, and increase the risk of a goodwill impairment in the future.

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

We performed an analysis of the recoverability of our deferred tax assets as of December 31, 2013, which took into consideration our historical operating results, as well as our projections of future operating results and taxable income. Certain deferred tax assets related to capital losses, certain state net operating losses and other state temporary differences, the majority of the foreign net operating losses and certain other foreign temporary differences did not reach the “more likely than not” realizability criteria and accordingly, were subject to a valuation allowance. We analyzed the remaining deferred tax assets using all positive and negative evidence to determine whether we met the “more likely than not” criteria. We considered the fact that we have reported cumulative income in the past three years in the relevant jurisdictions for which these deferred tax assets are recorded, which generally provides positive evidence regarding realizability of deferred tax assets. Our conclusion that such remaining deferred tax assets were “more likely than not” realizable also relied on the weight of positive evidence related to projecting future taxable income based on management’s financial projections and based on our historical results of operations. We currently expect positive growth in our projected taxable income over our long-term planning horizon as we focus our resources on our core competitive strengths in web and local content production, advertising and paid services while expanding the distribution of our content, product and service offerings on multiple platforms and digital devices, including on portable wireless devices such as smartphones and tablets. As a result of this analysis, we concluded that our deferred tax assets, other than those for which a valuation allowance was recorded, continued to be more likely than not to be realized. However, in the circumstance that the financial projections are not achieved, our ability to realize these deferred tax assets may be significantly impacted.

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

tax returns based on interpretation of tax laws and regulations. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. In determining our tax provision for financial reporting purposes, we establish a liability or reduce deferred tax assets for uncertain tax positions unless such positions are determined to be “more likely than not” of being sustained upon examination, based on their technical merits. That is, for financial reporting purposes, we only recognize tax benefits taken on the tax return that we believe are “more likely than not” of being sustained. We record a liability (or reduce deferred tax assets) for the difference between the benefit recognized and measured pursuant to the accounting guidance for income taxes and the tax position taken on our tax return. There is considerable judgment involved in determining whether positions taken on the tax return are “more likely than not” of being sustained. Actual results could differ from the judgments and estimates made, and we may be exposed to losses or gains that could be material. Further, to the extent we prevail in matters for which a liability has been established, or are required to pay amounts in excess of the liability established, our effective income tax rate in a given financial statement period could be materially affected.

Recent Accounting Standards Impacting Future Periods

Accounting for Cumulative Translation Adjustments

In March 2013, new guidance was issued related to accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The new guidance clarifies that companies are required to apply the guidance in the foreign currency accounting subtopic to release any related cumulative translation adjustment into net income. The guidance also applies to step acquisitions.

The new guidance became effective for us in January 2014. We do not expect the new guidance to have a material impact on the way we currently release cumulative translation adjustments into net income upon disposition or deconsolidation of a subsidiary.

AOL INC.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential gain or loss arising from changes in market rates and prices, which historically for us, has been associated primarily with changes in foreign currency exchange rates. We transact business in various foreign currencies which exposes us to the risk of fluctuations in foreign currency exchange rates. Foreign currency exchange gains and losses are not material to our earnings in 2013, 2012 and 2011. At December 31, 2013, while the majority of our cash and accounts receivable balances were denominated in U.S. dollars, cash and accounts receivable denominated in foreign currencies made up approximately 19% of total cash and accounts receivable, including 6% in Euros, 6% in British pounds, 3% in Canadian dollars and 2% in Japanese yen.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of AOL Inc.

We have audited the accompanying consolidated balance sheets of AOL Inc. as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AOL Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AOL Inc.’s internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 19, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 19, 2014

AOL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Revenues:
Advertising	$1,613.4	$1,418.5	$1,314.2
Subscription	650.1	705.3	803.2
Other	56.4	67.9	84.7

Total revenues	2,319.9	2,191.7	2,202.1
Costs of revenues	1,706.2	1,587.2	1,584.4
General and administrative	322.0	413.2	440.0
Amortization of intangible assets	45.1	38.2	92.0
Restructuring costs	41.3	10.1	38.3
Goodwill impairment charge	17.5	—	—
Income from licensing of intellectual property	—	(96.0)	—
(Gain) loss on disposal of assets, net	(2.5)	(962.9)	1.6

Operating income	190.3	1,201.9	45.8
Other income (loss), net	(6.6)	8.2	(3.5)

Income before income taxes	183.7	1,210.1	42.3
Income tax provision	93.1	162.4	29.2

Net income	$90.6	$1,047.7	$13.1
Net (income) loss attributable to noncontrolling interests	1.8	0.7	—

Net income attributable to AOL Inc.	$92.4	$1,048.4	$13.1

Per share information attributable to AOL Inc. common stockholders:
Basic net income per common share	$1.19	$11.51	$0.13

Diluted net income per common share	$1.13	$11.21	$0.12

Shares used in computing basic income per common share	77.6	91.1	104.2

Shares used in computing diluted income per common share	82.0	93.5	106.0

Cash dividends paid per common share	$—	$5.15	$—

Comprehensive income (loss) attributable to AOL Inc.:
Foreign currency translation adjustments	$0.4	$(7.9)	$0.4
Unrealized gains on equity method investments	0.6	0.4	—

Other comprehensive income (loss), net of tax	$1.0	$(7.5)	$0.4

Comprehensive income	91.6	1,040.2	13.5
Comprehensive (income) loss attributable to noncontrolling interests	4.5	1.6	—

Comprehensive income attributable to AOL Inc.	$96.1	$1,041.8	$13.5

See accompanying notes.

AOL INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	December 31,
	2013	2012
Assets
Current assets:
Cash and equivalents	$207.3	$466.6
Accounts receivable, net of allowances of $8.3 and $6.6, respectively	491.0	351.9
Prepaid expenses and other current assets	34.1	28.5
Deferred income taxes, net	30.7	40.6

Total current assets	763.1	887.6
Property and equipment, net	467.9	478.3
Goodwill	1,361.7	1,084.1
Intangible assets, net	208.4	133.2
Long-term deferred income taxes, net	110.6	148.8
Other long-term assets	71.7	65.3

Total assets	$2,983.4	$2,797.3

Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities:
Accounts payable	$101.0	$76.1
Accrued compensation and benefits	127.0	151.4
Accrued expenses and other current liabilities	197.3	175.3
Deferred revenue	67.2	57.8
Current portion of obligations under capital leases	55.5	49.6

Total current liabilities	548.0	510.2
Long-term portion of obligations under capital leases	56.2	56.3
Long-term deferred income taxes	4.4	5.8
Other long-term liabilities	97.6	73.8

Total liabilities	706.2	646.1

Commitments and contingencies (See Note 10)
Redeemable noncontrolling interest (See Note 1)	9.7	13.4
Equity:
Common stock, $0.01 par value, 114.1 million shares issued and 79.2 million shares outstanding as of December 31, 2013 and 110.1 million shares issued and 76.6 million shares outstanding as of December 31, 2012	1.1	1.1
Additional paid-in capital	3,592.7	3,457.5
Accumulated other comprehensive income (loss), net	(290.4)	(294.1)
Accumulated deficit	(93.6)	(188.0)
Treasury stock, at cost, 34.9 million shares at December 31, 2013 and 33.5 million shares at December 31, 2012	(942.9)	(838.4)

Total stockholders’ equity	2,266.9	2,138.1
Noncontrolling interest	0.6	(0.3)

Total equity	2,267.5	2,137.8

Total liabilities, redeemable noncontrolling interest and equity	$2,983.4	$2,797.3

See accompanying notes.

AOL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2013	2012	2011
Operating Activities
Net income	$90.6	$1,047.7	$13.1
Adjustments for non-cash and non-operating items:
Depreciation and amortization	174.0	176.9	252.9
Asset impairments and write-offs	30.6	6.1	7.6
(Gain) loss on step acquisitions and disposal of assets, net	(1.5)	(975.5)	1.6
Equity-based compensation	47.0	39.5	42.5
Deferred income taxes	51.5	124.1	23.3
Other non-cash adjustments	4.4	(2.6)	2.4
Changes in operating assets and liabilities, net of acquisitions
Receivables	(104.5)	(33.4)	12.2
Accrued expenses	21.7	4.6	(29.2)
Deferred revenue	7.9	(12.7)	(24.0)
Other balance sheet changes	(2.8)	(9.1)	(6.4)

Cash provided by operating activities	318.9	365.6	296.0

Investing Activities
Investments and acquisitions, net of cash acquired	(337.9)	(32.0)	(377.9)
Proceeds from disposal of assets, net	1.5	952.3	4.7
Capital expenditures and product development costs	(65.7)	(64.9)	(82.3)

Cash (used) provided by investing activities	(402.1)	855.4	(455.5)
Financing Activities
Repurchase of common stock (See Note 7)	(134.8)	(698.7)	(173.6)
Principal payments on capital leases	(61.1)	(55.6)	(49.0)
Tax withholdings related to net share settlements of restricted stock units	(16.5)	(7.6)	(0.4)
Proceeds from exercise of stock options	35.3	35.2	1.0
Cash dividends paid and dividend equivalent payments on restricted stock units	(4.4)	(434.4)	—
Other financing activities	6.1	0.3	(12.8)

Cash used by financing activities	(175.4)	(1,160.8)	(234.8)
Effect of exchange rate changes on cash and equivalents	(0.7)	(1.1)	—

(Decrease) increase in cash and equivalents	(259.3)	59.1	(394.3)
Cash and equivalents at beginning of period	466.6	407.5	801.8

Cash and equivalents at end of period	$207.3	$466.6	$407.5

Supplemental disclosures of cash flow information
Cash paid for interest	$6.0	$6.1	$6.4

Cash paid for income taxes	$12.8	$26.3	$15.0

See accompanying notes.

AOL INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In millions)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury Stock,	Non- Controlling	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	at Cost	Interest	Equity
Balance at December 31, 2010	106.7	$1.1	$3,376.6	$(287.9)	$(802.9)	$—	$—	$2,286.9
Net Income	—	—	—	—	13.1	—	—	13.1
Foreign currency translation adjustments	—	—	—	0.4	—	—	—	0.4

Comprehensive income	—	—	—	0.4	13.1	—	—	13.5
Amounts related to equity-based compensation, net of tax withholdings	—	—	44.5	—	—	—	—	44.5
Issuance of common stock	0.3	—	0.4	—	—	—	—	0.4
Repurchase of common stock	(12.7)	—	—	—	—	(173.6)	—	(173.6)
Other	—	—	0.9	—	—	—	—	0.9

Balance at December 31, 2011	94.3	$1.1	$3,422.4	$(287.5)	$(789.8)	$(173.6)	$—	$2,172.6

Net income (loss)	—	—	—	—	1,048.4	—	(0.6)	1,047.8
Contributions from noncontrolling interest owners	—	—	—	—	—	—	0.3	0.3
Unrealized gain on equity method investments	—	—	—	0.4	—	—	—	0.4
Foreign currency translation adjustments	—	—	—	(7.0)	—	—	—	(7.0)

Comprehensive income (loss)	—	—	—	(6.6)	1,048.4	—	(0.3)	1,041.5
Amounts related to equity-based compensation, net of tax withholdings	—	—	33.8	—	—	—	—	33.8
Issuance of common stock	3.1	—	35.2	—	—	—	—	35.2
Repurchase of common stock	(20.8)	—	(33.9)	—	—	(664.8)	—	(698.7)
Dividends declared	—	—	—	—	(446.6)	—	—	(446.6)

Balance at December 31, 2012	76.6	$1.1	$3,457.5	$(294.1)	$(188.0)	$(838.4)	$(0.3)	$2,137.8

Net income (loss)	—	—	—	—	92.4	—	(1.2)	91.2
Unrealized gain on equity method investments	—	—	—	0.6	—	—	—	0.6
Foreign currency translation adjustments	—	—	—	3.1	—	—	(0.1)	3.0

Comprehensive income (loss)	—	—	—	3.7	92.4	—	(1.3)	94.8
Contributions from noncontrolling interest owners	—	—	—	—	—	—	2.2	2.2
Amounts related to equity-based compensation, net of tax withholdings (see Note 7)	—	—	31.4	—	—	—	—	31.4
Issuance of common stock	6.5	—	69.9	—	—	64.2	—	134.1
Repurchase of common stock	(3.9)	—	33.9	—	—	(168.7)	—	(134.8)
Other	—	—	—	—	2.0	—	—	2.0

Balance at December 31, 2013	79.2	$1.1	$3,592.7	$(290.4)	$(93.6)	$(942.9)	$0.6	$2,267.5

See accompanying notes.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

AOL Inc. (“AOL” or the “Company”) is a leading global media and technology company with a substantial worldwide audience and a suite of digital brands, products and services that it offers to consumers, advertisers, publishers and subscribers. AOL is focused on attracting and engaging consumers by creating and offering high quality branded digital content, products and services and providing valuable online advertising services on both its owned and operated properties and third-party websites.

The Company’s strategy is to focus its resources on AOL’s core competitive strengths in content, advertising, technology platforms, video and paid services while expanding the distribution of its premium content, product and service offerings on multiple platforms and digital devices, including on internet-enabled televisions, smartphones and tablets. AOL continues to reinvigorate its culture and brand by prioritizing the consumer experience, making greater use of data-driven insights and encouraging innovation.

AOL’s reportable segments are the Brand Group, the Membership Group and AOL Networks. In addition to the above reportable segments, AOL has a corporate and other category that includes activities that are not directly attributable to or allocable to a specific segment.

Brand Group

The Brand Group consists of AOL’s portfolio of distinct and unique content and certain of its service brands. The results for this segment reflect the performance of the Company’s advertising offerings on a number of owned and operated sites, such as AOL.com, The Huffington Post, TechCrunch, and MapQuest. The Brand Group also includes co-branded websites owned or operated by third parties for which certain criteria have been met, including that the internet traffic has been assigned to us.

Membership Group

The Membership Group consists of offerings that serve AOL registered account holders, both free and paid, and are focused on delivering world-class experiences to AOL’s users who rely on these AOL products and properties. The results for this segment include AOL’s subscription offerings and advertising offerings on Membership Group properties, including communications products such as AOL Mail.

AOL Networks

AOL Networks consists of interconnected programmatic, video and premium advertising offerings that advertisers and publishers use to reach consumers across all devices and includes offerings in formats such as display, video and social. AOL Network’s offerings enable publishers and advertisers to utilize AOL’s third-party advertising network as well as AOL’s inventory within the Brand Group and Membership Group sold by AOL Networks. The results for this segment include the performance of Advertising.com, AdLearn Open Platform, Adap.tv, Marketplace by ADTECH (“Marketplace”), The AOL On Network, Be On, ADTECH and Pictela. The Company generates advertising revenues on AOL Networks through the sale of advertising on third party websites and from advertising inventory on AOL Properties not sold directly to advertisers, as described above. AOL’s advertising offerings on AOL Networks consist primarily of the sale of display advertising and also include search advertising through sponsored listings.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Corporate and Other

Corporate and other primarily consists of broad corporate functions including legal, human resources, accounting, finance, marketing and activities and costs not directly attributable or allocable to a specific segment such as tax settlements and other general business costs.

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

Redeemable Noncontrolling Interest

The noncontrolling interest in a joint venture between Mitsui & Company Ltd. (“Mitsui”) and AOL (“Ad.com Japan”) is classified outside of permanent equity in the Company’s consolidated balance sheet for the years ended December 31, 2013 and 2012, due to a redemption right available to the noncontrolling interest holder in the future. The noncontrolling interest holder’s right to redeem its stock is exercisable any time between July 1 and July 30 of any year, commencing with July 1, 2014. Net income in the consolidated statement of comprehensive income (loss) reflects 100% of the results of Ad.com Japan for the years ended December 31, 2013 and 2012 as the Company has a controlling financial interest in the entity. Net income is subsequently adjusted to exclude AOL’s noncontrolling interests to arrive at net income attributable to AOL Inc.

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

Summary of Significant Accounting Policies

Revenues

The Company generates revenue primarily from advertising and from its subscription services. Revenue is recognized when persuasive evidence of an arrangement exists, performance under the contract has begun, the contract price is fixed or determinable and collectability of the related fee is reasonably assured.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Gross versus Net Revenue Recognition

In the normal course of business, the Company sometimes acts as or uses an intermediary or agent in executing transactions with third parties. The determination of whether revenue should be reported gross or net is based on an assessment of whether the Company is acting as the principal or an agent in the transaction. If the Company is acting as the principal in a transaction, the Company reports revenue on a gross basis. If the Company is acting as an agent in a transaction, the Company reports revenue on a net basis. In determining whether the Company acts as the principal or an agent, the Company follows the accounting guidance for principal-agent considerations and the Company places the most weight on whether or not the Company is the primary obligor in the arrangement.

Multiple-Element Transactions

Management analyzes contracts with multiple elements under the accounting guidance for multiple-element arrangements. The Company’s multiple-element arrangements generally include online advertising and non-advertising (i.e., insertion orders and production of a “microsite”) and involve multiple deliverables to customers across AOL Properties and/or the Third Party Network. The guidance requires that revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, and if the delivery of the undelivered items in the arrangement is considered probable and substantially in the control of the vendor. If these criteria are met, then the arrangement consideration is allocated among the separate units of accounting based on their relative estimated selling prices. In such circumstances, the Company uses a selling price hierarchy to determine the selling price to be used for allocating revenue to the deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price, and (iii) best estimate of the selling price (“BESP”). VSOE generally

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

exists only when the Company sells the deliverable separately and VSOE is the price actually charged by the Company for that deliverable. BESPs reflect the Company’s best estimates of what the selling prices of deliverables would be if they were sold regularly on a stand-alone basis. The Company recognizes revenue from the provision of online advertising and non-advertising contracts when the advertising campaigns and the productions are delivered.

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

Restructuring Costs

Restructuring costs consist primarily of employee termination benefits and contract termination costs, including lease exit costs. The Company’s restructuring actions include one-time involuntary termination benefits as well as certain contractual termination benefits or employee terminations under ongoing benefit arrangements. One-time involuntary termination benefits are recognized as a liability at estimated fair value when the plan of termination has been communicated to employees and certain other criteria are met. Ongoing termination benefit arrangements are recognized as a liability at estimated fair value when it is probable that amounts will be paid to employees and such amounts are reasonably estimable. Contract termination costs are recognized as a liability at fair value when a contract is terminated in accordance with its terms, or when AOL has otherwise executed a written termination of the contract. When AOL ceases using a facility but does not intend to or is unable to terminate the operating lease, AOL records a liability for the present value of the

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

remaining lease payments, net of estimated sublease income, if any, that could be reasonably obtained for the property (even if the Company does not intend to sublease the facility for the remaining term of the lease). Costs associated with exit or disposal activities, including the related one-time and ongoing involuntary termination benefits, are reflected as restructuring costs in the consolidated statements of comprehensive income. See “Note 9” for additional information about the Company’s restructuring activities.

Equity-Based Compensation

AOL records compensation expense under AOL’s equity-based compensation incentive plans based on the equity awards granted to employees.

In accounting for equity-based compensation awards, the Company follows the accounting guidance for equity-based compensation, which requires that a company measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost associated with stock options is estimated using the Black-Scholes option-pricing model. The cost of equity instruments granted to employees is recognized in the consolidated statements of comprehensive income on a straight-line basis (net of estimated forfeitures) over the period during which an employee is required to provide service in exchange for the award. The Company begins recording equity-based compensation expense related to employee awards with performance conditions when it is considered probable that the performance conditions will be met. See “Note 8” for additional information on equity-based compensation.

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

The testing of goodwill for impairment is required to be performed at the level referred to as the reporting unit. During 2013, the Company had four reporting units for purposes of the goodwill impairment test; the Brand Group, the Membership Group, AOL Networks and Patch.

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company determined that certain events occurring in the third quarter of 2013 constituted substantive changes in circumstances that would more likely than not reduce the fair value of the Company’s Patch reporting unit below its carrying amount. Accordingly, the Company tested the Patch reporting unit for impairment as of August 31, 2013 (the “interim testing date”), which resulted in the Company recording a goodwill impairment charge to the full balance of Patch goodwill of $17.5 million during the third quarter of 2013.

See “Note 3” for more information on the goodwill impairment testing for 2013.

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

AOL recorded non-cash asset impairments and write-offs related to long-lived assets held and used and held for sale of $12.1 million, $4.9 million and $7.6 million in 2013, 2012 and 2011, respectively, included in costs of revenues and general and administrative costs in the consolidated statements of comprehensive income (loss). The charge recorded in 2013 included a $7.5 million charge related to internal-use software related to Patch. The charges recorded in 2012 and 2011 related primarily to asset write-offs in connection with facility consolidation, computer retirements and capitalized internal-use software project terminations.

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company maintains its cash and equivalents balances in the form of money market accounts and time deposits. The Company maintains cash deposits with banks that at times exceed applicable insurance limits. The Company reduces its exposure to credit risk by maintaining such deposits with high quality financial institutions that management believes are creditworthy.

The Company’s exposure to customer credit risk relates primarily to advertising customers and individual subscribers to AOL’s subscription services, and is dispersed among many different counterparties, with no single customer having a receivable balance in excess of 10% of total net receivables at December 31, 2013 or 2012.

For each of the periods presented herein, the Company has had a contractual relationship with Google whereby Google provides paid text-based search advertising on AOL Properties. For the years ended December 31, 2013, 2012 and 2011, the revenues associated with the Google relationship (substantially all of which were search revenues generated on AOL Properties), were $373.3 million, $350.9 million and $335.3 million, respectively.

Cash and Equivalents

Cash equivalents primarily consist of highly liquid short-term investments with an original maturity of three months or less, which include money market accounts and time deposits that are readily convertible into cash. Cash equivalents are carried at cost plus accrued interest, which approximates fair value. These are included within cash and cash equivalents as level one fair value measurements.

Restricted Cash

In the first quarter of 2011, the Company posted cash collateral for letters of credit related to certain of the Company’s lease agreements. The collateral amounts are legally restricted as to withdrawal and use for a period in excess of twelve months. Accordingly, the collateral balances have been classified as restricted cash within other long-term assets and are omitted from cash and equivalents on the consolidated balance sheets. Also included in restricted cash are security deposits held by the Company from lessees that are restricted as to use. The Company had $11.2 million of restricted cash included in other long-term assets on the consolidated balance sheet as of December 31, 2013.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation, which includes amortization of capitalized software costs and amortization of assets under capital leases, is provided on a straight-line basis over the estimated useful lives of the assets. AOL evaluates the depreciation periods of property and equipment to determine whether events or circumstances warrant revised estimates of useful lives. Depreciation expense, recorded in costs of revenues and general and administrative expense, totaled $128.9 million, $138.7 million and $160.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. Costs related to leasehold improvements are capitalized and amortized on a straight-line basis over the shorter of the economic useful life of the improvements or the remaining lease term.

Property and equipment, including assets under capital lease, consist of ($ in millions):

	December 31,		Estimated Useful Lives
	2013	2012
Land(a)	$39.2	$39.2	—
Buildings and building improvements	275.6	280.2	15 to 40 years
Capitalized internal-use software costs	434.6	484.5	1 to 5 years
Leasehold improvements	108.6	99.2	Up to 16 years
Furniture, fixtures and other equipment	591.5	640.6	2 to 5 years

	1,449.5	1,543.7
Less accumulated depreciation	(981.6)	(1,065.4)

Total	$467.9	$478.3

(a)	Land is not depreciated.

Capitalized Internal-Use Software Costs

AOL capitalizes certain costs incurred for the purchase and development of internal-use software. These costs, which include the costs associated with coding, software configuration, major upgrades and enhancements and are related to both AOL’s internal systems (such as billing and accounting) and AOL’s user-facing internet offerings, are included in property and equipment, net in the consolidated balance sheet. For the years ended December 31, 2013, 2012, and 2011, AOL capitalized $43.7 million, $40.5 million and $21.1 million, respectively, related to the purchase and development of internal-use software. At December 31, 2013 and 2012, the net book value of capitalized internal-use software was $68.2 million and $57.6 million, respectively.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Research and Development

Research and development costs, which are expensed as incurred, are included in costs of revenues and totaled $40.6 million, $44.8 million and $56.9 million for the years ended December 31, 2013, 2012, and 2011, respectively. These costs consist primarily of personnel and related costs that are incurred related to the development of software and user-facing internet offerings that do not qualify for capitalization.

Leases

The Company leases operating equipment and office space in various locations worldwide. Lease obligations are classified as operating leases or capital leases, as appropriate. Leased equipment and property that meets the capital lease criteria is capitalized and the present value of the future minimum lease payments is recorded as an asset under capital lease with a related capital lease obligation in the consolidated balance sheets.

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

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising expense was $61.6 million, $85.8 million and $76.9 million for the years ended December 31, 2013, 2012, and 2011, respectively, and is included in general and administrative costs on the consolidated statements of comprehensive income (loss).

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

For the years ended December 31, 2013, 2012 and 2011, the Company had 1.0 million, 2.9 million and 9.0 million, respectively, of weighted-average potentially dilutive common shares that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive for those periods.

The following table is a reconciliation of basic and diluted net income attributable to AOL common stockholders per common share (in millions, except per share amounts):

	Years Ended December 31,
	2013	2012	2011
Net income attributable to AOL Inc. common stockholders	$92.4	$1,048.4	$13.1

Shares used in computing basic income per common share	77.6	91.1	104.2
Dilutive effect of equity-based awards	4.4	2.4	1.8

Shares used in computing diluted income per common share	82.0	93.5	106.0

Basic net income per common share	$1.19	$11.51	$0.13

Diluted net income per common share	$1.13	$11.21	$0.12

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

A summary of changes in the Company’s goodwill during the years ended December 31, 2013 and 2012 is as follows (in millions):

	December 31, 2011	Acquisitions	Translation adjustments	Allocations at December 1, 2012	Acquisitions	Translation adjustments	December 31, 2012	Acquisitions	Dispositions	Impairments	Translation Adjustments	December 31, 2013
Brand Group
Gross Goodwill	$—	$—	$—	$282.1	$0.1	$—	$282.2	$1.5	$(0.2)	$—	$—	$283.5

Net Goodwill	—	—	—	282.1	0.1	—	282.2	1.5	(0.2)	—	—	283.5

Membership Group
Gross Goodwill	—	—	—	604.2	—	—	604.2	—	—	—	0.8	605.0

Net Goodwill	—	—	—	604.2	—	—	604.2	—	—	—	0.8	605.0

AOL Networks
Gross Goodwill	—	—	—	175.2	4.7	0.3	180.2	295.1	(3.5)	—	1.4	473.2

Net Goodwill	—	—	—	175.2	4.7	0.3	180.2	295.1	(3.5)	—	1.4	473.2

Patch
Gross Goodwill	—	—	—	17.5	—	—	17.5	—	—	—	—	17.5
Impairments	—	—	—	—	—	—	—	—	—	(17.5)	—	(17.5)

Net Goodwill	—	—	—	17.5	—	—	17.5	—	—	(17.5)	—	—

Corporate and Other
Gross Goodwill	—	—	—	35,625.1	—	—	35,625.1	—	—	—	—	35,625.1
Impairments	—	—	—	(35,625.1)	—	—	(35,625.1)	—	—	—	—	(35,625.1)

Net Goodwill	—	—	—	—	—	—	—	—	—	—	—	—

Consolidated
Gross Goodwill	36,689.1	18.7	(3.7)	36,704.1	4.8	0.3	36,709.2	296.6	(3.7)	—	2.2	37,004.3
Impairments	(35,625.1)	—	—	(35,625.1)	—	—	(35,625.1)	—	—	(17.5)	—	(35,642.6)

Net Goodwill	$1,064.0	$18.7	$(3.7)	$1,079.0	$4.8	$0.3	$1,084.1	$296.6	$(3.7)	$(17.5)	$2.2	$1,361.7

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The increase in goodwill for the year ended December 31, 2013 was due primarily to the acquisition of adap.tv Inc. (“Adap.tv”) during the third quarter of 2013. See “Note 4” for additional information on this acquisition.

Impairment Testing of Goodwill

As discussed in more detail in “Note 1”, goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired. As part of the Company’s continuing effort to reduce its expenses and invest in areas of strategic focus, on August 15, 2013, the Company approved a restructuring plan for its Patch operations. The Company determined that the restructuring of its Patch operations constituted a substantive change in circumstances that could potentially reduce the fair value of the Patch reporting unit below its carrying amount. Accordingly, the Company tested the Patch reporting unit goodwill for impairment as of the interim testing date.

Based on the goodwill impairment analysis as of the interim testing date, the carrying value of the Patch reporting unit exceeded its fair value. Accordingly, step two of the goodwill impairment test was performed, where the Company determined the estimated fair value of Patch’s assets and liabilities. As a result of the step two evaluation, the Company recorded a goodwill impairment charge of $17.5 million during the third quarter of 2013, fully impairing the goodwill related to Patch.

The Company performed its annual goodwill impairment test for the Brand Group, AOL Networks and Membership Group reporting units as of December 1, 2013. The Company determined the fair value for each of its reporting units using an income approach, or discounted cash flow (“DCF”) method. The reasonableness of the DCF approach was assessed by reference to a market-based approach based on analysis of comparable multiples by reporting unit, and the fair value determined under the market-based approach corroborated the fair values determined by the DCF approach.

Based on the goodwill impairment tests performed at December 1, 2013, the estimated fair value exceeded the carrying value for each reporting unit, and therefore, the second step of the goodwill impairment test was not required for any of the Company’s four reporting units. For each of the Membership Group, Brand Group and AOL Networks reporting units, the estimated fair value of the reporting unit exceeded its respective book value by an amount in excess of 20%.

Determining the fair value of a reporting unit requires the exercise of significant judgment, including judgments about the appropriate discount rates, terminal growth rates, weighted average costs of capital and the amount and timing of expected future cash flows. The judgments used in determining the fair value of the Company’s reporting units are based on significant unobservable inputs which causes the determination of the implied fair value of goodwill to fall within level three of the GAAP fair value hierarchy. The cash flows employed in the DCF analysis are based on the most recent budgets, forecasts and business plans as well as various growth rate assumptions for years beyond the current business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future revenue streams and cash flows of the reporting unit. The discount rates utilized in the 2013 analysis ranged from 10% to 23% and a constant terminal growth rate was used in the DCF analysis of 3%. Failure to execute against AOL’s business plan for any of its reporting units could have a negative effect on the fair value of such reporting unit, and increase the risk of a goodwill impairment in the future.

2012 and 2011 Goodwill Impairment Analysis

As a result of a change in management structure described in the fourth quarter of 2012, the Company concluded that it had four reporting units; the Brand Group, the Membership Group, AOL Networks and Patch.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As such, the Company was required to perform a goodwill impairment analysis immediately before its change in reporting units and immediately after the change. As a result, as of December 1, 2012, the Company performed both a consolidated goodwill impairment analysis (prior to the change in reporting units, the company had a single consolidated reporting unit for goodwill impairment testing) and a goodwill impairment analysis for each of the four reporting units subsequently.

The Company had no goodwill impairment charges in 2012 and 2011.

Intangible Assets

The Company’s intangible assets and related accumulated amortization at December 31, 2013 and 2012 consisted of the following (in millions):

	December 31, 2013			December 31, 2012
	Gross	Accumulated Amortization (a)	Net	Gross	Accumulated Amortization (a)	Net
Acquired technology	$907.4	$(824.4)	$83.0	$844.9	$(822.7)	$22.2
Customer relationships	278.9	(222.2)	56.7	248.3	(203.1)	45.2
Trade names	144.7	(79.4)	65.3	132.1	(71.0)	61.1
Other intangible assets	69.2	(65.8)	3.4	69.1	(64.4)	4.7

Total	$1,400.2	$(1,191.8)	$208.4	$1,294.4	$(1,161.2)	$133.2

(a)	Amortization of intangible assets is provided on a straight-line basis over their respective useful lives, which generally range from one to ten years. The Company evaluates the useful lives of its finite-lived intangible assets each reporting period to determine whether events or circumstances warrant revised estimates of useful lives.

The Company recorded amortization expense of $45.1 million, $38.2 million and $92.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Based on the amount of intangible assets as of December 31, 2013, the estimated amortization expense for each of the succeeding five years ending December 31 is as follows (in millions):

2014	$53.8
2015	43.4
2016	35.1
2017	33.4
2018	24.6

Total	$190.3

The amounts above may vary as acquisitions and dispositions occur in the future, or as a result of the events or circumstances that warrant revised estimates of useful lives.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—BUSINESS ACQUISITIONS, DISPOSITIONS AND OTHER SIGNIFICANT TRANSACTIONS

2013 Acquisitions

Adap.tv

On September 5, 2013, the Company acquired Adap.tv for a purchase price of $405.0 million plus a working capital adjustment (which increased the total consideration paid to $410.6 million). The consideration paid to acquire Adap.tv included $329.5 million in cash, net of cash acquired, and 2.4 million shares of AOL common stock with a fair value of $80.8 million based on AOL’s closing stock price on the closing date. Adap.tv is an online video advertising company whose advertising technology platform provides advertisers and publishers the ability to buy and sell video advertising inventory across desktop, mobile, and connected TV platforms. This acquisition is expected to enhance the Company’s offerings to publishers and advertisers, and this expectation along with market conditions at the time of acquisition contributed to a purchase price that resulted in the allocation of a significant portion of the purchase price to goodwill. The results of operations of Adap.tv are reflected within the AOL Networks segment from the date of acquisition.

In connection with the acquisition, the Company replaced unvested in-the-money options held by Adap.tv employees under the Adap.tv Stock Incentive Plan (the “Adap.tv Plan”) with unvested AOL restricted stock of $35.6 million in fair value. Of the total fair value, $10.8 million was attributable to pre-acquisition service and included in the purchase price, bringing the total purchase price of Adap.tv for accounting purposes to $421.4 million. The remaining $24.8 million of the fair value of this restricted stock is being recognized as equity-based compensation expense over the remaining award service periods.

AOL recorded $295.1 million of goodwill (which is not deductible for tax purposes) and $120.3 million of intangible assets associated with this acquisition. The intangible assets associated with this acquisition consist of technology, advertiser and publisher relationships, and trade names, all of which are being amortized on a straight-line basis over a period of five years. The fair value of the significant identified intangible assets was estimated by using relief from royalty, cost savings and multi-period excess earnings valuation methodologies, which represent level 3 fair value measurements. Inputs used in the methodologies primarily included projected future cash flows, discounted at a rate commensurate with the risk involved.

2012 Acquisitions

Ad.com Japan

On February 9, 2012, AOL entered into a share-purchase agreement with Mitsui to purchase an additional 3% interest in Ad.com Japan for approximately $1.2 million. Ad.com Japan, which operates a display advertising network business in Japan, was formed in 2006. Prior to the execution of the share purchase agreement, AOL and Mitsui each owned a 50% interest in Ad.com Japan, and AOL accounted for its 50% interest using the equity method of accounting. As part of this transaction, AOL obtained control of the board and of the day-to-day operations of Ad.com Japan. AOL accounted for the incremental 3% share purchase as a business combination achieved in stages (“step acquisition”) and consolidated Ad.com Japan beginning on the closing date.

Under the accounting guidance for step acquisitions, AOL is required to record all assets acquired, liabilities assumed, and Mitsui’s noncontrolling interests at fair value, and recognize the entire goodwill of the acquired business. The step acquisition guidelines also require that AOL remeasure its preexisting investment in Ad.com Japan at fair value, and recognize any gains or losses from such remeasurement. The fair value of AOL’s interest

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

immediately before the closing date was $15.4 million, which resulted in the Company recognizing a non-cash gain of approximately $10.8 million within other income (loss), net on the consolidated statement of comprehensive income in the first quarter of 2012. The Company used a combination of the market based approach (guideline public company) and an income approach (discounted cash flow analysis), both of which represent level 3 fair value measurements, to measure both the fair value of AOL’s preexisting investment and the fair value of Mitsui’s noncontrolling interest. As Mitsui has a right to put its interest to AOL based on a pre-established and determinable price in the future, the noncontrolling interest is presented as redeemable noncontrolling interest outside permanent equity in the Company’s consolidated balance sheet. The noncontrolling interest holder’s right to redeem its stock is exercisable any time between July 1 and July 30 of any year, commencing with July 1, 2014. The amount payable from AOL to Mitsui if Mitsui were to exercise its redemption right is determined by taking the sum of 2 billion Japanese yen (approximately $26.0 million as of the closing date) plus any incremental cash over the $7.8 million cash balance at December 31, 2011, and multiplying that total by Mitsui’s percentage ownership of Ad.com Japan (47% at closing). The Company has elected to recognize changes in the redemption value as they occur; however, this has no impact on the carrying value of Mitsui’s interest in Ad.com Japan because it exceeds the current redemption value. The undiscounted redemption value of the put option held by Mitsui was calculated to be approximately $9.2 million and $12.3 million as of December 31, 2013 and 2012, respectively, which is below the $9.7 million and $13.4 million carrying value of Mitsui’s interest in Ad.com Japan as of December 31, 2013 and 2012, respectively.

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

Other 2012 Acquisitions

The Company also completed the following acquisitions during the year ended December 31, 2012:

•

During the third quarter of 2012, the Company completed the acquisition of the following: a 49% interest that the Company did not already own in AJM Productions, LLC, a company that operates a leading online content and lifestyle platform for pre-teen and teen audiences, and StyleMePretty, a company which operates a leading online provider of style-savvy wedding resources devoted to the modern bride.

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

2011 Acquisitions

goviral

On January 31, 2011, the Company completed the acquisition of goviral ApS (“goviral”, now referred to as Be On), a company that distributes branded online video for media agencies, creative agencies and content producers, for a purchase price of $69.1 million, net of cash acquired.

AOL recorded $58.3 million of goodwill (which is not deductible for tax purposes) and $18.4 million of intangible assets related to this acquisition. The intangible assets associated with this acquisition consist primarily of customer relationships and acquired technology to be amortized on a straight-line basis over a weighted average period of approximately four years.

In addition to the purchase price paid for this business, the Company agreed to pay up to $22.6 million to certain employees of goviral over the expected future service period of two years contingent on their future service to AOL. These payments were recognized as compensation expense on an accelerated basis over the expected service period of two years from the acquisition date. For tax purposes, a significant majority of the incentive compensation was treated as additional basis in goviral and a tax deduction will only be obtained upon disposition of goviral.

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

In addition to the purchase price of $295.5 million disclosed above, the Company incurred $8.7 million of restructuring charges associated with payments made for stock options that vested on or shortly after the closing date as a result of the termination of certain The Huffington Post employees. In connection with the acquisition, the Company assumed The Huffington Post Long-Term Incentive Plan (the “Huffington Post Plan”). The fair value of unvested Huffington Post Plan options held by The Huffington Post employees that were converted into unvested AOL stock options was $12.1 million. Of the fair value of The Huffington Post options that were converted, $3.6 million was included in the purchase price, $8.1 million was recognized as equity-based compensation expense over the remaining award vesting periods (subject to adjustments for actual forfeitures), which for most employees is 24 months from the acquisition date, and the remaining $0.4 million was recorded as a restructuring charge.

AOL recorded $192.4 million of goodwill (which is not deductible for tax purposes) and $108.2 million of intangible assets associated with this acquisition. The intangible assets associated with this acquisition consist primarily of trade names to be amortized on a straight-line basis over a period of ten years and customer relationships to be amortized over a period of four years.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Additional Information on Acquisitions

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

In connection with incentive cash compensation arrangements made in connection with acquisitions, the Company recorded $5.0 million, $12.3 million and $35.2 million in compensation expense for the years ended December 31, 2013, 2012 and 2011, respectively.

For the years ended December 31, 2013, 2012 and 2011, the Company incurred $3.6 million, $1.0 million and $9.9 million, respectively, of third-party transaction expenses primarily related to the acquisitions discussed above. These transaction costs were recorded within general and administrative costs in the consolidated financial statements.

Unaudited pro forma results of operations assuming these acquisitions had taken place at the beginning of each period are not provided because the historical operating results of the acquired companies were not significant and pro forma results would not be significantly different from reported results for the periods presented.

Dispositions

StudioNow and about.me

During the first quarter of 2013, the Company disposed of controlling interests in both StudioNow and about.me in two separate transactions. In aggregate, the Company recorded a gain of $2.2 million on these transactions which is included in gain on disposal of assets in the Company’s statement of comprehensive income (loss). The retained interests held by the Company in StudioNow and about.me are accounted for under the cost method as the Company does not exercise significant influence over either business. Due to the Company’s significant continuing involvement with each of the disposed entities, these dispositions did not meet the criteria to be classified as discontinued operations in the Company’s financial statements.

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

Subsequent Acquisitions and Dispositions

Gravity

On January 23, 2014, the Company acquired Project Rover, Inc., dba Gravity (“Gravity”) for a purchase price of approximately $83.2 million, net of cash acquired. The purchase price includes $0.8 million related to the fair value of unvested in-the-money options and restricted shares of Gravity stock, attributable to pre-acquisition services, that were converted into unvested AOL restricted stock units (“RSUs”). An additional $7.6 million of cash consideration will be deferred and paid over a two-year service period to certain Gravity employees. Gravity provides content personalization technology and publisher solutions to create relevant consumer and advertiser experiences.

Patch

On January 29, 2014, the Company entered into a joint venture with DMEP Corp. dba Hale Global (“Hale Global”) whereby the Company contributed Patch into a new limited liability company which will be operated and majority owned by Hale Global. The loss on disposition will be determined based on the difference between the fair value of the Company’s retained interest, less the value of the deconsolidated net assets and the Company’s cash contribution into the joint venture. The Company’s retained interest will be accounted for as an equity method investment. Due to the Company’s significant continuing involvement with Patch, this disposition did not meet the criteria to be classified as discontinued operations in the Company’s financial statements.

NOTE 5—LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Capital Leases

Capital lease obligations consist of ($ in millions):

	Weighted Average Interest Rate at December 31, 2013		Outstanding Amount
		Maturities	December 31, 2013	December 31, 2012

Capital lease obligations	5.30%	2014-2018	$111.7	$105.9
Amount due within one year			(55.5)	(49.6)

Total long-term capital lease obligations			$56.2	$56.3

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Assets recorded under capital lease obligations totaled $233.0 million and $209.1 million at December 31, 2013 and 2012, respectively. Related accumulated amortization totaled $124.6 million and $106.2 million at December 31, 2013 and 2012, respectively.

Future minimum capital lease payments at December 31, 2013 are as follows (in millions):

2014	$59.8
2015	31.7
2016	18.3
2017	9.6
2018	0.1

Total	119.5
Amount representing interest	(7.8)

Present value of minimum lease payments	111.7
Current portion	(55.5)

Total long-term portion	$56.2

Interest Expense

Interest expense was $6.5 million, $5.9 million and $6.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, and is included in other income (loss), net on the consolidated statements of comprehensive income (loss). The weighted-average interest rate on AOL’s capital lease obligations was 5.30% and 5.35% at December 31, 2013 and 2012, respectively. The weighted-average rate on capital lease obligations due within one year was 5.33% at December 31, 2013.

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

The Credit Facility Agreement contains various affirmative, negative and financial covenants. Financial covenants in the agreement include a ratio of debt (net of unrestricted cash up to an agreed cap) to EBITDA and a ratio of EBITDA to interest expense. The debt to EBITDA ratio must not exceed a specified maximum. The EBITDA to interest expense ratio requires the Company to meet or exceed a specified minimum. Each of the above ratios are tested at the end of each fiscal quarter and measured on a rolling four-quarter basis. To date, the Company is in compliance with its covenants under the Credit Facility Agreement.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

All amounts outstanding under the Credit Facility Agreement will be due and payable on July 1, 2018, and the commitments thereunder will terminate on such date. The Company intends to use borrowings under the Credit Facility Agreement for general corporate purposes. No amounts have been borrowed under the Credit Facility Agreement to date.

NOTE 6—INCOME TAXES

The components of income (loss) from continuing operations before income taxes were as follows (in millions):

	Years Ended December 31,
	2013	2012	2011
Domestic	$189.2	$1,189.9	$132.4
Foreign	(5.5)	20.2	(90.1)

Total	$183.7	$1,210.1	$42.3

The components of the provision for income tax expense provided on income from continuing operations were as follows (in millions):

	Years Ended December 31,
	2013	2012	2011
U.S. federal:
Current	$31.5	$22.4	$0.4
Deferred	42.9	110.8	20.2
Foreign:
Current	3.1	4.0	(0.4)
Deferred	2.6	(2.4)	(2.1)
State and local:
Current	7.0	11.9	5.9
Deferred	6.0	15.7	5.2

Total	$93.1	$162.4	$29.2

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The items accounting for the difference between income tax expense computed at the federal statutory rate of 35% and the provision for income taxes were as follows:

	Years Ended December 31,
	2013	2012	2011
U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. federal tax benefits	6.2	1.8	19.1
Effect of non-U.S. operations	6.6	0.4	4.4
Non-deductible goodwill	3.3	—	—
Unrecognized tax benefits	(0.5)	0.1	0.8
Gain/loss on sale of assets	—	(24.7)	—
Worthless stock deduction	—	—	(15.9)
Shortfall on employee equity awards	0.1	0.2	6.7
Escrow adjustments	(1.5)	(0.1)	(17.2)
Non-deductible acquisition related costs	0.9	0.5	28.0
Federal research credit, net of unrecognized tax benefits	(4.4)	—	(2.9)
Non-U.S. deferred gain charge	2.4	0.2	—
Other	2.6	—	11.0

Total	50.7%	13.4%	69.0%

The significant components of AOL’s deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2013	2012
Deferred tax assets:
Reserves and allowances	$10.4	$7.3
Equity-based compensation	27.4	24.9
Net operating loss, capital loss and credit carryforwards	1,894.5	1,815.7
Outside basis differences	121.5	137.3
Other	53.1	54.2

Subtotal	2,106.9	2,039.4
Less: Valuation allowance	(1,730.3)	(1,664.3)

Total deferred tax assets	376.6	375.1

Deferred tax liabilities:
Capitalized software	(23.3)	(18.1)
Unrealized foreign exchange tax gain	(132.0)	(107.3)
Property and equipment	(29.2)	(37.2)
Intangible assets and goodwill	(50.2)	(21.1)
Other	(5.0)	(7.8)

Total deferred tax liabilities	(239.7)	(191.5)

Net deferred tax assets	$136.9	$183.6

AOL had net operating losses from various foreign jurisdictions of $4,406.9 million and $4,175.7 million as of December 31, 2013 and 2012, respectively. Many of these foreign losses are attributable to specific operations and may not be utilized to offset taxable income of other operations of AOL. Although an immaterial amount of foreign net operating losses begin to expire in 2014, the majority of the losses carry forward indefinitely.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AOL had $217.3 million and $271.0 million of U.S. federal net operating loss carryforwards as of December 31, 2013 and 2012, respectively. When realized, approximately $59.7 million of net operating loss carryforwards will be recognized as a benefit through additional paid in capital. AOL had approximately $658.0 million and $773.5 million of net operating loss carryforwards in various state and local jurisdictions as of December 31, 2013 and 2012, respectively. Certain of these U.S. federal, state and local net operating loss carryforwards are subject to statutory annual use limitations under Section 382 of the Internal Revenue Code and applicable state tax laws. If not utilized, these federal, state and local net operating loss carryforwards will expire between 2014 and 2033.

AOL had $1,251.7 million and $1,254.6 million of U.S. federal and foreign capital loss carryforwards as of December 31, 2013 and 2012 respectively, which are subject to a full valuation allowance. If sufficient capital gains are not generated during the carryforward period, the U.S. federal capital loss carryforward will expire between 2015 and 2017.

AOL had $40.2 million and $23.4 million of credit carryforwards as of December 31, 2013 and 2012, respectively. If not utilized, certain credit carryforwards that do not carry forward indefinitely will begin to expire in 2014.

Included in total deferred tax asset balances are valuation allowances of $1,730.3 million and $1,664.3 million, respectively. As of December 31, 2013, the total valuation allowance of $1,730.3 million included $1,163.4 million related to foreign and state net operating loss carryforwards, $499.9 million related to capital loss carryforwards and $49.2 million related to outside basis differences. Of the $66.0 million increase in valuation allowance from 2012 to 2013, $61.3 million is related to additional foreign losses, with the remainder of the increase attributable to valuation allowances on state tax attributes and outside basis differences.

Realization of deferred tax assets for which valuation allowances have not been established is dependent upon generation of sufficient future taxable income. The Company expects to realize the benefit of remaining deferred tax assets through future reversals of existing deferred tax liabilities and through future taxable income. The Company believes it is more likely than not these deferred tax assets will be realized.

U.S. federal income taxes are provided on the portion of AOL’s income from certain foreign subsidiaries that is expected to be remitted to the United States. The Company has recorded deferred income taxes and foreign withholding taxes on unremitted earnings from foreign subsidiaries in the amount of $4.8 million and $8.2 million, as of December 31, 2013 and 2012, respectively. For AOL’s other foreign subsidiaries, the Company has not provided for U.S. income and foreign withholding taxes on approximately $17.6 million of certain foreign subsidiaries’ undistributed earnings as of December 31, 2013, because such earnings have been retained and are intended to be indefinitely reinvested outside of the United States. It is not practicable to estimate the amount of taxes that would be payable upon remittance of these earnings because such tax, if any, is dependent on circumstances existing if and when remittance occurs.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Uncertainty in Income Taxes

Changes in unrecognized tax benefits, excluding the related accrual for interest and penalties, from January 1 to December 31 are set forth below (in millions):

	Years Ended December 31,
	2013	2012	2011
Beginning balance	$152.1	$151.7	$150.6
Increases for current year tax positions	4.2	—	1.3
Increases for prior year tax positions	2.6	1.6	0.3
Decreases for prior year tax positions	(4.3)	(1.2)	(0.5)
Settlements	(0.5)	—	—

Total	$154.1	$152.1	$151.7

The Company accrues interest and penalties where there is an underpayment of taxes, based on management’s best estimate of the amount ultimately to be paid, in the same period that the interest would begin accruing or the penalties would first be assessed. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. Interest expense (benefit) recorded through the income tax provision related to uncertain tax positions was ($0.6) million, $0.7 million, and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, the amount of accrued interest in the consolidated balance sheet associated with uncertain tax positions was $0.7 million and $1.3 million, respectively. Amounts of penalties recorded and accrued for the years ended December 31, 2013, 2012 and 2011 are immaterial.

The Company’s liabilities for unrecognized tax benefits, which include interest and penalties, were $55.6 million and $21.7 million as of December 31, 2013, and 2012, respectively. The remainder, if recognized, would affect deferred tax balances. As of December 31, 2013, the amount of unrecognized tax benefits which, if recognized, would affect the Company’s effective tax rate, is $146.1 million. This amount includes the federal tax benefit of state tax deductions.

In conjunction with the complete legal and structural separation of the Company from Time Warner Inc. (the “spin-off”), AOL entered into a Second Tax Matters Agreement with Time Warner Inc. (“Time Warner”), effective December 9, 2009, that governs the respective post spin-off rights, responsibilities and obligations of Time Warner and AOL with respect to tax matters for the pre spin-off tax periods. Under the Second Tax Matters Agreement, Time Warner agreed to assume liabilities for U.S. federal, state or local income taxes that are determined on a consolidated, combined, unitary or similar basis for each taxable period in which AOL was included in such group with Time Warner. AOL remains responsible for any foreign income taxes and any other income taxes (primarily state taxes) that are not determined on a consolidated, combined, unitary or similar basis with Time Warner.

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The statute of limitations of certain foreign jurisdictions in which AOL filed separately from Time Warner have not expired and therefore, the periods from 2003 through the current period remain open to examination by the taxing authorities. For the periods following the spin-off, the examination periods in all significant jurisdictions, including U.S., New York, Canada, Germany, India, Ireland, Luxembourg and United Kingdom, remain open and subject to examination by the taxing authorities. In addition, Virginia remains open for examination for the periods 2010 through 2013. The Company is currently under examination by the Internal Revenue Service (IRS), New York State Department of Taxation and other foreign and state taxing authorities.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A number of years may elapse before an uncertain tax position is finally resolved. It is difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position. The Company reevaluates and adjusts its unrecognized tax benefits for income taxes, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position would usually require the use of cash and result in the reduction of the related liability. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The Company does not expect its unrecognized tax benefits to significantly change in the next twelve months.

Certain adjustments were made to prior year component amounts to conform to current year presentation.

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

During the year ended December 31, 2013, the Company recorded a $31.4 million increase to additional paid-in capital as a result of equity-based compensation transactions. Included in this amount was $49.2 million related to expense incurred under AOL’s equity-based compensation plan, which includes $2.2 million recorded within restructuring costs related to the vesting of certain equity awards granted to the Company’s former chief operating officer upon his departure in the first quarter of 2013, as well as an offsetting reduction of $17.8 million related to tax withholdings on the vesting of RSUs.

2013 Stock Repurchase Programs

On February 8, 2013, the Company announced that the Board approved a stock repurchase program (“Original Repurchase Program”), which authorized the Company to repurchase up to $100 million of its outstanding shares of common stock from time to time until February 8, 2014.

Concurrent with the closing of the $250 million senior secured revolving credit facility agreement (the “Credit Facility Agreement”), on July 8, 2013, the Company announced that the Board approved a new stock repurchase program (the “New Repurchase Program”), which authorizes the Company to repurchase up to $150 million of outstanding shares of AOL common stock from time to time over the twelve months following the announcement of the New Repurchase Program. The New Repurchase Program may be suspended or discontinued at any time. The New Repurchase Program does not affect in any way the terms of the Original Repurchase Program.

Repurchases will be made in accordance with applicable securities laws in the open market, in block trades, pursuant to pre-arranged trading plans, private transactions, and may include derivative transactions.

As of December 31, 2013, the Company repurchased a total of 3.9 million shares under these programs at a weighted-average price of $34.75 per share (approximately $134.8 million).

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Tax Asset Protection Plan

As of December 31, 2013, AOL had significant domestic tax attributes, including both net operating loss deferred tax assets and capital loss carry forward deferred tax assets. Unless otherwise restricted, AOL can utilize these tax attributes in certain circumstances to offset future U.S. taxable income, including in connection with capital gains that may be generated from a potential asset sale. Should a “change of control” be triggered under Section 382 of the Internal Revenue Code of 1986, as amended, the Company may not be able to utilize these tax attributes to offset future U.S. taxable income, or such utilization could be significantly delayed. As a result, during the third quarter of 2012, the Company adopted a Tax Asset Protection Plan (the “TAPP”) that is intended to act as a deterrent to any individual, individual fund or family of funds with common dispositive power acquiring 4.9% or more of the Company’s outstanding shares without the approval of the Company’s Board.

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

The rights will expire on August 27, 2015, or such earlier time as the Company’s Board determines that the Company has no remaining designated tax attributes as of the beginning of a taxable year. The TAPP was approved by the stockholders at the annual meeting of stockholders on May 3, 2013. As of December 31, 2013, no event occurred that caused the Company to believe it was appropriate to invoke an action under the TAPP. Thus, the adoption of the TAPP did not have a material impact on the Company’s financial statements as of and for the year ended December 31, 2013.

Accelerated Stock Repurchase Agreement

On August 26, 2012, the Company entered into a fixed dollar collared accelerated stock repurchase agreement with Barclay’s Capital Inc. (“Barclays”), as agent for Barclays Bank PLC, effective August 27, 2012 (the “ASR Agreement”). Under the ASR Agreement, on August 30, 2012, the Company paid $654.1 million from cash on hand to Barclays to repurchase outstanding shares of common stock. The consideration paid to Barclays to repurchase shares included $54.1 million in contemplation of a cash dividend announced by the Company on August 27, 2012 (the “Special Cash Dividend”) and discussed further below, which was calculated as the present value of the Special Cash Dividend with respect to those shares deliverable under the ASR Agreement prior to the ex-dividend date of December 3, 2012. No shares were repurchased under the ASR Agreement during 2013.

On April 22, 2013, the repurchase program under the ASR Agreement was completed. Since the final volume-weighted average price of the Company’s stock was above the adjusted cap price established under the ASR Agreement, no additional shares were delivered upon completion of the program. The total amount of shares repurchased by the Company under the ASR Agreement was 18.4 million shares at a cap price of $32.69. The remaining $33.9 million recorded within APIC under the ASR Agreement was reclassified to treasury stock during the second quarter of 2013. The $654.1 million is reflected within treasury stock in the Company’s consolidated balance sheet as of December 31, 2013.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Special Cash Dividend

On August 26, 2012, AOL declared the Special Cash Dividend of $5.15 per share to be paid to shareholders of record at the close of business on December 5, 2012. The total amount of the Special Cash Dividend paid to shareholders on December 14, 2012 was $434.4 million with an offsetting reduction to retained earnings in the Company’s consolidated balance sheet. In connection with the payment of the Special Cash Dividend and in accordance with and pursuant to the Company’s Amended and Restated 2010 Stock Incentive Plan (“2010 SIP”), the Company made an equitable adjustment to outstanding stock options, such that both the fair value and intrinsic value of employee awards immediately following the Special Cash Dividend were essentially unchanged from the fair value and intrinsic value prior to the Special Cash Dividend. This dividend was treated as a return of capital for tax purposes. In addition to the amount paid on December 14, 2012, individuals who hold RSUs and performance stock units (“PSUs”) will be paid out dividend equivalents in cash as the respective RSUs and PSUs vest. The Company did not record any incremental compensation expense in connection with the adjustment of stock options or payment of dividend equivalents on RSUs and PSUs given that the adjustments were made pursuant to an existing anti-dilution provision included in the Company’s 2010 SIP, and the adjustments were made so that the holders of the awards were in the same economic position after the equity restructuring as before.

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

2011 Stock Repurchase Program

On August 10, 2011, the Company’s Board approved a stock repurchase program, which authorized the Company to repurchase up to $250.0 million of its outstanding shares of common stock from time to time through August 2012. Repurchases were subject to market conditions, share price and other factors. Repurchases were made in accordance with applicable securities laws in the open market or in private transactions and may have included derivative transactions, or pursuant to any trading plan adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. From the inception of the program through December 31, 2012, the Company repurchased a total of 14.8 million shares at a weighted average price of $14.11 per share as part of this program, for total consideration of $209.4 million. Shares repurchased under the program were recorded as treasury stock on the Company’s consolidated balance sheet. The shares repurchased under this program during the years ended 2012 and 2011 were not the result of an accelerated share repurchase agreement and did not result in any derivative transactions. The Company’s Board re-authorized the purchase of the remaining shares under the 2011 stock repurchase program to be purchased as part of the accelerated stock repurchase agreement entered into on August 26, 2012 as defined above.

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Expenses related to AOL’s contribution to plans amounted to $14.7 million, $14.5 million and $13.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

AOL Employee Stock Purchase Plan

Pursuant to the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”), eligible employees who elect to participate are granted the opportunity to purchase AOL’s common stock at a discount. The purchase price for the shares will be the lower of (i) 85% of the fair market value of the Company’s common stock on the first day of the offering period, or (ii) 85% of the fair market value of the Company’s common stock on the last day of the offering period. The Company has accounted for the ESPP as compensatory given the presence of a look-back feature, a 15% stock purchase discount from market price which is significant and incremental, and the fact that plan terms are not available to all common stock holders. A maximum of 9.4 million shares is available for issuance pursuant to the ESPP as of December 31, 2013.

Acquisition of Adap.tv

In connection with the acquisition of Adap.tv, the Company replaced unvested in-the-money options held by Adap.tv employees under the Adap.tv Plan with approximately 1.1 million shares of unvested AOL restricted stock with a fair value of $35.6 million in aggregate. Of the total fair value, $10.8 million related to pre-

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

acquisition service was included in the purchase price, and the remaining $24.8 million is expected to be recognized as equity-based compensation expense over the remaining award vesting periods. In addition, the Company also issued to Adap.tv employees approximately 0.3 million shares of unvested AOL restricted stock awards (“RSAs”) with a fair value of $10.5 million in aggregate. The fair value of these awards is expected to be recognized as equity-based compensation expense over the remaining portion of the original 3 to 4 year vesting period for each respective award. See “Note 4” for additional information on the acquisition of Adap.tv and related stock conversion.

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

Equity-Based Compensation Expense

Compensation expense recognized by AOL related to its equity-based compensation plans is as follows (in millions):

	Years Ended December 31,
	2013	2012	2011
Stock options	$11.2	$17.7	$21.0
RSUs and performance stock units (PSUs)	33.7	21.6	21.5
ESPP	2.1	0.2	—

Total equity-based compensation expense	$47.0	$39.5	$42.5

Tax benefit recognized	$18.3	$15.5	$16.7

AOL Stock Options

The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value AOL stock options at their grant date for stock options granted during the periods presented:

	Year Ended December 31,
	2013	2012	2011
Expected volatility	37.5%	39.0%	38.8%
Expected term to exercise from grant date	5.01 years	5.10 years	5.52 years
Risk-free rate	1.0%	1.1%	2.1%
Expected dividend yield	0.0%	0.0%	0.0%

The volatility assumptions were determined based on a blend of AOL’s implied volatility and the historical and implied volatilities of a comparable peer group of publicly traded companies. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on the historical exercise experience and termination behaviors of the individuals that hold options to acquire AOL common stock. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

effect at the time of grant for the expected term of the option. As the Company does not currently intend to pay dividends, the expected dividend yield is zero for all AOL equity awards granted.

The following table summarizes AOL stock option activity for the year ended December 31, 2013:

Options	Number of Options (in millions)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	8.4	$18.59	7.8 years	$93,009
Exercised	(2.0)	$17.57		$43,098
Granted	1.1	$38.20
Forfeited	(1.0)	$22.41
Expired	—	$17.93

Outstanding at December 31, 2013	6.5	$21.76	6.9 years	$161,134

Exercisable at December 31, 2012	4.2	$18.47	7.0 years	$46,631

Exercisable at December 31, 2013	4.1	$18.92	6.2 years	$114,065

(a)	Represents The Huffington Post options converted at the time of acquisition.
(b)	Represents a one-time equitable adjustment to holders of outstanding stock options as of November 30, 2012, in consideration for the decrease in value of options due to the $5.15 one-time special dividend that option holders were not entitled to receive.

As of December 31, 2013, 8.7 million shares of AOL common stock were available for future grants of stock options. As of December 31, 2013, there was $18.0 million of unrecognized compensation cost related to outstanding employee stock options expected to vest. The Company expects to recognize this amount over a weighted-average period of 2.2 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation expense related to these awards will be different from the Company’s expectations.

The weighted-average grant date fair value of an AOL stock option granted during the years ended December 31, 2013, 2012 and 2011 was $12.96, $6.93 and $7.77, respectively. The intrinsic value of stock options exercised for the years ended December 31, 2013, 2012 and 2011 was $43.1 million, $19.3 million and $1.9 million, respectively.

AOL Restricted Stock Units and Performance Stock Units

The following table summarizes information about unvested AOL RSUs, RSAs and PSUs for the year ended December 31, 2013:

	Number of RSUs, RSAs and PSUs (in millions)	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2012	2.8	$24.44
Vested	(1.2)	$22.85
Granted	2.6	$40.71
Forfeited	(0.7)	$36.48

Unvested at December 31, 2013	3.5	$35.10

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2013, the intrinsic value of unvested AOL RSUs, RSAs and PSUs was $162.8 million. As of December 31, 2013, there was $72.5 million of unrecognized compensation cost related to outstanding RSUs, RSAs and PSUs expected to vest. The Company expects to recognize this amount over a weighted-average period of 2.3 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation expense related to these awards will be different from the Company’s expectations. Total fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 was $28.2 million, $15.5 million and $24.7 million, respectively.

NOTE 9—RESTRUCTURING COSTS

2013 Restructuring Costs

As part of the Company’s continuing effort to reduce its expenses and invest in areas of strategic focus, the Company incurred restructuring costs of $41.3 million for the year ended December 31, 2013. The 2013 restructuring costs primarily related to the Company’s efforts to align its organizational structure with its strategy, including the restructuring of its Patch operations.

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

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A summary of AOL’s restructuring activity for the years ended December 31, 2013, 2012 and 2011 is as follows (in millions):

	Employee Terminations	Other Exit Costs	Total
Liability at December 31, 2010	$18.0	$18.2	$36.2
2011 restructuring expense	37.2	1.1	38.3
Foreign currency translation and other adjustments	(1.1)	(0.5)	(1.6)
Cash paid	(48.5)	(11.7)	(60.2)

Liability at December 31, 2011	5.6	7.1	12.7
2012 restructuring expense	9.0	1.1	10.1
Foreign currency translation and other adjustments	0.8	0.2	1.0
Cash paid	(14.0)	(5.8)	(19.8)

Liability at December 31, 2012	1.4	2.6	4.0
2013 restructuring expense	41.3	—	41.3
Foreign currency translation and other adjustments	(1.3)	(0.1)	(1.4)
Cash paid	(25.7)	(1.7)	(27.4)

Liability at December 31, 2013	$15.7	$0.8	$16.5

At December 31, 2013, of the remaining liability of $16.5 million, $16.0 million was classified as a current liability within accrued expenses and other current liabilities, with the remaining $0.5 million classified as a long-term liability in the consolidated balance sheet. Amounts classified as long-term are expected to be paid through 2016.

NOTE 10— COMMITMENTS AND CONTINGENCIES

Commitments

AOL’s net rent expense was $33.0 million, $35.2 million and $39.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company has long-term lease commitments for office space in various locations around the world, a number of which have renewal options at market rates to be determined prior to the renewal option being exercised. In addition, certain leases have rent escalation clauses with either fixed scheduled rent increases or rent increases based on the Consumer Price Index. The minimum rental commitments under long-term operating leases during the next five years and thereafter are as follows (in millions):

	Gross operating lease commitments	Sublease income	Net operating lease commitments
2014	$47.6	$7.2	$40.4
2015	41.8	6.4	35.4
2016	34.9	6.5	28.4
2017	28.4	3.2	25.2
2018	23.4	—	23.4
Thereafter	77.4	—	77.4

Total (a)	$253.5	$23.3	$230.2

(a)

Included in the above table are approximately $164.2 million of payments associated with the lease of the Company’s corporate headquarters in New York. AOL has leased its corporate headquarters for an initial lease term that ends in February 2023, with the option to extend the lease for an additional five years.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Monthly rental payments to the landlord under this lease escalate by approximately 7% after the end of the fifth year and tenth year of the lease term. Included in the above table are approximately $28.6 million of payments associated with a leased building in California. AOL has leased this space for an initial lease term that ends in June 2017 with no renewal options. Rent was abated for the first nine months of the lease term with partial rent abatement for an additional three months. Only operating expenses were paid during the rent abatement period.

AOL has commitments under certain software licensing, TAC, business analysis, royalty and other agreements aggregating approximately $84.2 million at December 31, 2013, which are payable principally over a three-year period, as follows (in millions):

2014	$62.3
2015-2016	21.4
2017-2018	0.3
Thereafter	0.2

Total	$84.2

The Company also has certain contractual arrangements that would require it to make payments or provide funding if certain circumstances occur (“contingent commitments”). At December 31, 2013, these arrangements related primarily to letters of credit and totaled $11.8 million. The Company does not expect that these contingent commitments will result in any material amounts being paid by the Company in the foreseeable future.

Contingencies

AOL is a party to a variety of claims, suits and proceedings that arise in the normal course of business, including actions with respect to intellectual property claims, tax matters, labor and unemployment claims, commercial claims, claims related to the Company’s business model for content creation and other matters. While the results of such normal course claims, suits and proceedings cannot be predicted with certainty, management does not believe that, based on current knowledge and the likely timing of resolution of various matters, any additional reasonably possible potential losses above the amount accrued for such matters would be material to the Company’s financial statements. Regardless of the outcome, legal proceedings can have an adverse effect on AOL because of defense costs, diversion of management resources and other factors.

NOTE 11—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of (in millions):

	December 31,
	2013	2012
TAC	$80.7	$46.4
Costs of revenues (excluding TAC)	35.3	42.4
Taxes	12.1	17.6
General and administrative costs	19.7	38.6
Restructuring liabilities	16.0	3.3
Rent and facilities expense	12.9	8.2
Network and related costs	2.3	5.5
Member support services	8.5	4.6
Other accrued expenses	9.8	8.7

Total accrued expenses and other liabilities	$197.3	$175.3

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12—SEGMENT INFORMATION

The Company’s segments are determined based on the properties, products and services it provides and how the chief operating decision maker (“CODM”) evaluates the business. The Company’s chief executive officer is the Company’s CODM for the year ended December 31, 2013. The Company has the following operating segments:

•

Brand Group, which consists of AOL’s portfolio of distinct and unique content and certain service brands. The results for this segment reflect the performance of AOL’s advertising offerings on a number of owned and operated sites, such as AOL.com, The Huffington Post, TechCrunch and MapQuest. The Brand Group also includes co-branded websites owned or operated by third parties for which certain criteria have been met, including that the internet traffic has been assigned to AOL.

•

Membership Group, which consists of offerings that serve AOL’s registered account holders, both free and paid, and are focused on delivering world-class experiences to AOL’s users who rely on these AOL products and properties. The results for this segment include AOL’s subscription offerings and advertising offerings on Membership Group properties, including communications products such as AOL Mail, as well as from performance compensation received for marketing third party products and services.

•

AOL Networks, which consists of interconnected programmatic, video and premium advertising offerings that advertisers and publishers use to reach consumers across all devices (i.e., desktop, mobile, tablet and internet-enabled television) and includes offerings in formats such as display, video and social. The results for this segment include the performance of Advertising.com, AdLearn Open Platform, Adap.tv, Marketplace, The AOL On Network, Be On, ADTECH and Pictela.

•	Patch, which is a community-specific news and information platform dedicated to providing comprehensive and trusted local coverage for individual towns and communities.

During 2013 and 2012, the Company concluded that both Patch and the Brand Group have similar characteristics in that both segments are focused on providing high quality content to internet users by creating original content, aggregating third party content and encouraging user content, and the primary source of revenue for both segments is online display and search advertising presented along with the content. As a result, Patch and the Brand Group were aggregated into one reportable segment referred to herein as the Brand Group. The Company disposed of substantially all of the assets of its Patch operating segment in the first quarter of 2014, and accordingly, Patch is no longer an operating segment of the Company.

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

AOL Networks sells advertising on third party websites and from advertising inventory managed within the Membership and Brand Groups. The revenues associated with these transactions are included in the revenues from external customers for AOL Networks. An intersegment TAC expense is included in the expenses recorded for AOL Networks, with a corresponding amount of intersegment revenues included in the respective segment results for the Membership and Brand Groups. The intersegment revenues and TAC expense are determined based on similar transactions that AOL Networks has with large third-party publishers.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company views Adjusted OIBDA as the segment measure of profit or loss that is most useful to investors since it is indicative of a segment’s performance and is representative of the method management uses to evaluate performance and make decisions about allocating resources. The Company defines Adjusted OIBDA as operating income before depreciation and amortization excluding the impact of restructuring costs, non-cash equity-based compensation, gains and losses on all disposals of assets, non-cash asset impairments and write-offs and special items, which management does not believe are indicative of the Company’s core operating performance. Segment Adjusted OIBDA includes revenue from external customers and intersegment revenues, costs and expenses directly attributable to the segment and allocations of shared corporate and technology costs which are determined to be directly related to a particular segment.

Segment information for the years ended December 31, 2013, 2012 and 2011 is as follows (in millions):

	Brand Group	Membership Group	AOL Networks	Corporate and Other	Consolidated Total
2013
Revenues from external customers
Advertising	$716.1	$152.9	$744.3	$0.1	$1,613.4
Subscription	—	650.1	—	—	650.1
Other	17.3	8.3	30.3	0.5	56.4
Revenues from transactions with other segments	61.0	27.8	10.4	(99.2)	—

Total revenue	$794.4	$839.1	$785.0	$(98.6)	$2,319.9

Adjusted OIBDA	$40.2	$593.7	$(15.0)	$(138.2)	$480.7
2012
Revenues from external customers
Advertising	$661.7	$162.7	$593.9	$0.2	$1,418.5
Subscription	—	705.3	—	—	705.3
Other	15.2	14.1	37.3	1.3	67.9
Revenues from transactions with other segments	53.3	32.5	12.9	(98.7)	—

Total revenue	$730.2	$914.6	$644.1	$(97.2)	$2,191.7

Adjusted OIBDA	$(32.8)	$632.9	$7.3	$(194.8)	$412.6
2011
Revenues from external customers
Advertising	$689.6	$174.1	$449.8	$0.7	$1,314.2
Subscription	—	803.2	—	—	803.2
Other	16.8	29.3	32.3	6.3	84.7
Revenues from transactions with other segments	26.2	28.9	9.1	(64.2)	—

Total revenue	$732.6	$1,035.5	$491.2	$(57.2)	$2,202.1

Adjusted OIBDA	$(48.4)	$711.9	$(39.5)	$(215.3)	$408.7

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s reconciliation of Adjusted OIBDA to operating income (in millions):

	Years Ended December 31,
	2013	2012	2011
Operating income	$190.3	$1,201.9	$45.8
Add: Depreciation	128.9	138.7	160.9
Add: Amortization of intangible assets	45.1	38.2	92.0
Add: Restructuring costs	41.3	10.1	38.3
Add: Equity-based compensation	47.0	39.5	42.5
Add: Asset impairments and write-offs	30.6	6.1	7.6
Add: Losses/(gains) on disposal of assets, net	(2.5)	(964.2)	0.4
Add: Special items	—	(57.7)	21.2

Adjusted OIBDA	$480.7	$412.6	$408.7

Special items for the year ended December 31, 2012 include patent licensing income of $96.0 million, partially offset by costs related to the patent sale and return of the related proceeds to shareholders of $15.7 million, costs related to the proxy contest of $8.9 million, expense relating to the Virginia sales tax settlement of $7.6 million and acquisition-related costs of $5.1 million. Special items for the year ended December 31, 2011 include acquisition-related costs of $12.0 million and $8.5 million of legal settlement expenses.

Due to the nature of the Company’s operations, a majority of its assets are utilized across all segments. In addition, segment assets are not reported to, or used by, the CODM to allocate resources or assess performance of the Company’s segments. Accordingly, the Company has not disclosed asset information by segment.

Information about Geographical Areas

The following table presents revenues in different geographical locations (in millions):

	Years Ended December 31, (a)
	2013	2012	2011
United States	$2,059.4	$1,959.2	$2,001.4
United Kingdom	96.8	97.8	98.8
Canada	48.8	40.2	37.7
Germany	39.0	33.4	40.0
Japan	32.5	34.6	1.5
Other international	43.4	26.5	22.7

Total international	260.5	232.5	200.7

Total	$2,319.9	$2,191.7	$2,202.1

(a)	Revenues are attributed to countries based on the location of customers.

Net property and equipment located outside the United States, which represent 4% of total assets, are not material.

AOL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2013
Revenues:
Advertising	$359.2	$361.2	$386.0	$507.0
Subscription	165.8	166.0	161.6	156.7
Other	13.3	14.1	13.7	15.3

Total revenues	538.3	541.3	561.3	679.0
Costs of revenues	393.1	399.9	418.6	494.6
Operating income (a)	49.9	51.9	16.7	71.8
Net income	25.6	28.0	1.5	35.5

Net income attributable to AOL Inc.	$25.9	$28.5	$2.0	$36.0

Per share information attributable to AOL Inc. common stockholders:
Basic net income per common share	$0.34	$0.37	$0.03	$0.46
Diluted net income per common share	$0.32	$0.35	$0.02	$0.43

	March 31,	June 30,	September 30,	December 31,
2012
Revenues:
Advertising	$330.1	$337.8	$340.0	$410.6
Subscription	182.1	175.5	173.5	174.2
Other	17.2	17.8	18.2	14.7

Total revenues	529.4	531.1	531.7	599.5
Costs of revenues	384.6	396.2	382.3	424.1
Operating income (b)	31.4	1,059.2	43.1	68.2
Net income	21.0	970.6	20.7	35.4

Net income attributable to AOL Inc.	$21.1	$970.8	$20.8	$35.7

Per share information attributable to AOL Inc. common stockholders: (c)
Basic net income per common share	$0.22	$10.37	$0.22	$0.43
Diluted net income per common share	$0.22	$10.17	$0.22	$0.41

(a)	Operating income for the year ended December 31, 2013 includes a non-cash goodwill impairment charge of $17.5 million related to Patch in the third quarter.
(b)	Operating income for the year ended December 31, 2012 includes the gain of $946.5 million (net of transaction costs) on the disposition of the Sold Patents and income of $96.0 million from licensing of intellectual property both related to the second quarter of 2012.
(c)	For the year ended December 31, 2012, the sum of the Company’s quarterly earnings per share does not equal its annual earnings per share due to timing impacts of the patent transaction in the second quarter and the significant repurchases of common stock in the third quarter on net income and quarterly and annual weighted-average shares outstanding, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information we are required to disclose in our financial reports is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to senior management, as appropriate, to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as amended. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013, at a reasonable assurance level.

Changes to Internal Control Over Financial Reporting

We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended December 31, 2013 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2013, as stated in their report included in Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of AOL Inc.

We have audited AOL Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). AOL Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, AOL Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AOL Inc. as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 19, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 19, 2014

ITEM 9B.	OTHER INFORMATION

None.

AOL Inc.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our Proxy Statement to be filed in connection with the 2014 Annual Meeting of Stockholders.

We have adopted a Code of Ethics for Our Senior Executive and Senior Financial Officers. A copy of the Code is publicly available on our website at http://corp.aol.com/. Amendments to the Code or any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will also be disclosed on our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated by reference to our Proxy Statement to be filed in connection with the 2014 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is hereby incorporated by reference to our Proxy Statement to be filed in connection with the 2014 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is hereby incorporated by reference to our Proxy Statement to be filed in connection with the 2014 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item is hereby incorporated by reference to our Proxy Statement to be filed in connection with the 2014 Annual Meeting of Stockholders.

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

AOL INC.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 2014.

AOL INC.

By	/s/ Karen Dykstra
Name:	Karen Dykstra
Title:	Chief Financial and Administrative Officer (Principal Financial Officer)

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

Signature	Title	Date

/s/ Timothy M. Armstrong	Chairman and Chief Executive Officer (Principal Executive Officer)	February 19, 2014
Timothy M. Armstrong

/s/ Karen Dykstra	Chief Financial and Administrative Officer (Principal Financial Officer)	February 19, 2014
Karen Dykstra

/s/ Matthew Kelpy	Controller and Chief Accounting Officer (Principal Accounting Officer)	February 19, 2014
Matthew Kelpy

/s/ Eve B. Burton	Director	February 19, 2014
Eve B. Burton

/s/ Richard L. Dalzell	Director	February 19, 2014
Richard L. Dalzell

/s/ Alberto Ibargüen	Director	February 19, 2014
Alberto Ibargüen

AOL INC.

SIGNATURES

Signature	Title	Date

/s/ Hugh F. Johnston	Director	February 19, 2014
Hugh F. Johnston

/s/ Dawn G. Lepore	Director	February 19, 2014
Dawn G. Lepore

/s/ Patricia E. Mitchell	Director	February 19, 2014
Patricia E. Mitchell

/s/ Fredric G. Reynolds	Director	February 19, 2014
Fredric G. Reynolds

/s/ James R. Stengel	Director	February 19, 2014
James R. Stengel

AOL INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

2.1	Separation and Distribution Agreement between AOL Inc. and Time Warner Inc., dated November 16, 2009.		Amend. 5 to Form 10	2.1	11/16/09

2.2	Securities Purchase Agreement between AOL Inc. and Digital Sky Technologies Limited dated April 28, 2010.		10-Q	2.1	8/4/10

2.3	Agreement and Plan of Merger among AOL Inc., a Delaware corporation and Carmel Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of AOL Inc., adap.tv, Inc. and Shareholder Representative Services LLC, a Colorado limited liability company, dated as of August 5, 2013.		8-K	2.1	9/6/13

2.4	Agreement and Plan of Merger By and Among AOL Inc., Headline Acquisition Corporation, TheHuffingtonPost.com, Inc. and Shareholder Representative Services LLC, as the Security Holders’ Agent dated as of February 6, 2011.		10-Q	2.1	5/4/11

2.5	Side Letter between TheHuffingtonPost.com, Inc. and AOL Inc. dated March 4, 2011.		10-Q	2.2	5/4/11

3.1	Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on December 9, 2009.		8-K	3.1	12/11/09

3.2	Amended and Restated By-laws of the Registrant.		8-K	3.2	12/11/09

3.3	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on August 27, 2012.		10-Q	3.1	11/6/12

4.1	Specimen Common Stock Certificate of Registrant.		8-K	4.1	12/11/09

4.2	Tax Asset Protection Plan, dated as of August 27, 2012 between AOL Inc. and Computershare Trust Company, N.A., as Rights Agent, which includes as Exhibit B the Form of Rights Certificate.		8-K	4.1	8/27/12

10.1	Credit Agreement among AOL Inc. as Borrower, several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, dated July 1, 2013.		10-Q	10.1	11/5/13

10.2	Second Tax Matters Agreement between AOL Inc. and Time Warner Inc., dated November 16, 2009.		Amend. 5 to Form 10	10.2	11/16/09

10.3	Employee Matters Agreement by and among AOL Inc., AOL LLC and Time Warner Inc., dated November 16, 2009.		Amend. 5 to Form 10	10.3	11/16/09

10.4	Employee Matters Assignment and Assumption Agreement by and among AOL Inc., AOL LLC and Time Warner Inc., dated December 3, 2009.		10-K	10.7	3/2/10

AOL INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

10.5**	Form of Non-Qualified Stock Option Agreement.		8-K	10.5	12/22/09

10.6**	Form of Non-Qualified Stock Option Agreement (Version 2), effective December 9, 2010.		10-K	10.9	2/25/11

10.7**	Form of Non-Qualified Stock Option Agreement (Version 3).		10-Q	10.5	5/9/12

10.8**	Form of Notice of Grant of Non-Qualified Stock Option.		10-Q	10.9	5/9/12

10.9**	Form of Performance Stock Option Agreement.		10-Q	10.3	5/9/12

10.10**	Form of Notice of Grant of Performance Stock Option.		10-Q	10.6	5/9/12

10.11**	Form of Performance Share Award Agreement.		10-Q	10.4	5/9/12

10.12**	Form of Notice of Grant of Performance Share Award (Revenue).		10-Q	10.7	5/9/12

10.13**	Form of Notice of Grant of Performance Share Award (Revenue).		10-Q	10.8	11/5/13

10.14**	Form of Notice of Grant of Performance Share Award (Relative TSR).		10-Q	10.8	5/9/12

10.15**	AOL Inc. Segment Performance Share Units (“SPSU”) Terms and Conditions.		10-Q	10.3	8/8/13

10.16**	Form of SPSU Award Agreement.		10-Q	10.4	8/8/13

10.17**	Form of Notice of Grant of SPSU Award (covered employee).		10-Q	10.5	8/8/13

10.18**	Form of Notice of Grant of Segment Performance Share Unit Award (Standard).		10-Q	10.9	11/5/13

10.19**	Form of Restricted Stock Units Agreement.		8-K	10.6	12/22/09

10.20**	Form of Restricted Stock Units Agreement (Version 2), effective December 9, 2010.		10-K	10.11	2/25/11

10.21**	Amended and Restated AOL Inc. 2010 Stock Incentive Plan.		DEFC14A	Annex A	4/20/12

10.22**	adap.tv, Inc. 2007 Stock Incentive Plan.		S-8	4.4	9/6/13

10.23**	AOL Inc. 2013 Adap.tv Acquisition Stock Incentive Plan, as amended and restated, effective September 5, 2013.	X

10.24**	Amended and Restated Annual Incentive Plan for Executive Officers.		DEF14A	Annex B	3/16/10

10.25**	AOL Inc. 2012 Employee Stock Purchase Plan.		DEFC14A	Annex B	4/20/12

10.26**	AOL Inc. 2012 Employee Stock Purchase Plan, as amended and restated February 26, 2013.		10-Q	10.5	5/8/13

AOL INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

10.27**	TheHuffingtonPost.com, Inc. Long-Term Incentive Plan, as amended as of February 28, 2011.		S-8	4.4	3/7/11

10.28**	AOL Inc. Long-Term Incentive Plan for the Employees of The Huffingtonpost Media Group, as amended and restated, effective March 7, 2011.	X

10.29**	AOL Inc. 2013 Annual Bonus Plan – U.S.		10-Q	10.2	8/8/13

10.30**	2011 Directors’ Deferred Compensation Plan.		8-K	10.1	5/27/11

10.31**	Form of Non-Qualified Stock Option Agreement between AOL Inc. and Timothy Armstrong, dated December 9, 2009.		10-K	10.36	3/2/10

10.32**	Form of Non-Qualified Stock Option Agreement between AOL Inc. and Timothy Armstrong, dated December 31, 2009.		8-K	10.2	12/22/09

10.33**	Form of Non-Qualified Stock Option Agreement between AOL Inc. and Timothy Armstrong, dated January 4, 2010.		8-K	10.3	12/22/09

10.34**	Form of Restricted Stock Units Agreement between AOL Inc. and Timothy Armstrong, dated January 4, 2010.		8-K	10.4	12/22/09

10.35**	Employment Agreement between AOL Inc. and Timothy M. Armstrong, dated March 29, 2012.		10-Q	10.1	5/9/12

10.36**	Executive Employment Agreement, dated September 10, 2012 and effective September 7, 2012, between AOL Inc. and Arthur Minson.		10-Q	10.4	11/6/12

10.37**	Separation Agreement and Release of Claims between AOL Inc. and Arthur Minson dated March 5, 2013.		10-Q	10.1	5/8/13

10.38**	Executive Employment Agreement, dated September 19, 2012, between AOL Inc. and Karen E. Dykstra.		10-Q	10.5	11/6/12

10.39**	First Amendment to the Employment Agreement of Karen Dykstra dated as of November 7, 2013.	X

10.40**	Executive Employment Agreement between AOL Inc. and Susan M. Lyne dated February 27, 2013.		10-Q	10.2	5/8/13

10.41**	Executive Employment Agreement between Curtis Brown and AOL Inc. entered into as of May 9, 2012.		10-Q	10.4	8/1/12

10.42**	First Amendment to the Executive Employment Agreement between Curtis Brown and AOL Inc., dated August 7, 2013.		10-Q	10.7	11/5/13

10.43**	Executive Employment Agreement between AOL Inc. and Julie Jacobs, dated June 11, 2010.		10-K	10.23	2/25/11

10.44**	Amendment to Employment Agreement with Julie Jacobs, dated as of March 30, 2011.		10-Q	10.1	5/4/11

10.45**	Second Amendment to the Employment Agreement of Julie Jacobs dated December 13, 2011.		10-K	10.26	2/24/12

AOL INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

10.46**	Third Amendment to the Employment Agreement of Julie Jacobs dated December 18, 2012.		10-K	10.34	2/28/13

10.47**	Fourth Amendment to the Employment Agreement of Julie Jacobs dated as of November 14, 2013.	X

10.48**	Letter Agreement between AOL Inc. and Donald Rosenthal, dated June 3, 2010.		10-Q	10.2	11/5/13

10.49**	Supplement to Letter Agreement between AOL Inc. and Donald Rosenthal, dated February 25, 2011.		10-Q	10.3	11/5/13

10.50**	Letter Agreement between Donald Rosenthal and AOL Inc., dated June 21, 2013.		10-Q	10.4	11/5/13

10.51**	Executive Employment Agreement between Robert Lord and AOL Inc., dated July 18, 2013.		10-Q	10.5	11/5/13

10.52**	Employment Agreement between AOL Inc. and John Reid-Dodick, dated December 1, 2011.		10-Q	10.2	5/9/12

10.53**	First Amendment to the Executive Employment Agreement of John Reid-Dodick, dated as of July 17, 2012, between AOL Inc. and John Reid-Dodick.		10-Q	10.3	11/6/12

10.54**	Separation Agreement and Release of Claims between John Reid-Dodick and AOL Inc., dated August 6, 2013.		10-Q	10.6	11/5/13

10.55**	Executive Employment Agreement between AOL Inc. and Edward Brody dated June 22, 2012.		10-Q	10.3	5/8/13

10.56**	First Amendment to the Executive Employment Agreement between AOL Inc. and Edward Brody dated February 14, 2013.		10-Q	10.4	5/8/13

10.57**	Separation Agreement and Release of Claims between Edward B. Brody and AOL Inc. dated April 30, 2013.		10-Q	10.1	8/8/13

10.58*	Stock and Asset Purchase Agreement, by and between AOL Inc. and Microsoft Corporation, dated as of April 5, 2012.		10-Q	10.1	8/1/12

10.59*	Intellectual Property Matters Agreement, between AOL Inc. and Microsoft Corporation, dated as of June 15, 2012.		10-Q	10.2	8/1/12

10.60*	Amended and Restated Interactive Marketing Agreement between AOL LLC and Google Inc., dated October 1, 2003 (the “IMA”).		Amend. 3 to Form 10	10.22	11/6/09

10.61*	First Amendment to the IMA, dated December 15, 2003.		Amend. 3 to Form 10	10.23	11/6/09

10.62*	Second Amendment to the IMA, dated March 30, 2004.		Amend. 3 to Form 10	10.24	11/6/09

10.63*	Addendum One to the Second Amendment to the IMA, dated October 5, 2004.		Amend. 3 to Form 10	10.25	11/6/09

AOL INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

10.64*	Third Amendment to the IMA, dated April 7, 2004.		Amend. 3 to Form 10	10.26	11/6/09

10.65*	Fourth Amendment to the IMA, dated June 1, 2004.		Amend. 3 to Form 10	10.27	11/6/09

10.66*	Fifth Amendment to the IMA, dated June 14, 2004.		Amend. 3 to Form 10	10.28	11/6/09

10.67*	Sixth Amendment to the IMA, dated December 17, 2004.		Amend. 3 to Form 10	10.29	11/6/09

10.68*	Seventh Amendment to the IMA, dated March 28, 2005.		Amend. 3 to Form 10	10.30	11/6/09

10.69*	Eighth Amendment to the IMA, dated April 28, 2005.		Amend. 3 to Form 10	10.31	11/6/09

10.70*	Ninth Amendment to the IMA, dated December 15, 2005.		Amend. 3 to Form 10	10.32	11/6/09

10.71*	Tenth Amendment to the IMA, dated March 24, 2006.		Amend. 3 to Form 10	10.33	11/6/09

10.72	Eleventh Amendment to the IMA, dated September 28, 2006.		Amend. 1 to Form 10	10.34	9/16/09

10.73*	Twelfth Amendment to the IMA, dated December 15, 2006.		Amend. 3 to Form 10	10.35	11/6/09

10.74*	Thirteenth Amendment to the IMA, dated January 12, 2007.		Amend. 3 to Form 10	10.36	11/6/09

10.75*	Fourteenth Amendment to the IMA, dated February 16, 2007.		Amend. 3 to Form 10	10.37	11/6/09

10.76*	Fifteenth Amendment to the IMA, dated March 2, 2007.		Amend. 3 to Form 10	10.38	11/6/09

10.77*	Sixteenth Amendment to the IMA, dated September 24, 2007.		Amend. 3 to Form 10	10.39	11/6/09

10.78*	Seventeenth Amendment to the IMA, dated February 29, 2008.		Amend. 3 to Form 10	10.40	11/6/09

10.79	Eighteenth Amendment to the IMA, dated March 31, 2008.		Amend. 1 to Form 10	10.41	9/16/09

10.80*	Nineteenth Amendment to the IMA, dated April 30, 2008.		Amend. 3 to Form 10	10.42	11/6/09

10.81	Twentieth Amendment to the IMA, dated October 1, 2008.		Amend. 1 to Form 10	10.43	9/16/09

10.82*	Twenty-First Amendment to the IMA, dated November 1, 2008.		Amend. 3 to Form 10	10.44	11/6/09

AOL INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

10.83*	Twenty-Second Amendment to the IMA, dated March 13, 2009.		Amend. 3 to Form 10	10.45	11/6/09

10.84*	Twenty-Third Amendment to the IMA, dated December 4 2009.		10-K	10.70	3/2/10

10.85*	Consent Letter related to the IMA, dated August 19, 2008.		Amend. 3 to Form 10	10.46	11/6/09

10.86*	Twenty-Fourth Amendment to IMA, dated January 29, 2010 and effective February 1, 2010.		10-Q	10.8	4/28/10

10.87*	Twenty-Fifth Amendment to IMA, dated February 26, 2010 and effective March 1, 2010.		10-Q	10.9	4/28/10

10.88*	Twenty-Sixth Amendment to IMA, dated March 31, 2010 and effective April 1, 2010.		10-Q	10.10	4/28/10

10.89*	Twenty-Seventh Amendment to IMA, dated April 29, 2010 and effective May 1, 2010.		10-Q	10.1	8/4/10

10.90*	Twenty-Eighth Amendment to IMA, dated June 1, 2010.		10-Q	10.2	8/4/10

10.91*	Twenty-Ninth Amendment to IMA, dated July 30, 2010 and effective July 1, 2010.		10-Q	10.1	11/3/10

10.92*	Thirtieth Amendment to IMA, dated September 1, 2010.		10-Q/A	10.2	5/27/11

10.93*	Thirty-First Amendment to IMA, dated December 22, 2010 and effective December 15, 2010.		10-K	10.74	2/25/11

10.94*	Thirty-Second Amendment to IMA, dated December 21, 2011 and effective December 1, 2011.		10-K	10.62	2/22/12

10.95*	Listed Company Notification for IMA, dated January 13, 2012.	X

10.96*	Listed Company Notification for IMA, dated January 7, 2014.	X

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm.	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.	X

AOL INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.	X

32.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.†	X

101††	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (ii) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011 and (v) Notes to Consolidated Financial Statements. ††	X

*	Portions of this agreement have been omitted pursuant to an order granting confidential treatment or a request for an order granting confidential treatment.

**	Management contract or compensatory plan or arrangement.

†	This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.