Form 10-Q
period 2014-03-31
AOL Inc.
filed 2014-05-07
CIK 1468516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 2, 2014, the number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding was 79,938,138.

AOL INC.

AOL INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND

SUPPLEMENTARY DATA

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

Various factors could adversely affect our operations, business or financial results in the future and cause our actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 (“Annual Report”) and herein. In addition, we operate a web services company in a highly competitive, rapidly changing and consumer- and technology-driven industry. This industry is affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. Our actual results could differ materially from management’s expectations because of changes in such factors.

Achieving our business and financial objectives, including improved financial results and maintenance of a strong balance sheet and liquidity position, could be adversely affected by the factors discussed or referenced in “Item 1A—Risk Factors” in our Annual Report and herein as well as, among other things:

•	changes in our plans, strategies and intentions;

•	stock price volatility;

•	future borrowing and restrictive covenants under the revolving credit facility;

•	the impact of significant acquisitions, dispositions and other similar transactions;

•	our ability to attract and retain key employees;

•	any negative unintended consequences of cost reductions, restructuring actions or similar efforts, including with respect to any associated savings, charges or other amounts;

•	adoption of new products and services;

•	our ability to attract and retain unique visitors to our properties;

•	asset impairments; and

•	the impact of “cyber attacks.”

References in this Quarterly Report to “we,” “us,” the “Company,” and “AOL” refer to AOL Inc., a Delaware corporation.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition together with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report as well as the discussion in the “Item 1—Business” section of our Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in “Item 1A—Risk Factors” in our Annual Report and herein and “Cautionary Statement Concerning Forward-Looking Statements” herein.

Introduction

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is a supplement to the accompanying condensed consolidated financial statements and provides additional information on our business, recent developments, results of operations, liquidity and capital resources and critical accounting policies. MD&A is organized as follows:

•

Overview. This section provides a general description of our business and outlook for 2014, as well as recent developments we believe are important in understanding our results of operations and financial condition or in understanding anticipated future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three months ended March 31, 2014 and 2013.

•

Liquidity and capital resources. This section provides a discussion of our current financial condition and an analysis of our cash flows for the three months ended March 31, 2014 and 2013. This section also provides an update to the discussion in our Annual Report of our customer credit risk and includes a discussion of the amount of financial capacity available to fund our future commitments and ongoing operating activities.

•

Critical accounting policies. This section identifies those accounting policies that are considered important to our results of operations and financial condition and require significant judgment and estimates on the part of management.

Overview

Our Business

We are a leading global media and technology company with a substantial worldwide audience and a suite of digital brands, products and services that we offer to consumers, advertisers, publishers and subscribers. We are focused on attracting and engaging consumers by creating and offering high quality branded online content, products and services and providing valuable advertising services on both our owned and operated properties and third-party websites. We market our offerings to advertisers on both AOL properties and on third party properties (the “Third Party Platform”, previously referred to as Third Party Network). AOL properties include our owned and operated content, products and services in the Membership Group and Brand Group segments, which are each described in further detail below. AOL properties also include co-branded websites owned or operated by third parties for which certain criteria have been met, including that the internet traffic has been assigned to us. Through AOL Platforms (previously referred to as AOL Networks), we provide third party publishers with

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

premium products and services, such as video and custom content production, intended to make their websites attractive to brand advertisers, in addition to offering ad serving and sales of third party advertising inventory. Our AOL subscription service, which we offer consumers in the United States for a monthly fee, is a valuable distribution channel for AOL Properties.

Our business is organized into three reportable segments: the Brand Group, the Membership Group and AOL Platforms. In addition to these reportable segments, we have a corporate and other category that includes activities that are not directly attributable or allocable to a specific segment.

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

We generate advertising revenues from the Brand Group through the sale of display and search advertising. Display advertising revenue is generated by the display of graphical advertisements and other performance-based advertising. We offer advertisers marketing and promotional opportunities to purchase specific placements of advertising directly on sites within the Brand Group (i.e., in particular locations and on specific dates). In addition, we offer advertisers the opportunity to bid on unreserved advertising inventory on Brand Group sites utilizing our proprietary scheduling, optimization and delivery technology. We collectively refer to revenue associated with these offerings as premium display advertising revenue. Finally, advertising inventory on Brand Group sites not sold directly to advertisers, as described above, may be included for sale to advertisers with inventory purchased from third-party publishers through AOL Platforms. Amounts received from external customers for inventory sold through AOL Platforms are recognized in AOL Platforms with a corresponding intersegment traffic acquisition costs (“TAC”) charge. An amount equal to the TAC charge for these transactions, reflecting the revenue net of the margin retained by AOL Platforms, is then reflected as intersegment revenue within the Brand Group. Search advertising revenue is generated when a consumer clicks on a text-based advertisement on Brand Group sites. These text-based advertisements are either generated from a consumer-initiated search query or placed on sites targeted by advertisers based on the content of the websites. While the majority of our search revenues are reflected within the Brand Group, there are also search revenues within the Membership Group and AOL Platforms for search offerings provided in each of those segments.

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

In addition, we offer new products and services that are either third party or AOL-developed products. We earn performance-based fees in relation to marketing third party products and services. We offer these products to our current and former subscribers as well as other internet consumers. As with the Brand Group, advertising inventory on Membership Group sites not sold directly to advertisers may be included for sale to advertisers through AOL Platforms and is reflected as intersegment revenue within the Membership Group. AOL Search is also offered on Membership Group properties.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AOL Platforms

AOL Platforms consists of interconnected programmatic, video and premium advertising offerings that advertisers and publishers use to reach consumers across all devices (i.e., desktop, mobile, tablet and internet-enabled television) and includes formats such as display, video and social. AOL Platforms offerings enable publishers and advertisers to utilize Third Party Platform inventory as well as AOL’s inventory within the Brand Group and Membership Group sold by AOL Platforms. The results for this segment include the performance of Advertising.com, AOP, Adap.tv, Marketplace, AOL On, Be On, ADTECH and Pictela. We generate advertising revenues on AOL Platforms through the sale of advertising on third party websites and from advertising inventory on AOL Properties not sold directly to advertisers, as described above. Our advertising offerings on AOL Platforms consist primarily of the sale of display advertising and also include search advertising through sponsored listings.

Recent Business Initiatives

The online display advertising market has experienced an increase in programmatic buying of advertising inventory. To stay ahead of this trend, we acquired Adap.tv, a leading global programmatic video advertising platform. We also continue to invest in programmatic technology, such as our demand side and supply side platforms, in order for advertisers and agencies to better manage their advertising campaigns through the use of our optimization technology. We believe there is a significant opportunity to attract advertisers through the increased sale of premium formats and video through AOL Platforms. We believe our scale, ability to target premium audiences and investments in technology and premium formats will allow us to increase the number of advertisers we work with and enable us to capitalize on the increase in programmatic buying. We believe our investments in premium formats and targeting will enable us to maximize yield for our advertisers. Revenues from the sale of our programmatic offerings are primarily reflected in AOL Platforms results.

We have different cost structures within our advertising operations. In order to generate advertising revenues on AOL Platforms, we have historically had to incur higher TAC as compared to advertising revenues generated on Brand Group or Membership Group properties. While a majority of the costs associated with generating advertising revenues on AOL Platforms are variable, a majority of costs associated with generating advertising revenues on Brand Group and Membership Group properties are fixed. Therefore, to the extent we can generate higher revenues on Brand Group and Membership Group properties where we expect higher incremental margins, the increase in adjusted operating income before depreciation and amortization (“Adjusted OIBDA”) will be greater than it would be with an equivalent increase in advertising revenues on AOL Platforms.

We believe that video enhancements across our owned and operated properties and third party websites can enhance our advertising product offerings and increase monetization and distribution of our content. We seek to launch new format enhancements, increase advertiser adoption of these formats and attract additional publishers. We aim to create products that will deepen our relationships with existing advertisers and attract new advertisers by providing them with effective and efficient means of reaching targeted audiences through premium video experiences. We remain focused on the continued expansion of our video platform for both our properties and our partners. As part of this strategy, we acquired Adap.tv in September of 2013. Advertisers, agencies and publishers use Adap.tv globally to buy and sell video advertising inventory both programmatically and on a managed-services basis across desktop, mobile and internet-enabled televisions. Through Adap.tv’s video platform we can offer advertisers, publishers and agencies a means of planning, buying and measuring video advertising programmatically across the internet, television and mobile video. We are rapidly integrating Adap.tv into AOL Platforms, in order to maximize the strength and efficiency of our advertising solutions to advertisers, publishers and agencies.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

Acquisition of Gravity

On January 23, 2014, we acquired Project Rover, Inc., dba Gravity (“Gravity”), a company that provides content personalization technology and publisher solutions to create relevant consumer and advertiser experiences, for $82.4 million in cash. In addition, $7.6 million of cash consideration was deferred and will be paid over a two-year service period to certain Gravity employees. As part of the transaction, we acquired $12 million of net operating losses, which are expected to result in a future cash tax benefit of $5 million. See “Note 4” in our accompanying condensed consolidated financial statements for additional information about this acquisition.

Disposition of Patch

On January 29, 2014, we completed the disposition of a majority interest in Patch, retaining a 40% minority interest. This transaction did not have a material impact on our financial statements.

Revolving Credit Facility

As of March 31, 2014, we had outstanding borrowings of $30 million under our $250 million senior secured revolving credit facility agreement (the “Credit Facility Agreement”). The outstanding borrowings as of March 31, 2014 are subject to the Eurodollar interest option resulting in an interest rate of 2.125% for the three months ended March 31, 2014.

Restructuring Costs

As part of our continuing effort to reduce our expenses and invest in areas of strategic focus, we incurred restructuring costs of $11.6 million for the three months ended March 31, 2014.

Security Incident

On April 28, 2014, we announced a security incident that involved unauthorized access to our network and systems (the “security incident”).

As a result of our ongoing investigation of the security incident, we have determined that there was unauthorized access to information regarding a significant number of user accounts. This information included AOL users’ email addresses, postal addresses, address book contact information, encrypted passwords and encrypted answers to security questions that we ask when a user resets his or her password, as well as certain employee information. We believe that the individuals or entities have used this contact information to send “spoofed” emails that appeared to come from roughly 2% of our email accounts. We currently have no indication that the encryption on the passwords or on the answers to security questions was broken. In addition, at this point in the investigation, there is no indication that this incident resulted in disclosure of users’ financial information, including debit and credit cards, which is also fully encrypted. We are working with best-in-class external forensic experts and federal authorities to investigate this serious criminal activity.

We are in an early stage of our ongoing investigation, and are currently unable to reasonably estimate a range of potential losses or costs due to the security incident, or whether or not such losses or costs would be material. To date, we do not have any indication that we will incur a material loss associated with the security incident. We will continue to evaluate whether or not we can reasonably estimate a range of potential losses as the investigation progresses.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Acquisition of Convertro

On May 6, 2014, we entered into an agreement and a plan of merger with Convertro Inc. (“Convertro”). Convertro is a leading software as a service marketing technology company that helps marketers reallocate budgets within their media channels, sites, placements and creatives. The integration of Convertro technology is expected to enhance the ability of advertisers to customize their audience segments and establish a map of user journey to a particular event across media channels (e.g., a conversion, completion), thereby enabling our advertisers to develop a media plan that maximizes return on ad spend across various media channels.

AOL acquired Convertro for estimated aggregate purchase consideration of approximately $101 million, subject to a reduction for indebtedness and transaction expenses of Convertro that remain unpaid as of closing. We borrowed $75 million under our senior secured revolving credit facility agreement (the “Credit Facility Agreement”) to facilitate funding of this acquisition.

Key Metrics

Key indicators to understanding our operating results include:

•	Growth of advertising revenues, net of traffic acquisition costs;

•	Unique visitors to AOL Properties;

•	Moderation of subscription revenue declines; and

•	Our ability to manage our cost structure.

Audience Metrics

We utilize unique visitor numbers to evaluate the performance of AOL Properties. In addition, we utilize unique visitor numbers to evaluate the total reach of AOL Advertising Platforms, which includes both AOL Properties and the Third Party Platform. Unique visitor numbers provide an indication of our consumer reach. Although our consumer reach does not correlate directly to advertising revenue, we believe that our ability to broadly reach diverse demographic and geographic audiences is attractive to advertisers seeking to promote their brands to a variety of consumers without having to partner with multiple content providers. AOL Properties unique visitor numbers include unique visitors attributable to co-branded websites owned by third parties for which certain criteria have been met, including that the internet traffic has been assigned to us. For the three months ended March 31, 2014, approximately 7.1% of our unique visitors to AOL Properties were attributable to co-branded websites owned by third parties where the internet traffic was assigned to us, compared to approximately 7.8% for the three months ended March 31, 2013.

The source for our unique visitor information is a third party (comScore Media Metrix).

The following table presents our unique visitor metrics for the periods presented (in millions):

	Three Months Ended March 31,
	2014	2013
Domestic average monthly unique visitors to AOL Properties	114	112
Domestic average monthly unique visitors to AOL Advertising Platforms	182	186

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Subscriber Metrics

The number of domestic AOL subscribers was 2.4 million and 2.7 million at March 31, 2014 and 2013, respectively. Average monthly subscription revenue per AOL subscriber (“ARPU”) was $19.41 for the three months ended March 31, 2014 compared to $19.22 for the three months ended March 31, 2013. We include in our subscriber numbers individuals, households and entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL access service. Our subscriber numbers include subscribers participating in introductory free-trial periods and subscribers that are paying no monthly fees or reduced monthly fees through member service and retention programs. Individuals who have only registered for our free offerings, including subscribers who have migrated from paid subscription plans, are not included in the AOL subscriber numbers. Additionally, only those individuals whose subscription includes AOL-brand dial-up access service are included in the AOL subscriber numbers. Subscribers to our subscription access service also contribute to our ability to generate advertising revenues.

The primary non-financial metrics we monitor for our subscription service are monthly average churn and average paid tenure. Monthly average churn represents on average the percentage of AOL subscribers that are either terminated or cancel our services each month, factoring in new and reactivated subscribers. The domestic AOL subscriber monthly average churn was 1.5% and 1.9% for the three months ended March 31, 2014 and 2013, respectively. Average paid tenure represents the average period of time individuals have been AOL subscribers. The average paid tenure of the remaining domestic AOL subscribers has been increasing, and was approximately 13.8 years and 12.7 years for the three months ended March 31, 2014 and 2013, respectively.

Consolidated Results of Operations

Revenues

The following table presents our revenues, by revenue type, for the periods presented (in millions):

	Three Months Ended March 31,
	2014	2013	Change	% Change
Revenues:
Advertising and other	$433.4	$372.5	60.9	16%
Subscription	149.9	165.8	(15.9)	(10)%

Total revenues	$583.3	$538.3	$45.0	8%

The following table presents our revenues, by revenue type, as a percentage of total revenues for the periods presented:

	Three Months Ended March 31,
	2014	2013
Revenues:
Advertising and other	74%	69%
Subscription	26	31

Total revenues	100%	100%

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Advertising and Other Revenues

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

Advertising revenues are generated on the Third Party Platform through the purchase of advertising inventory from publishers in the Third Party Platform using proprietary optimization, targeting and delivery technology to best match advertisers with available advertising inventory. Advertising arrangements for the sale of Third Party Platform inventory typically take the form of impression-based contracts or performance-based contracts.

In addition to advertising revenues generated on AOL Properties and the Third Party Platform, we also earn revenues from licensing our proprietary ad serving technology to third parties through ADTECH, from licensing revenues from third-party customers of MapQuest’s business-to-business, and through fees generated from publishers and advertisers using Adap.tv’s platform technology and features.

Advertising and other revenues for the three months ended March 31, 2014 and 2013 are as follows (in millions):

	Three Months Ended March 31,
	2014	2013	Change	% Change
AOL Properties:
Display	$136.0	$140.4	$(4.4)	(3)%
Search	97.6	98.1	(0.5)	(1)%

Total AOL Properties	233.6	238.5	(4.9)	(2)%
Third Party Platform	186.9	120.7	66.2	55%
Other	12.9	13.3	(0.4)	(3)%

Total advertising and other revenues	$433.4	$372.5	$60.9	16%

Total advertising and other revenues increased $60.9 million for the three months ended March 31, 2014 as compared to the same period in 2013. The increase in Third Party Platform revenue of $66.2 million is primarily due to growth in the sale of premium formats across our programmatic platform and by the inclusion of revenue from Adap.tv (Third Party Platform revenue grew 18% excluding Adap.tv). Display revenue decreased $4.4 million driven by a $10.0 million decline related to shutdown, disposed or de-emphasized brands, including Patch, partially offset by increased pricing on AOL Properties.

Revenues Associated with Google

For all periods presented in this Quarterly Report, we have had a contractual relationship with Google Inc. (“Google”) whereby we generate significant revenues through paid text-based search and contextual advertising

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

on AOL Properties provided by Google. For the three months ended March 31, 2014, the revenues associated with the Google relationship (substantially all of which were search revenues generated on AOL Properties) were $95.7 million as compared to $94.2 million for the three months ended March 31, 2013.

Subscription Revenues

Subscription revenues decreased $15.9 million for the three months ended March 31, 2014 as compared to the same period in 2013. The decline was due to a 9% decrease in the number of domestic AOL subscribers between March 31, 2013 and March 31, 2014, which resulted in a decline in subscription revenue of $15.1 million. This decline was partially offset by a 1% increase in ARPU for the three months ended March 31, 2014 as compared to the same period in 2013. The increase in ARPU for the three months ended March 31, 2014, which resulted in an increase in subscription revenue of $1.4 million, is primarily due to price increases related to our value plan strategy that provides additional features and services to subscribers.

Geographical Concentration of Revenues

For the periods presented herein, a significant majority of our revenues have been generated in the United States. The majority of the non-United States revenues for these periods were generated by our European operations (primarily in the United Kingdom and Germany). We expect the significant majority of our revenues to continue to be generated in the United States for the foreseeable future. See “Note 11” in our accompanying condensed consolidated financial statements for further information regarding the revenues generated in the countries in which we operate.

Operating Costs and Expenses

The following table presents our operating costs and expenses for the periods presented (in millions):

	Three Months Ended March 31,
	2014	2013	Change	% Change
Costs of revenues	$457.5	$393.1	$64.4	16%
General and administrative	75.3	82.8	(7.5)	(9)%
Amortization of intangible assets	15.2	9.5	5.7	60%
Restructuring costs	11.6	4.8	6.8	NM
(Gain) loss on disposal of assets, net	(0.5)	(1.8)	1.3	72%

NM = not meaningful

The following table represents our operating costs and expenses as a percentage of revenues for the periods presented:

	Three Months Ended March 31,
	2014	2013
Operating costs and expenses:
Costs of revenues	78%	73%
General and administrative	13%	15%
Amortization of intangible assets	3%	2%
Restructuring costs	2%	1%

Operating costs and expenses	96%	91%

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

Costs of revenues for the three months ended March 31, 2014 and 2013 are as follows (in millions):

	Three Months Ended March 31,
	2014	2013	Change	% Change
Costs of revenues:
Personnel costs	$157.7	$161.1	$(3.4)	(2)%
Facilities costs	13.6	13.4	0.2	1%
TAC	150.5	97.6	52.9	54%
Network-related costs	39.2	38.1	1.1	3%
Non-network depreciation and amortization	14.7	15.3	(0.6)	(4)%
Other costs of revenues	81.8	67.6	14.2	21%

Total costs of revenues	$457.5	$393.1	$64.4	16%

The increase in costs of revenues for the three months ended March 31, 2014 as compared to the same period for 2013 was driven by the increase in TAC of $52.9 million, long-lived asset impairment charges of $10.0 million and a $3.5 million increase in sales and use tax expense. The increase in TAC for the three months ended March 31, 2014 as compared to the same period for 2013 was mainly driven by an increase in Third Party Platform advertising revenues and the inclusion of Adap.tv, which resulted in higher variable revenue share payments to our publishing partners of $43.9 million (approximately 70% of this $43.9 million was related to Adap.tv) and an increase in marketing-related efforts on search revenue of $11.3 million. The long-lived asset impairment charges relate mainly to the write-off of capitalized software development costs. The increase in sales and use tax expense is due to the favorable settlement of a tax matter resolved in the first quarter of 2013.

Offsetting these increases in cost of revenues for the three months ended March 31, 2014 as compared to the same period for 2013 was a decrease in personnel related costs of $3.4 million, mainly due to lower headcount, including the declines related to the disposition of Patch partially offset by increases related to recent acquisitions.

General and Administrative

General and administrative expenses decreased $7.5 million for the three months ended March 31, 2014 as compared to the same period for 2013. The decrease was primarily due to declines in marketing and personnel costs resulting from AOL’s continued efficiency efforts.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Amortization of Intangible Assets

The increase in amortization of intangible assets for the three months ended March 31, 2014 as compared to the same period for 2013 is due to increased intangible assets resulting from the recent acquisitions of Adap.tv and Gravity.

Restructuring Costs

As part of our continuing effort to reduce our expenses and invest in areas of strategic focus, we incurred restructuring costs of $11.6 million for the three months ended March 31, 2014. The restructuring expenses were primarily related to involuntary terminations of employees.

Operating Income (Loss)

Operating income decreased $25.7 million for the three months ended March 31, 2014 as compared to the same period in 2013 due to an increase in costs of revenues, restructuring costs and amortization of intangible assets, partially offset by increases in revenues and decreases in general and administrative costs.

Other Income Statement Amounts

The following table presents our other income statement amounts for the periods presented (in millions):

	Three Months Ended March 31,
	2014	2013	Change	% Change
Other income (loss), net	$0.5	$(2.8)	$3.3	N/A
Income tax provision	16.0	21.5	(5.5)	(26)%

Other Income (Loss), Net

Other income, net was $0.5 million for the three months ended March 31, 2014 as compared to other loss, net of $2.8 million for the same period in 2013. The change was mainly due to favorable foreign currency impacts.

Income Tax Provision

We earned income before taxes of $24.7 million and incurred income tax expense of $16.0 million, which resulted in an effective tax rate of 64.8% for the three months ended March 31, 2014, as compared to an effective tax rate of 45.6% for the three months ended March 31, 2013. The effective tax rates for the three months ended March 31, 2014 and 2013 differed from the statutory U.S. federal income tax rate of 35.0% primarily due to the tax impact of foreign losses that did not produce a tax benefit.

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

The following table presents our reconciliation of Adjusted OIBDA to operating income (in millions):

	Three Months Ended March 31,
	2014	2013	Change	% Change
Operating income	$24.2	$49.9	$(25.7)	(52)%
Add: Depreciation	33.4	33.1	0.3	1%
Add: Amortization of intangible assets	15.2	9.5	5.7	60%
Add: Restructuring costs	11.6	4.8	6.8	NM
Add: Equity-based compensation	13.0	9.7	3.3	34%
Add: Asset impairments and write-offs	10.4	0.1	10.3	NM
Add: Losses/(gains) on disposal of assets, net	(0.5)	(1.8)	1.3	72%

Adjusted OIBDA	$107.3	$105.3	$2.0	2%

Adjusted OIBDA increased for the three months ended March 31, 2014 as compared to the same period in 2013 due primarily to the increase in revenues and decline in general and administrative costs, partially offset by the increase in costs of revenues excluding asset impairments and write-offs.

Segment Results of Operations

We have three reportable segments which are determined based on the properties, products and services we provide and how our chief operating decision maker evaluates the business. Our segment results reflect information presented on the same basis that we use for internal management reporting. The segment profitability measure used in our internal management reporting and presented herein is Adjusted OIBDA. See “Note 11” in our accompanying condensed consolidated financial statements for additional information on our segments and a reconciliation of total consolidated Adjusted OIBDA to operating income (loss).

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a summary of segment operating results for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013	Change	% Change
Revenues:
Brand Group	$178.8	$189.6	$(10.8)	(6)%
Membership Group	196.3	211.5	(15.2)	(7)%
AOL Platforms	230.8	160.9	69.9	43%
Corporate and Other	-	0.3	(0.3)	(100)%
Intersegment eliminations	(22.6)	(24.0)	1.4	6%

Total Revenues:	$583.3	$538.3	$45.0	8%

Adjusted OIBDA:
Brand Group	$1.8	$(4.9)	$6.7	N/A
Membership Group	138.0	146.4	(8.4)	(6)%
AOL Platforms	(3.5)	(2.5)	(1.0)	(40)%
Corporate and Other	(29.0)	(33.7)	4.7	14%

Total Adjusted OIBDA:	$107.3	$105.3	$2.0	2%

Brand Group

Brand Group revenue decreased for the three months ended March 31, 2014 as compared to the same period in 2013, reflecting a decrease in global display revenue related to shutdown, disposed or de-emphasized brands, including Patch.

Brand Group Adjusted OIBDA increased for the three months ended March 31, 2014 as compared to the same period in 2013, primarily due to cost savings initiatives, including cost savings associated with the disposition of Patch and the shutdown, disposition and deemphasizing of certain properties.

Membership Group

Membership Group revenue decreased for the three months ended March 31, 2014 as compared to the same period in 2013. The declines were due to the 9% decline in our domestic AOL subscribers, which resulted in a decline in subscription revenue of $15.1 million. This decline was partially offset by an increase in ARPU of 1% for the three months ended March 31, 2014 as compared to the same period in 2013. The increase in ARPU is primarily due to price increases related to our value plan strategy that provides additional features and services to subscribers resulting in $1.4 million in subscription revenue. Membership Group revenue declines were also partially offset by growth in display revenue of $2.4 million, driven by improved inventory pricing on AOL Mail.

Membership Group Adjusted OIBDA decreased for the three months ended March 31, 2014 as compared to the same period in 2013 due to the decrease in revenue discussed above, partially offset by declines in costs associated with the declines in domestic AOL subscribers.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AOL Platforms

AOL Platforms revenue increased for the three months ended March 31, 2014 as compared to the same period in 2013 primarily due to growth in the sale of premium formats across our programmatic platform and by the inclusion of revenue from Adap.tv.

AOL Platforms Adjusted OIBDA decreased for the three months ended March 31, 2014 as compared to the same period in 2013 due to increased investments in our programmatic platforms and premium formats.

Corporate and Other

For the three months ended March 31, 2014 as compared to the same period in 2013, corporate and other Adjusted OIBDA improved primarily driven by lower personnel and marketing costs as a result of AOL’s broader efficiency efforts and a decline in legal costs.

Liquidity and Capital Resources

Current Financial Condition

Historically, the cash we have generated has been sufficient to fund our working capital, capital expenditure and financing requirements. Forecasts of future cash flows are dependent on many factors, including future economic conditions and the execution of our strategy. We believe our existing cash balance, cash flows from operations and the Credit Facility Agreement are sufficient to fund our ongoing working capital, investing and financing requirements, including future repurchases of common stock. During the first quarter of 2014, we borrowed $30 million under the Credit Facility Agreement for general corporate purposes. On May 5, 2014, we borrowed an additional $75 million under the Credit Facility Agreement for the acquisition of Convertro, leaving us with a remaining borrowing capacity of $145 million. We may request an increase in capacity up to an additional $250 million with commitments from either new lenders or increased commitments from existing lenders under the Credit Facility Agreement.

We regularly review our capital structure in light of our strategic growth objectives. We may look to raise additional capital for potential future acquisitions and additional share repurchases through either the capital markets or additional bank financing. Any such additional capital raise would depend on several factors, including market conditions, liquidity needs and our capital allocation priorities. See “Note 5” in our accompanying condensed consolidated financial statements for additional information on the Credit Facility Agreement.

At March 31, 2014, our cash and equivalents totaled $123.5 million, as compared to $207.3 million at December 31, 2013. The decrease in cash and equivalents was primarily due to the acquisition of Gravity. Our cash and equivalents consist of cash and other highly liquid short-term investments that are readily convertible to cash.

Approximately 46% of our cash and equivalents as of March 31, 2014 is held internationally, primarily in Luxembourg, the United Kingdom, Japan, Germany, Denmark and India, and is utilized to fund our foreign operations. Cash held internationally may be repatriated and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe the cash balance in the U.S., in addition to funds available under the Credit Facility Agreement, is sufficient to fund our domestic working capital needs.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary Cash Flow Information

Our cash flows from operations are driven by net income adjusted for non-cash and non-operating items such as depreciation and amortization, asset impairments and write-offs, equity-based compensation expense and other activities impacting net income such as the gains and losses on the sale of assets. Cash flows from investing activities consist primarily of the cash used in the acquisitions of various businesses, cash used for capital expenditures and cash received from the disposal of assets. Capital expenditures and product development costs are mainly for the purchase of computer hardware, software, network equipment, furniture, fixtures and other office equipment. Cash flows from financing activities relate primarily to borrowings under the Credit Facility Agreement, principal payments on capital leases, tax withholdings related to net share settlements of restricted stock units and proceeds from the exercise of stock options.

Operating Activities

The following table presents cash provided by operating activities for the periods presented (in millions):

	Three Months Ended March 31,
	2014	2013
Net income	$8.7	$25.6
Adjustments for non-cash and non-operating items:
Depreciation and amortization	48.6	42.6
Asset impairments and write-offs	10.4	0.1
(Gain) loss on disposal of assets, net	(0.5)	(1.3)
Equity-based compensation	13.0	9.7
Deferred income taxes	12.7	10.7
All other, net, including working capital changes	(69.4)	(46.8)

Cash provided by operating activities	$23.5	$40.6

Cash provided by operating activities decreased $17.1 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to the timing of receipt of a significant prepayment from a large partner in 2013 and partially offset by timing of other working capital.

Investing Activities

The following table presents cash used by investing activities for the periods presented (in millions):

	Three Months Ended March 31,
	2014	2013
Investments and acquisitions, net of cash acquired	$(91.7)	$(5.2)
Proceeds from disposal of assets, net	1.1	-
Capital expenditures and product development costs	(16.9)	(16.6)

Cash used by investing activities	$(107.5)	$(21.8)

Cash used by investing activities was $107.5 million for the three months ended March 31, 2014, as compared to cash used by investing activities of $21.8 million for the three months ended March 31, 2013. The $85.7 million increase in cash used by investing activities is primarily due to the acquisition of Gravity in January of 2014.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financing Activities

The following table presents cash used by financing activities for the periods presented (in millions):

	Three Months Ended March 31,
	2014	2013
Borrowings under the credit facility agreement	$30.0	$-
Principal payments on capital leases	(17.1)	(14.2)
Tax withholdings related to net share settlements of restricted stock units	(14.3)	(9.9)
Proceeds from exercise of stock options	3.5	8.9
Cash dividend equivalent payments on restricted stock units	(2.8)	(2.8)
Other financing activities	0.4	1.9

Cash used by financing activities	$(0.3)	$(16.1)

Cash used by financing activities decreased $15.8 million for the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to the $30.0 million of cash received from borrowing under the Credit Facility Agreement, partially offset by an unfavorable impact from employee equity award activity in Q1 2014 as compared to the prior year.

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

The following table presents our reconciliation of Free Cash Flow to cash provided by operating activities (in millions):

	Three Months Ended March 31,
	2014	2013
Cash provided by operating activities	$23.5	$40.6
Less: Capital expenditures and product development costs	16.9	16.6
Less: Principal payments on capital leases	17.1	14.2

Free Cash Flow	$(10.5)	$9.8

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Free Cash Flow decreased $20.3 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This decrease is primarily due to the decline in cash provided by operating activities, discussed in “Summary Cash Flow Information—Operating Activities” above.

Principal Debt Obligations

As of March 31, 2014, we had outstanding borrowings of $30.0 million under the Credit Facility Agreement which are reflected in the current portion of obligations under capital leases and credit facility on the condensed consolidated balance sheet. See “Note 5” in our accompanying condensed consolidated financial statements for additional information.

Customer Credit Risk

Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed-upon contractual payment obligations. Credit risk originates from sales of advertising and subscription services and is dispersed among many different counterparties. No single customer had a receivable balance at March 31, 2014 greater than 10% of total net receivables.

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

Critical Accounting Policies

Our accompanying condensed consolidated financial statements are prepared in accordance with GAAP, which require management to make estimates, judgments and assumptions that affect the amounts reported in the accompanying condensed consolidated financial statements and the accompanying notes. Management considers an accounting policy to be critical if it is important to our financial condition and results of operations and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by our management. Due to the significant judgment involved in selecting certain of the assumptions used in these areas, it is possible that different parties could choose different assumptions and reach different conclusions. We consider the policies related to the following matters to be critical accounting policies: (a) gross versus net revenue recognition; (b) impairment of goodwill; and (c) income taxes.

For additional information about our other critical accounting policies and our significant accounting policies, see “Item 7—MD&A—Critical Accounting Policies” and “Note 1” to our audited consolidated financial statements in our Annual Report. There have been no significant changes to our critical accounting policies disclosed in our Annual Report for the year ended December 31, 2013.

AOL INC.

PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Accounting Standards Impacting Future Periods

In April 2014, new guidance was issued related to reporting discontinued operations and disclosures of disposals of components of an entity. The new guidance changes the criteria for determining discontinued operations and requires additional disclosures of both discontinued operations and certain other disposals that do not meet the new definition of a discontinued operation. Under the new criteria, a discontinued operation is defined as a component of an entity or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or an acquired business that is classified as held for sale on the date of acquisition. In addition, a company is now permitted to have significant continuing involvement and continuing cash flows with the discontinued operation.

The standard is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals or classifications as held for sale that have not been previously reported. This new guidance will become effective for us in January 2015 but we do not expect it to have a material impact on the way we disclose discontinued operations.

AOL INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2013.

AOL INC.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information we are required to disclose in our financial reports is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to senior management, as appropriate, to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014, at a reasonable assurance level.

Changes to Internal Control Over Financial Reporting

We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; In millions, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues:
Advertising and other	$433.4	$372.5
Subscription	149.9	165.8

Total revenues	583.3	538.3
Costs of revenues	457.5	393.1
General and administrative	75.3	82.8
Amortization of intangible assets	15.2	9.5
Restructuring costs	11.6	4.8
(Gain) loss on disposal of assets, net	(0.5)	(1.8)

Operating income	24.2	49.9
Other income (loss), net	0.5	(2.8)

Income before income taxes	24.7	47.1
Income tax provision	16.0	21.5

Net income	$8.7	$25.6
Net (income) loss attributable to noncontrolling interests	0.6	0.3

Net income attributable to AOL Inc.	$9.3	$25.9

Per share information attributable to AOL Inc. common stockholders:
Basic net income per common share	$0.12	$0.34

Diluted net income per common share	$0.11	$0.32

Shares used in computing basic income per common share	79.6	76.9

Shares used in computing diluted income per common share	84.1	81.1

Comprehensive income attributable to AOL Inc.:
Comprehensive income	$12.6	$21.8
Comprehensive (income) loss attributable to noncontrolling interests	0.4	1.9

Comprehensive income attributable to AOL Inc.	$13.0	$23.7

See accompanying notes.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and equivalents	$123.5	$207.3
Accounts receivable, net of allowances of $9.3 and $8.3, respectively	446.9	491.0
Prepaid expenses and other current assets	40.6	34.1
Deferred income taxes, net	15.2	30.7

Total current assets	626.2	763.1
Property and equipment, net	463.7	467.9
Goodwill	1,407.2	1,361.7
Intangible assets, net	234.0	208.4
Long-term deferred income taxes, net	82.2	110.6
Other long-term assets	88.4	71.7

Total assets	$2,901.7	$2,983.4

Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities:
Accounts payable	$88.4	$101.0
Accrued compensation and benefits	59.4	127.0
Accrued expenses and other current liabilities	171.7	197.3
Deferred revenue	64.1	67.2
Current portion of obligations under capital leases and credit facility	84.6	55.5

Total current liabilities	468.2	548.0
Long-term portion of obligations under capital leases	62.6	56.2
Long-term deferred income taxes	4.2	4.4
Other long-term liabilities	69.3	97.6

Total liabilities	604.3	706.2

Commitments and contingencies (see Note 10)

Redeemable noncontrolling interest (see Note 1)	9.5	9.7

Equity:
Common stock, $0.01 par value, 114.8 million shares issued and 79.9 million shares outstanding as of March 31, 2014 and 114.1 million shares issued and 79.2 million shares outstanding as of December 31, 2013	1.1	1.1
Additional paid-in capital	3,600.2	3,592.7
Accumulated other comprehensive income (loss), net	(286.7)	(290.4)
Accumulated deficit	(84.3)	(93.6)
Treasury stock, at cost, 34.9 million shares as of March 31, 2014 and December 31, 2013	(942.9)	(942.9)

Total stockholders’ equity	2,287.4	2,266.9
Noncontrolling interest	0.5	0.6

Total equity	2,287.9	2,267.5

Total liabilities, redeemable noncontrolling interest and equity	$2,901.7	$2,983.4

See accompanying notes.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; In millions)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net income	$8.7	$25.6
Adjustments for non-cash and non-operating items:
Depreciation and amortization	48.6	42.6
Asset impairments and write-offs	10.4	0.1
(Gain) loss on disposal of assets, net	(0.5)	(1.3)
Equity-based compensation	13.0	9.7
Deferred income taxes	12.7	10.7
Other non-cash adjustments	0.7	4.8
Changes in operating assets and liabilities, net of acquisitions	(70.1)	(51.6)

Cash provided by operating activities	23.5	40.6

Investing Activities
Investments and acquisitions, net of cash acquired	(91.7)	(5.2)
Proceeds from disposal of assets, net	1.1	-
Capital expenditures and product development costs	(16.9)	(16.6)

Cash used by investing activities	(107.5)	(21.8)

Financing Activities
Borrowings under the credit facility agreement	30.0	-
Principal payments on capital leases	(17.1)	(14.2)
Tax withholdings related to net share settlements of restricted stock units	(14.3)	(9.9)
Proceeds from exercise of stock options	3.5	8.9
Cash dividend equivalent payments on restricted stock units	(2.8)	(2.8)
Other financing activities	0.4	1.9

Cash used by financing activities	(0.3)	(16.1)

Effect of exchange rate changes on cash and equivalents	0.5	(1.5)
(Decrease) increase in cash and equivalents	(83.8)	1.2
Cash and equivalents at beginning of period	207.3	466.6

Cash and equivalents at end of period	$123.5	$467.8

Supplemental disclosures of cash flow information
Cash paid for interest	$1.8	$1.4

Cash paid for income taxes	$0.7	$3.6

See accompanying notes.

AOL INC.

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited; In millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Accumulated Deficit	Treasury Stock, at Cost		Non- Controlling Interest	Total Equity

	Shares	Amount				Shares	Amount
Balance at December 31, 2012	76.6	$1.1	$3,457.5	$(294.1)	$(188.0)	(33.5)	$(838.4)	$(0.3)	$2,137.8
Net income (loss)	-	-	-	-	25.9	-	-	(0.2)	25.7
Foreign currency translation adjustments	-	-	-	(2.2)	-	-	-	-	(2.2)

Comprehensive income (loss)	-	-	-	(2.2)	25.9	-	-	(0.2)	23.5
Amounts related to equity-based compensation, net of tax withholdings	-	-	5.1	-	-	-	-	-	5.1
Issuance of common stock	0.7	-	8.9	-	-	-	-	-	8.9
Other	-	-	-	-	1.8	-	-	-	1.8

Balance at March 31, 2013	77.3	$1.1	$3,471.5	$(296.3)	$(160.3)	(33.5)	$(838.4)	$(0.5)	$2,177.1

Balance at December 31, 2013	79.2	$1.1	$3,592.7	$(290.4)	$(93.6)	(34.9)	$(942.9)	$0.6	$2,267.5
Net income (loss)	-	-	-	-	9.3	-	-	(0.2)	9.1
Unrealized gain on equity method investments	-	-	-	0.8	-	-	-	-	0.8
Foreign currency translation adjustments	-	-	-	2.9	-	-	-	-	2.9

Comprehensive income (loss)	-	-	-	3.7	9.3	-	-	(0.2)	12.8
Contributions from noncontrolling interest owners	-	-	-	-	-	-	-	0.1	0.1
Amounts related to equity-based compensation, net of tax withholdings (see Note 7)	-	-	3.9	-	-	-	-	-	3.9
Issuance of common stock	0.7	-	3.6	-	-	-	-	-	3.6

Balance at March 31, 2014	79.9	$1.1	$3,600.2	$(286.7)	$(84.3)	(34.9)	$(942.9)	$0.5	$2,287.9

See accompanying notes.

AOL INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

For a description of the business of AOL Inc. (“AOL” or the “Company”), see “Note 1” to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”).

Basis of Presentation

Reclassifications

Advertising revenues and other revenues have been combined for all periods into a single advertising and other revenues line in the condensed consolidated statement of comprehensive income, given the immateriality of other revenues to total revenues for all periods presented.

Basis of Consolidation

The condensed consolidated financial statements include 100% of the assets, liabilities, revenues, expenses and cash flows of AOL and all voting interest entities in which AOL has a controlling voting interest (“subsidiaries”) and variable interest entities in which AOL is the primary beneficiary in accordance with the consolidation accounting guidance. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation. The consolidated balances of the Company’s variable interest entities are not material to the Company’s condensed consolidated financial statements for the periods presented.

The financial position and operating results of the majority of AOL’s foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included in the condensed consolidated balance sheet as a component of accumulated other comprehensive income (loss), net and in the condensed consolidated statement of comprehensive income (loss) as a component of other comprehensive income (loss), net of tax.

Redeemable Noncontrolling Interest

The noncontrolling interest in a joint venture between Mitsui & Company Ltd. and AOL (“Ad.com Japan”) is classified outside of permanent equity in the Company’s condensed consolidated balance sheet for all periods presented due to a redemption right available to the noncontrolling interest holder in the future. The noncontrolling interest holder’s right to redeem its stock is exercisable any time between July 1 and July 30 of any year, commencing with July 1, 2014. Net income in the condensed consolidated statements of comprehensive income (loss) reflects 100% of the results of Ad.com Japan for the three months ended March 31, 2014 and 2013 as the Company has a controlling financial interest in the entity. Net income is subsequently adjusted to exclude AOL’s noncontrolling interests to arrive at net income attributable to AOL Inc.

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, judgments and assumptions that affect the amounts reported

AOL INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

in the condensed consolidated financial statements and footnotes thereto. Actual results could differ from those estimates. Significant estimates inherent in the preparation of the condensed consolidated financial statements include asset impairments, reserves established for doubtful accounts, equity-based compensation, depreciation and amortization, business combinations, income taxes, litigation matters and contingencies.

Interim Financial Statements

The interim condensed consolidated financial statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, the results of operations and cash flows for the periods presented in conformity with GAAP applicable to interim periods. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of AOL in the Annual Report.

Summary of Significant Accounting Policies

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

Recent Accounting Standards

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

The new guidance became effective for us in January 2014. The new guidance does not have a material impact on the way we currently release cumulative translation adjustments into net income upon disposition or deconsolidation of a subsidiary.

Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, new guidance was issued related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The objective of the new guidance is to eliminate the diversity in financial statement reporting practices by requiring the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of uncertain tax positions.

The new guidance became effective for us in January 2014 and resulted in the offsetting of approximately $28 million of our uncertain tax positions against deferred tax assets.

AOL INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For each of the three months ended March 31, 2014 and 2013, the Company had 1.0 million of weighted-average potentially dilutive common shares that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive for those periods.

The following table is a reconciliation of basic and diluted net income attributable to AOL common stockholders per common share (in millions, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Net income attributable to AOL Inc. common stockholders	$9.3	$25.9

Shares used in computing basic income per common share	79.6	76.9
Dilutive effect of equity-based awards	4.5	4.2

Shares used in computing diluted income per common share	84.1	81.1

Basic net income per common share	$0.12	$0.34

Diluted net income per common share	$0.11	$0.32

AOL INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—GOODWILL

A summary of changes in the Company’s goodwill during the three months ended March 31, 2014 is as follows (in millions):

	December 31, 2013	Acquisitions	Dispositions	Impairments	Translation and Other Adjustments	March 31, 2014
Brand Group
Gross Goodwill	$283.5	$46.5	$(1.9)	$-	$-	$328.1

Net Goodwill	283.5	46.5	(1.9)	-	-	328.1

Membership Group
Gross Goodwill	605.0	-	-	-	0.3	605.3

Net Goodwill	605.0	-	-	-	0.3	605.3

AOL Platforms
Gross Goodwill	473.2	-	-	-	0.6	473.8

Net Goodwill	473.2	-	-	-	0.6	473.8

Patch
Gross Goodwill	17.5	-	(17.5)	-	-	-
Impairments	(17.5)	-	17.5	-	-	-

Net Goodwill	-	-	-	-	-	-

Corporate and Other
Gross Goodwill	35,625.1	-	-	-	-	35,625.1
Impairments	(35,625.1)	-	-	-	-	(35,625.1)

Net Goodwill	-	-	-	-	-	-

Consolidated
Gross Goodwill	37,004.3	46.5	(19.4)	-	0.9	37,032.3
Impairments	(35,642.6)	-	17.5	-	-	(35,625.1)

Net Goodwill	$1,361.7	$46.5	$(1.9)	$-	$0.9	$1,407.2

The increase in goodwill for the three months ended March 31, 2014 was due primarily to the acquisition of Project Rover, Inc., dba Gravity (“Gravity”), a company incorporated and registered in Delaware, during the first quarter of 2014. See “Note 4” for additional information on this transaction.

NOTE 4—BUSINESS ACQUISITIONS, DISPOSITIONS AND OTHER SIGNIFICANT TRANSACTIONS

Acquisition of Gravity

On January 23, 2014, the Company acquired Gravity, a company that provides content personalization technology and publisher solutions to create relevant consumer and advertiser experiences, for a purchase price of $83.2 million, net of cash acquired. An additional $7.6 million of cash consideration was deferred and will be paid over a two-year service period to certain Gravity employees. The purchase price includes $0.8 million related to the portion of the fair value of converted Gravity awards that was attributable to pre-acquisition service. An additional $5.9 million of fair value of unvested AOL restricted stock issued to Gravity employees is being recognized as equity-based compensation expense over the remaining award service periods.

AOL INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company preliminarily recorded $46.5 million of goodwill (which is not deductible for tax purposes) and $40.4 million of intangible assets associated with this acquisition. The intangible assets associated with this acquisition consist primarily of technology, customer relationships and trade names, all of which are being amortized on a straight-line basis over a period of five years. The fair value of the significant identified intangible assets was estimated by using relief from royalty and multi-period excess earnings valuation methodologies, which represent level 3 fair value measurements. Inputs used in the methodologies primarily included projected future cash flows, discounted at a rate commensurate with the risk involved. The primary area where preliminary estimates are not yet finalized relates to deferred tax assets and liabilities.

Unaudited pro forma results of operations assuming this acquisition had taken place at the beginning of each period are not provided because the historical operating results of Gravity were not significant and pro forma results would not be significantly different from reported results for the periods presented.

Disposition of Patch

On January 29, 2014, the Company entered into a joint venture with DMEP Corp. dba Hale Global (“Hale Global”), whereby the Company contributed Patch into a new limited liability company, which will be operated and majority owned by Hale Global. The Company recorded a loss on disposition of $3.1 million, which primarily represents the difference between the $12.8 million fair value of the Company’s 40% retained interest in Patch and the carrying value of contributed net assets. The loss on disposition is included in the loss on disposal of assets in the Company’s condensed consolidated statement of comprehensive income (loss). The fair value of the Company’s retained interest in the joint venture will be accounted for as an equity method investment. Due to the Company’s significant continuing involvement with the joint venture, the disposed component did not meet the criteria to be classified as a discontinued operation in the Company’s financial statements.

Acquisition of Convertro

On May 6, 2014, the Company entered into an agreement and a plan of merger with Convertro Inc. (“Convertro”). Convertro is a leading software as a service marketing technology company that helps marketers reallocate budgets within their media channels, sites, placements and creatives. The integration of Convertro technology is expected to enhance the ability of advertisers to customize their audience segments and establish a map of user journey to a particular event across media channels (e.g., a conversion, completion), thereby enabling the Company’s advertisers to develop a media plan that maximizes return on ad spend across various media channels.

AOL acquired Convertro for estimated aggregate purchase consideration of approximately $101 million, subject to a reduction for indebtedness and transaction expenses of Convertro that remain unpaid as of closing. The Company borrowed $75 million under its senior secured revolving credit facility agreement (the “Credit Facility Agreement”) to facilitate funding of this acquisition.

NOTE 5—LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Revolving Credit Facility

On July 1, 2013, AOL entered into a $250 million Credit Facility Agreement. Under the terms of the Credit Facility Agreement, AOL may request an increase in the commitments of up to an additional $250 million with commitments from either new lenders or increased commitments from existing lenders, subject to the satisfaction

AOL INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of certain conditions. The Credit Facility Agreement is guaranteed by all of AOL’s material domestic subsidiaries, as defined in the Credit Facility Agreement, and substantially all of the property and assets of AOL have been pledged as collateral, subject to customary exceptions.

Interest on borrowings under the Credit Facility Agreement is payable at rates per annum equal to, at the option of AOL: (1) a fluctuating base rate equal to JPMorgan’s adjusted base rate (“ABR”) plus the applicable margin, or (2) a periodic fixed rate equal to the Eurodollar rate plus the applicable margin. The ABR will be the highest of (i) the federal funds rate plus 0.5%, (ii) JPMorgan’s publicly announced prime rate, and (iii) one-month LIBOR plus 1.0%. The applicable margin relating to any Eurodollar loan is 2.0% and the applicable margin relating to any ABR loan is 1.0%. AOL is required to pay a commitment fee of 0.50% per annum based on the unused portion of the commitments under the Credit Facility Agreement.

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

All amounts outstanding under the Credit Facility Agreement will be due and payable on July 1, 2018, and the commitments thereunder will terminate on such date. The Company intends to use borrowings under the Credit Facility Agreement for general corporate purposes. As of March 31, 2014, AOL had outstanding borrowings of $30 million under the Credit Facility Agreement and remaining borrowing capacity of $220 million. The outstanding borrowings as of March 31, 2014 are subject to the Eurodollar interest option resulting in a weighted-average interest rate of 2.125%. The Company intends to repay the $30 million current outstanding borrowings within the next twelve months, and therefore the liability is reflected in the current portion of obligations under capital leases and credit facility on the condensed consolidated balance sheet.

NOTE 6—INCOME TAXES

The Company earned income before income tax of $24.7 million and incurred income tax expense of $16.0 million, which resulted in an effective tax rate of 64.8% for the three months ended March 31, 2014, as compared to an effective tax rate of 45.6% for the three months ended March 31, 2013. The effective tax rates for the three months ended March 31, 2014 and 2013 differed from the statutory U.S. federal income tax rate of 35.0% primarily due to the tax impact of foreign losses that did not produce a tax benefit.

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

AOL INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2014, the Company recorded a $3.9 million increase to additional paid-in capital as a result of equity-based compensation transactions. Included in this amount was $13.0 million related to expense incurred under AOL’s equity-based compensation plan and $0.8 million related to a portion of the fair value of converted Gravity awards that was included in the purchase price, partially offset by a reduction of $9.9 million related to tax withholdings on the vesting of restricted stock units (“RSUs”).

NOTE 8—EQUITY-BASED COMPENSATION

Equity-Based Compensation Expense

Compensation expense recognized by AOL related to its equity-based compensation plans is as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Stock options	$2.3	$3.2
Restricted stock, RSUs and PSUs	10.3	6.1
Employee Stock Purchase Program	0.4	0.4

Total equity-based compensation expense	$13.0	$9.7

Tax benefit recognized	$5.1	$3.8

As of March 31, 2014, the Company had 6.4 million stock options and 4.1 million restricted stock, RSUs and Performance Stock Units (“PSUs”) outstanding to employees, advisors and non-employee directors. The weighted-average exercise price of the stock options and the weighted-average grant date fair value of the restricted stock, RSUs and PSUs outstanding as of March 31, 2014 were $22.51 and $38.79, respectively.

As of March 31, 2014, total unrecognized compensation cost related to unvested AOL stock option awards was $17.3 million and is expected to be recognized over a weighted-average period of approximately 2.3 years. Total unrecognized compensation cost as of March 31, 2014 related to unvested restricted stock, RSUs and PSUs was $109.4 million and is expected to be recognized over a weighted-average period of approximately 2.4 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation expense related to these awards will be different from the Company’s expectations.

AOL Stock Options

The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value AOL stock options at their grant date for stock options granted during the periods presented:

	Three Months Ended March 31,
	2014	2013
Expected volatility	39.3%	36.9%
Expected term to exercise from grant date	4.95 years	5.00 years
Risk-free rate	1.5%	0.9%
Expected dividend yield	0.0%	0.0%

AOL INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—RESTRUCTURING COSTS

As part of the Company’s continuing effort to reduce its expenses and invest in areas of strategic focus, the Company incurred restructuring costs of $11.6 million for the three months ended March 31, 2014.

A summary of AOL’s restructuring activity for the three months ended March 31, 2014 is as follows (in millions):

	Employee Terminations	Other Exit Costs	Total
Liability at December 31, 2013	$15.7	$0.8	$16.5
Restructuring expense	11.2	0.4	11.6
Foreign currency translation and other adjustments	(0.3)	(0.2)	(0.5)
Cash paid	(13.6)	(0.3)	(13.9)

Liability at March 31, 2014	$13.0	$0.7	$13.7

At March 31, 2014, of the remaining liability of $13.7 million, $13.5 million was classified as a current liability within accrued expenses and other current liabilities, with the remaining $0.2 million classified within other long-term liabilities in the condensed consolidated balance sheets. Amounts classified as long-term are expected to be paid through 2016.

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

Security Incident

On April 28, 2014, the Company announced a security incident that involved unauthorized access to its network and systems (the “security incident”).

As a result of its ongoing investigation of the security incident, the Company has determined that there was unauthorized access to information regarding a significant number of user accounts. This information included AOL users’ email addresses, postal addresses, address book contact information, encrypted passwords and encrypted answers to security questions that the Company asks when a user resets his or her password, as well as certain employee information. The Company believes that the individuals or entities have used this contact information to send “spoofed” emails that appeared to come from roughly 2% of its email accounts. The Company currently has no indication that the encryption on the passwords or on the answers to security questions

AOL INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

was broken. In addition, at this point in the investigation, there is no indication that this incident resulted in disclosure of users’ financial information, including debit and credit cards, which is also fully encrypted. The Company is working with best-in-class external forensic experts and federal authorities to investigate this serious criminal activity.

The Company is in an early stage of its ongoing investigation, and is currently unable to reasonably estimate a range of potential losses or costs due to the security incident, or whether or not such losses or costs would be material. To date, the Company does not have any indication that it will incur a material loss associated with the security incident. The Company will continue to evaluate whether or not it can reasonably estimate a range of potential losses as the investigation progresses.

NOTE 11—SEGMENT INFORMATION

The Company’s segments are determined based on the properties, products and services it provides and how the chief operating decision maker (“CODM”) evaluates the business. The Company’s chief executive officer is the Company’s CODM for the three months ended March 31, 2014.

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

Segment information for the three months ended March 31, 2014 and 2013 is as follows (in millions):

	Brand Group	Membership Group	AOL Platforms	Corporate and Other	Consolidated Total
Three Months Ended March 31, 2014
Revenues from external customers
Advertising and other	$165.9	$38.3	$229.2	$-	$433.4
Subscription	-	149.9	-	-	149.9
Revenues from transactions with other segments	12.9	8.1	1.6	(22.6)	-

Total revenues	$178.8	$196.3	$230.8	$(22.6)	$583.3

Adjusted OIBDA	$1.8	$138.0	$(3.5)	$(29.0)	$107.3

Three Months Ended March 31, 2013
Revenues from external customers
Advertising and other	$175.9	$37.8	$158.5	$0.3	$372.5
Subscription	-	165.8	-	-	165.8
Revenues from transactions with other segments	13.7	7.9	2.4	(24.0)	-

Total revenues	$189.6	$211.5	$160.9	$(23.7)	$538.3

Adjusted OIBDA	$(4.9)	$146.4	$(2.5)	$(33.7)	$105.3

AOL INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s reconciliation of Adjusted OIBDA to operating income (in millions):

	Three Months Ended March 31,
	2014	2013
Operating income	$24.2	$49.9
Add: Depreciation	33.4	33.1
Add: Amortization of intangible assets	15.2	9.5
Add: Restructuring costs	11.6	4.8
Add: Equity-based compensation	13.0	9.7
Add: Asset impairments and write-offs	10.4	0.1
Add: Losses/(gains) on disposal of assets, net	(0.5)	(1.8)

Adjusted OIBDA	$107.3	$105.3

Due to the nature of the Company’s operations, a majority of its assets are utilized across all segments. In addition, segment assets are not reported to, or used by, the CODM function to allocate resources or assess performance of the Company’s segments. Accordingly, the Company has not disclosed asset information by segment.

Information about Geographical Areas

The following table presents revenues in different geographical locations (in millions):

	Three Months Ended March 31,(a)
	2014	2013
United States	$522.5	$477.0
United Kingdom	21.0	24.7
Germany	11.6	9.0
Canada	9.6	11.0
Japan	8.2	9.1
Other international	10.4	7.5

Total international	60.8	61.3

Total	$583.3	$538.3

(a)	Revenues are attributed to countries based on the location of customers.

AOL INC.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See “Part I – Item 1 – Financial Statements – Note 10 Commitments and Contingencies” for information about our legal proceedings.

AOL INC.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We are including two updated Risk Factors with this report to provide additional information on risks or uncertainties that could affect the forward-looking statements included in this report. On April 28, 2014, we announced the security incident. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The security incident could result in our products and services being perceived as unsecure, and consumers and customers may curtail or stop using our products and services, and we may incur significant legal and financial costs. If our efforts to protect the security of our network as well as our consumer and customer data are unsuccessful, future issues could result in significant costs, including government enforcement actions and private litigation, and our business and reputation could be adversely affected.

On April 28, 2014, we announced the security incident. As a result of our investigation of the security incident, we have determined that there was unauthorized access to information regarding a significant number of user accounts. This information included AOL users’ email addresses, postal addresses, address book contact information, encrypted passwords and encrypted answers to security questions that we ask when a user resets his or her password, as well as certain employee information. We believe that the individuals or entities have used this contact information to send “spoofed” emails that appeared to come from roughly 2% of our email accounts. We have no indication that the encryption on the passwords or on the answers to security questions was broken. In addition, at this point in the investigation, there is no indication that this incident resulted in disclosure of users’ financial information, including debit and credit cards, which is also fully encrypted. We are working with best-in-class external forensic experts and federal authorities to investigate this serious criminal activity.

The ongoing investigation of the security incident is at an early stage, and accordingly, no assurance can be given that the results of the investigation will not result in an adverse effect on our business, consumer dissatisfaction, damage to our brands, legal costs or liability, and a loss of consumers or revenues.

If our network and data security measures are breached, our products and services may be perceived as not being secure, consumers and customers may curtail or stop using our products and services, and we may incur significant legal and financial costs.

Our products and services involve the storage and transmission of our consumers’ and customers’ personal and proprietary information in our facilities and on our equipment, networks and corporate systems. Network and data security breaches expose us to a risk of loss of this information, litigation, remediation costs, increased costs for security measures, loss of revenue, damage to our reputation, and potential liability. Network and data security breaches or unauthorized access have resulted in and may in the future result in a combination of significant legal and financial costs, increased remediation and other costs, damage to our reputation and a loss of confidence in the security of our products, services and networks that could have an adverse effect on our business. We take steps to prevent unauthorized access to our network and consumer and customer data and corporate systems, however, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a triggering event, we may be unable to anticipate these techniques or implement adequate preventative measures. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise network and data security. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our team members and contractors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Concurrent with the closing of the Credit Facility Agreement, the Company announced on July 8, 2013, that the Board approved a $150 million stock repurchase authorization (the “New Repurchase Program”). The stock

AOL INC.

PART II. OTHER INFORMATION

repurchases may be made from time to time over the twelve months following the announcement of the New Repurchase Program, depending on market conditions, share price and other factors. The repurchases may be made in accordance with applicable securities laws in the open market, in block trades, pursuant to pre-arranged trading plans or other wise and may include derivative transactions.

No shares were repurchased under the New Repurchase Program for the three months ended March 31, 2014. $115 million in shares may yet be purchased under the New Repurchase Program as of March 31, 2014.

ITEM 6.	EXHIBITS

See the Exhibit Index immediately following the signature page of this Quarterly Report.

AOL INC.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2014.

AOL INC.

By	/s/ Karen Dykstra
Name:	Karen Dykstra
Title:	Chief Financial and Administrative Officer

AOL INC.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Registrant filed with the Secretary of State of the State of Delaware on December 9, 2009.		8-K	3.1	12/11/09

3.2	Amended and Restated By-laws of the Registrant.		8-K	3.2	12/11/09

4.1	Specimen Common Stock Certificate of Registrant.		8-K	4.1	12/11/09

10.1*	Project Rover, Inc. 2009 Equity Incentive Plan.		S-8	4.4	2/19/14

10.2*	AOL Inc. 2014 Gravity Acquisition Stock Incentive Plan, amended and restating the Project Rover, Inc. 2009 Equity Incentive Plan.		S-8	4.6	2/19/14

10.3*	AOL Inc. 2014 Annual Bonus Plan – U.S., Amended and Restated Effective as of January 1, 2014.	X

10.4*	Form of SPSU Award Agreement, effective January 1, 2014.	X

10.5*	Form of Notice of SPSU Award (covered employee), effective January 1, 2014.	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†	X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013, (ii) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2014 and 2013 and (v) Notes to Condensed Consolidated Financial Statements. ††	X

*	Management contract or compensatory plan or arrangement.

†	This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.