Form 10-Q
period 2014-06-30
AOL Inc.
filed 2014-08-06
CIK 1468516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number 001-34419
_____________________________________________
AOL INC.
(Exact name of registrant as specified in its charter)
_____________________________________________

Delaware	20-4268793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

770 Broadway New York, NY	10003
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 212-652-6400
_____________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2014, the number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding was 78,668,766.

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

•	Results of operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2014 and 2013.

•
Liquidity and capital resources. This section provides a discussion of our current financial condition and an analysis of our cash flows for the six months ended June 30, 2014 and 2013. This section also provides an update to the discussion in our Annual Report of our customer credit risk and includes a discussion of the amount of financial capacity available to fund our future commitments and ongoing operating activities.

•
Critical accounting policies. This section identifies those accounting policies that are considered important to our results of operations and financial condition and require significant judgment and estimates on the part of management.

Overview
Our Business
We are a leading global media and technology company with a substantial worldwide audience and a suite of digital brands, products and services that we offer to consumers, advertisers, publishers and subscribers. We are focused on attracting and engaging consumers by creating and offering high quality branded online content, products and services and providing valuable advertising services on both our owned and operated properties and third-party websites. We market our offerings to advertisers on both AOL Properties and on third party properties (the “Third Party Platform,” previously referred to as Third Party Network). AOL Properties include our owned and operated content, products and services in the Membership Group and Brand Group segments, which are each described in further detail below. AOL Properties also include co-branded websites owned or operated by third parties for which certain criteria have been met, including the requirement that the internet traffic has been assigned to us. Through AOL Platforms (previously referred to as AOL Networks), we provide third party publishers with premium products and services, such as video and custom content production, intended to make their websites attractive to brand advertisers, in addition to offering ad serving and sales of third party advertising inventory. Our AOL subscription service, which we offer consumers in the United States for a monthly fee, is a valuable distribution channel for AOL Properties.

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
Brand Group
The Brand Group consists of our portfolio of distinct and unique content and certain service brands. The results for this segment include the performance of our advertising offerings on a number of owned and operated sites, such as AOL.com, The Huffington Post, TechCrunch and MapQuest. The Brand Group also includes co-branded websites owned or operated by third parties for which certain criteria have been met, including the requirement that the internet traffic has been assigned to us.
We generate advertising revenues from the Brand Group through the sale of display and search advertising. Display advertising revenue is generated by the display of graphical advertisements and other performance-based advertising. We offer advertisers marketing and promotional opportunities to purchase specific placements of advertising directly on sites within the Brand Group (i.e., in particular locations and on specific dates). In addition, we offer advertisers the opportunity to bid on unreserved advertising inventory on Brand Group sites utilizing our proprietary scheduling, optimization and delivery technology. We collectively refer to revenue associated with these offerings as premium display advertising revenue. Finally, advertising inventory on Brand Group sites not sold directly to advertisers, as described above, may be included for sale to advertisers with inventory purchased from third-party publishers through AOL Platforms. Amounts received from external customers for inventory sold through AOL Platforms are recognized in AOL Platforms with a corresponding intersegment traffic acquisition costs (“TAC”) charge. An amount equal to the TAC charge for these transactions, reflecting the revenue net of the margin retained by AOL Platforms, is then reflected as intersegment revenue within the Brand Group. Search advertising revenue is generated when a consumer clicks on a text-based advertisement on Brand Group sites. These text-based advertisements are either generated from a consumer-initiated search query or placed on sites targeted by advertisers based on the content of the websites. While the majority of our search revenues are reflected within the Brand Group, there are also search revenues within the Membership Group for search offerings provided in that segment.
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
In addition, we offer new products and services that are either third party or AOL-developed products. We earn performance-based fees in relation to marketing third party products and services. We offer these products to our current and former subscribers as well as other internet consumers. As with the Brand Group, advertising inventory on Membership Group sites not sold directly to advertisers may be included for sale to advertisers through AOL Platforms and is reflected as intersegment revenue within the Membership Group. Search offerings are also provided on Membership Group properties.

AOL Platforms
AOL Platforms consists of interconnected programmatic, video and premium advertising offerings that advertisers and publishers use to reach consumers across all devices (i.e., desktop, mobile, tablet and internet-enabled television) and includes formats such as display, video and social. AOL Platforms offerings enable publishers and advertisers to utilize Third Party Platform inventory as well as AOL’s inventory within the Brand Group and Membership Group sold by AOL Platforms. The results for this segment include the performance of Advertising.com, AOP, Adap.tv, Marketplace, ADTECH, AOL On, Be On and Pictela. We generate advertising revenues on AOL Platforms through the sale of advertising on third party websites and from advertising inventory on AOL Properties not sold directly to advertisers, as described above.

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
We have different cost structures within our advertising operations. In order to generate advertising revenues on AOL Platforms, we have historically had to incur higher TAC as compared to advertising revenues generated on Brand Group or Membership Group properties. While a majority of the costs associated with generating advertising revenues on AOL Platforms are variable, a majority of costs associated with generating advertising revenues on Brand Group and Membership Group properties are fixed. Therefore, to the extent we can generate higher revenues on Brand Group and Membership Group properties where we expect higher incremental margins, the increase in adjusted operating income before depreciation and amortization (“Adjusted OIBDA”) will be greater than it would be with an equivalent increase in advertising revenues on AOL Platforms. Similarly, we have recently increased our marketing efforts related to search in order to drive increased usage of our search products across the internet.  Due to the higher TAC incurred associated with these additional marketing efforts, search revenue generated as a result of these marketing efforts results in a lower margin than revenue generated by a user coming directly to our products.
We believe that video enhancements across our owned and operated properties and third party websites can enhance our advertising product offerings and increase monetization and distribution of our content. We seek to launch new format enhancements, increase advertiser adoption of these formats and attract additional publishers. We aim to create products that will deepen our relationships with existing advertisers and attract new advertisers by providing them with effective and efficient means of reaching targeted audiences through premium video experiences. We remain focused on the continued expansion of our video platform for both our properties and our partners. We believe the recent acquisition of Adap.tv is an integral part of this strategy. Advertisers, agencies and publishers use Adap.tv globally to buy and sell video advertising inventory both programmatically and on a managed-services basis across desktop, mobile and internet-enabled televisions. Through Adap.tv’s video platform we can offer advertisers, publishers and agencies a means of planning, buying and measuring video advertising programmatically across the internet, television and mobile video. We are rapidly integrating Adap.tv into AOL Platforms, in order to maximize the strength and efficiency of our advertising solutions to advertisers, publishers and agencies.

Recent Developments

Acquisition of Convertro
On May 6, 2014, we acquired Convertro Inc. (“Convertro”), a leading attribution modeling technology company that helps marketers reallocate budgets within their media channels, sites, placements and creatives. The integration of Convertro technology is expected to enhance the ability of advertisers to customize their audience segments and establish a map of user journey to a particular event across media channels (e.g., a conversion, completion), thereby enabling our advertisers to develop a media plan that maximizes return on ad spend across various media channels.
We acquired Convertro for estimated aggregate purchase consideration of approximately $98.5 million, net of cash acquired. We borrowed $75 million under our $250 million senior secured revolving credit facility agreement (the “Credit Facility Agreement”) to facilitate funding of this acquisition. See "Note 4" in our accompanying condensed consolidated financial statements for additional information about this acquisition.

AOL INC.
PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revolving Credit Facility
As of June 30, 2014, we had outstanding borrowings of $105.0 million under our Credit Facility Agreement. The outstanding borrowings are subject to the Eurodollar interest option, resulting in an interest rate of 2.25% as of June 30, 2014. The Credit Facility Agreement has remaining borrowing capacity of $145 million as of June 30, 2014.
On August 4, 2014, we repaid $30 million of borrowings under the Credit Facility Agreement, leaving a remaining balance of $75 million as of that date.

2014 Stock Repurchase Program
On July 28, 2014, our Board of Directors (the "Board") approved a new stock repurchase program (the "2014 Stock Repurchase Program"), which authorizes us to repurchase up to $150 million of our outstanding shares of common stock from time to time over the twelve months following the announcement of the program, depending on market conditions, share price and other factors. The repurchases may be made in accordance with applicable securities laws in the open market, in block trades, pursuant to pre-arranged trading plans or otherwise and may include derivative transactions. The 2014 Stock Repurchase Program may be suspended or discontinued at any time. There have been no repurchases under the 2014 Stock Repurchase Program to date.

During the three months ended June 30, 2014, we repurchased a total of 1.6 million shares under the stock repurchase program announced on July 8, 2013 (the "July 2013 Stock Repurchase Program") at a weighted-average price of $36.84 per share (approximately $58.6 million). See "Note 7" in our accompanying condensed consolidated financial statements for more information on the July 2013 Stock Repurchase Program.

Sale of Dulles Technology Center
On July 30, 2014, we completed the sale of a data center property located in Virginia for cash of approximately $33.1 million, net of costs to sell the property. The proceeds will be used for general corporate purposes. We recorded an immaterial impairment on the assets reclassified as held for sale during the three months ended June 30, 2014.
Key Metrics
Key indicators to understanding our operating results include:

•	Growth of advertising revenues, net of traffic acquisition costs;

•	Unique visitors to AOL Properties;

•	Moderation of subscription revenue declines; and

•	Our ability to manage our cost structure.
Audience Metrics
We utilize unique visitor numbers to evaluate our performance, as unique visitor numbers provide an indication of our consumer reach. Although our consumer reach does not correlate directly to advertising revenue, we believe that our ability to broadly reach diverse demographic and geographic audiences is attractive to brand advertisers seeking to promote their brands to a variety of consumers without having to partner with multiple content providers. Multi-platform unique visitor metrics represent a measure of AOL Properties’ unduplicated audience across all digital platforms. Desktop unique visitors to AOL Properties represent the estimated number of individuals who visited any content of a website or application owned by AOL or for which the traffic has been assigned to AOL by the owner during the applicable measurement period.

AOL INC.
PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AOL Properties unique visitor numbers include unique visitors attributable to co-branded websites owned by third parties for which certain criteria have been met, including the requirement that the internet traffic has been assigned to us. For the three months ended June 30, 2014, approximately 8.5% of our desktop unique visitors to AOL Properties were attributable to co-branded websites owned by third parties where the internet traffic was assigned to us, compared to approximately 8.4% for the three months ended June 30, 2013.
The source for our unique visitor information is a third party (comScore Media Metrix).
The following table presents our unique visitor metrics for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Domestic average monthly multi-platform unique visitors to AOL Properties	171	144	171	140*
Domestic average monthly desktop unique visitors to AOL Properties	108	116	111	114

* Six months ended June 30, 2013 represents a monthly average for February through June 2013, as comScore only began reporting the multi-platform metric in February 2013.

Subscriber Metrics
The number of domestic AOL subscribers was 2.3 million and 2.6 million at June 30, 2014 and 2013, respectively. Average monthly subscription revenue per AOL subscriber (“ARPU”) was $20.86 and $20.14 for the three and six months ended June 30, 2014 compared to $20.03 and $19.63 for the three and six months ended June 30, 2013. We include in our subscriber numbers individuals, households and entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL access service. Our subscriber numbers include subscribers participating in introductory free-trial periods and subscribers that are paying no monthly fees or reduced monthly fees through member service and retention programs. Individuals who have only registered for our free offerings, including subscribers who have migrated from paid subscription plans, are not included in the AOL subscriber numbers. Additionally, only those individuals whose subscription includes AOL-brand dial-up access service are included in the AOL subscriber numbers. Subscribers to our subscription access service also contribute to our ability to generate advertising revenues.
The primary non-financial metrics we monitor for our subscription service are monthly average churn and average paid tenure. Monthly average churn represents on average the percentage of AOL subscribers that are either terminated or cancel our services each month, factoring in new and reactivated subscribers. The domestic AOL subscriber monthly average churn was 1.6% and 1.4% for the three months ended June 30, 2014 and 2013, respectively. Average paid tenure represents the average period of time individuals have been AOL subscribers. The average paid tenure of the remaining domestic AOL subscribers has been increasing, and was approximately 14.0 years and 12.9 years for the three months ended June 30, 2014 and 2013, respectively.

AOL INC.
PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations
Revenues
The following table presents our revenues, by revenue type, for the periods presented (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
Revenues:
Advertising and other	$451.7	$375.3	$76.4	20%	$885.1	$747.8	$137.3	18%
Subscription	155.1	166.0	(10.9)	(7)%	305.0	331.8	(26.8)	(8)%
Total revenues	$606.8	$541.3	$65.5	12%	$1,190.1	$1,079.6	$110.5	10%
The following table presents our revenues, by revenue type, as a percentage of total revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Advertising and other	74%	69%	74%	69%
Subscription	26%	31%	26%	31%
Total revenues	100%	100%	100%	100%

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
In addition to advertising revenues generated on AOL Properties and the Third Party Platform, we also earn revenues from licensing our proprietary ad serving technology to third parties through ADTECH, from licensing revenues from third-party customers of MapQuest’s business-to-business service, and through fees generated from publishers and advertisers using Adap.tv’s platform technology and features.

AOL INC.
PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Advertising and other revenues for the three and six months ended June 30, 2014 and 2013 are as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
AOL Properties Display	$144.1	$146.2	$(2.1)	(1)%	$280.1	$286.6	$(6.5)	(2)%
AOL Properties Search	98.9	93.7	5.2	6%	196.5	191.8	4.7	2%
Third Party Platform	194.3	121.3	73.0	60%	381.2	242.0	139.2	58%
Other	14.4	14.1	0.3	2%	27.3	27.4	(0.1)	0%
Total advertising and other revenues	$451.7	$375.3	$76.4	20%	$885.1	$747.8	$137.3	18%
Total advertising and other revenues increased $76.4 million and $137.3 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. The increase in Third Party Platform revenue of $73.0 million and $139.2 million, respectively, is primarily due to growth in the sale of premium formats across our programmatic platform and by the inclusion of revenue from Adap.tv (Third Party Platform revenue grew approximately 20% and 22%, respectively, excluding Adap.tv). AOL Properties search revenue increased $5.2 million and $4.7 million, respectively, driven by an increase in queries related to search marketing related efforts (which came with approximately $18.0 million and $29.3 million of increased TAC, respectively). AOL Properties display revenue decreased $2.1 million and $6.5 million for the three and six months ended June 30, 2014, respectively, driven by a decline of $15.2 million and $25.2 million, respectively, related to shutdown, disposed or de-emphasized brands, including Patch, partially offset by increased pricing on AOL Properties.
Revenues Associated with Google
For all periods presented in this Quarterly Report, we have had a contractual relationship with Google Inc. (“Google”) whereby we generate significant revenues through paid text-based search and contextual advertising on AOL Properties provided by Google. For the three and six months ended June 30, 2014, the revenues associated with the Google relationship (substantially all of which were search revenues generated on AOL Properties) were $97.5 million and $193.2 million, respectively, as compared to $89.2 million and $183.4 million for the three and six months ended June 30, 2013, respectively.
Subscription Revenues
Subscription revenues decreased $10.9 million and $26.8 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. The decline was due to a 9% decrease in the number of domestic AOL subscribers between June 30, 2013 and June 30, 2014, which resulted in a decline in subscription revenues of $14.8 million and $29.9 million, respectively. This decline was partially offset by a 4% and 3% increase in ARPU for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. The increase in ARPU for the three and six months ended June 30, 2014, which resulted in an increase in subscription revenues of $6.0 million and $7.4 million, respectively, is primarily due to price increases related to our value plan strategy that provides additional features and services to subscribers.
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

AOL INC.
PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Costs and Expenses
The following table presents our operating costs and expenses for the periods presented (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
Costs of revenues	$457.4	$399.9	$57.5	14%	$914.9	$793.0	$121.9	15%
General and administrative	79.5	76.6	2.9	4%	154.8	159.4	(4.6)	(3)%
Amortization of intangible assets	16.5	9.1	7.4	81%	31.7	18.6	13.1	70%
Restructuring costs	2.9	4.3	(1.4)	(33)%	14.5	9.1	5.4	59%
(Gain) loss on disposal of assets, net	(3.5)	(0.5)	(3.0)	NM	(4.0)	(2.3)	(1.7)	(74)%
NM = not meaningful
The following table represents our operating costs and expenses as a percentage of revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating costs and expenses:
Costs of revenues	75%	74%	77%	73%
General and administrative	13%	14%	13%	15%
Amortization of intangible assets	3%	2%	3%	2%
Restructuring costs	—%	1%	1%	1%
(Gain) loss on disposal of assets, net	—%	(1)%	(1)%	—%
Operating costs and expenses	91%	90%	93%	91%

Costs of Revenues
The following categories of costs are generally included in costs of revenues: personnel and facilities costs, TAC, network-related costs, non-network depreciation and amortization and other costs of revenues. TAC consists of costs incurred through arrangements in which we acquire third-party online advertising inventory for resale and arrangements whereby partners direct traffic to AOL Properties. TAC arrangements have a number of different economic structures, the most common of which are: payments based on a cost per thousand impressions or based on a percentage of the ultimate advertising revenues generated from the advertising inventory acquired for resale and payments for direct traffic delivered to AOL Properties priced on a per click basis (e.g., search engine marketing fees). These arrangements are primarily on a variable basis; however, the arrangements can also be on a fixed-fee basis, which often carry reciprocal performance guarantees by the counterparty, or a combination of fixed and variable fees. Other costs of revenues include content production costs, outsourced ad serving expenses (including rich media), outsourced customer service costs, costs associated with customer billing and collections and certain asset impairments.

AOL INC.
PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Costs of revenues for the three and six months ended June 30, 2014 and 2013 are as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
Costs of revenues:
Personnel costs	$150.4	$158.5	$(8.1)	(5)%	$308.1	$319.6	$(11.5)	(4)%
Facilities costs	14.4	13.7	0.7	5%	28.0	27.1	0.9	3%
TAC	158.8	96.3	62.5	65%	309.3	193.9	115.4	60%
Network-related costs	41.0	35.7	5.3	15%	80.2	73.8	6.4	9%
Non-network depreciation and amortization	15.8	14.5	1.3	9%	30.5	29.8	0.7	2%
Content costs	19.3	21.7	(2.4)	(11)%	36.2	39.9	(3.7)	(9)%
Other costs of revenues	57.7	59.5	(1.8)	(3)%	122.6	108.9	13.7	13%
Total costs of revenues	$457.4	$399.9	$57.5	14%	$914.9	$793.0	$121.9	15%
The increase in costs of revenues for the three and six months ended June 30, 2014 as compared to the same periods for 2013 was driven by the increases in TAC of $62.5 million and $115.4 million, respectively. The increase in TAC for the three and six months ended June 30, 2014 as compared to the same periods for 2013 was mainly driven by an increase in Third Party Platform advertising revenues, which includes revenues associated with Adap.tv. This resulted in higher variable revenue share payments to our publishing partners of $44.7 million and $88.7 million (approximately 65% and 53% of the increases, respectively, resulted from the acquisition of Adap.tv). We also had an increase in marketing-related efforts on search revenue of $18.0 million and $29.3 million for the three and six months ended June 30, 2014. Network-related costs increased for the three and six months ended June 30, 2014 as compared to the same periods for 2013 driven by new tech centers and acquisitions. Costs of revenues for the six months ended June 30, 2014 as compared to the same period in 2013 also increased due to long-lived asset impairment charges of $10.0 million related to the write-off of capitalized software development costs in the first quarter of 2014 and an increase in sales and use tax expense of $3.5 million related to the favorable settlement of a tax matter in the first quarter of 2013.
Offsetting these increases in cost of revenues for the three and six months ended June 30, 2014 as compared to the same periods for 2013 was a decrease in personnel related costs of $8.1 million and $11.5 million, mainly due to lower headcount, including the declines related to the disposition of Patch.
General and Administrative
General and administrative expenses increased $2.9 million for the three months ended June 30, 2014 as compared to the same period in 2013. The increase was primarily due to a $6.3 million benefit to legal expense in the prior year quarter, related to favorable resolution of a dispute over amounts to be reimbursed to us from escrow related to a prior acquisition. The increase was partially offset by lower marketing and personnel costs resulting from AOL’s continued efficiency efforts.
General and administrative expenses decreased $4.6 million for the six months ended June 30, 2014 as compared to the same period for 2013. The decrease for the six months was primarily due to declines in marketing and personnel costs resulting from AOL’s continued efficiency efforts, partially offset by the impact of the favorable legal resolution in 2013 as described above.

Amortization of Intangible Assets
The increase in amortization of intangible assets for the three and six months ended June 30, 2014 as compared to the same periods for 2013 is due to increased intangible assets resulting from the recent acquisitions.

AOL INC.
PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restructuring Costs
As part of our continuing effort to reduce our expenses and invest in areas of strategic focus, we incurred restructuring costs of $2.9 million and $14.5 million for the three and six months ended June 30, 2014. The restructuring expenses were primarily related to involuntary terminations of employees.
Operating Income (Loss)
Operating income increased $2.1 million for the three months ended June 30, 2014 as compared to the same period in 2013 due primarily to the increase in revenues net of TAC and reduced personnel costs.
Operating income decreased $23.6 million for the six months ended June 30, 2014 as compared to the same period in 2013 due primarily to increased amortization expense and our restructuring in the first quarter of 2014.
Other Income Statement Amounts
The following table presents our other income statement amounts for the periods presented (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
Other income (loss), net	$(1.8)	$(0.7)	$(1.1)	NM	$(1.3)	$(3.5)	$2.2	63%
Income tax provision	24.8	23.2	1.6	7%	40.8	44.7	(3.9)	(9)%
Income Tax Provision
We earned income before taxes of $52.2 million and incurred income tax expense of $24.8 million, which resulted in an effective tax rate of 47.5% for the three months ended June 30, 2014, as compared to an effective tax rate of 45.3% for the three months ended June 30, 2013. The effective tax rates for the three months ended June 30, 2014 and 2013 differed from the statutory U.S. federal income tax rate of 35.0% primarily due to the tax impact of foreign losses that did not produce a tax benefit.
We earned income before taxes of $76.9 million and incurred income tax expense of $40.8 million, which resulted in an effective tax rate of 53.1% for the six months ended June 30, 2014, as compared to an effective tax rate of 45.5% for the six months ended June 30, 2013. The effective tax rates for the six months ended June 30, 2014 and 2013 differed from the statutory U.S. federal income tax rate of 35.0% primarily due to the tax impact of foreign losses that did not produce a tax benefit.
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
A limitation of this measure, however, is that it does not reflect the periodic costs of capitalized tangible and intangible assets used in generating revenues in our business or the current or future expected cash expenditures for restructuring costs. The Adjusted OIBDA measure also does not include equity-based compensation, which is and will remain a key element of our

AOL INC.
PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

overall long-term compensation package. Moreover, the Adjusted OIBDA measure does not reflect gains and losses on asset sales, impairment charges and write-offs related to goodwill, intangible assets and fixed assets or special items which impact our operating performance. We evaluate the investments in such tangible and intangible assets through other financial measures, such as capital expenditure budgets, investment spending levels and return on capital.
Adjusted OIBDA is not a financial measure under U.S. generally accepted accounting principles (“GAAP”) and may be different than similarly-titled non-GAAP financial measures used by other companies. The presentation of this financial information is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.
The following table presents our reconciliation of Adjusted OIBDA to operating income (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
Operating income	$54.0	$51.9	$2.1	4%	$78.2	$101.8	$(23.6)	(23)%
Add: Depreciation	33.7	32.3	1.4	4%	67.1	65.4	1.7	3%
Add: Amortization of intangible assets	16.5	9.1	7.4	81%	31.7	18.6	13.1	70%
Add: Restructuring costs	2.9	4.3	(1.4)	(33)%	14.5	9.1	5.4	59%
Add: Equity-based compensation	17.1	9.9	7.2	73%	30.1	19.6	10.5	54%
Add: Asset impairments and write-offs	0.8	1.3	(0.5)	(38)%	11.2	1.4	9.8	NM
Add: Losses/(gains) on disposal of assets, net	(3.5)	(0.5)	(3.0)	NM	(4.0)	(2.3)	(1.7)	(74)%
Adjusted OIBDA	$121.5	$108.3	$13.2	12%	$228.8	$213.6	$15.2	7%
Adjusted OIBDA increased for the three and six months ended June 30, 2014 as compared to the same periods in 2013 due primarily to the increase in revenues net of TAC and reduced personnel costs. The Adjusted OIBDA increase for the six months ended June 30, 2014 also included the impact of the decline in general and administrative expenses.
Segment Results of Operations
We have three reportable segments which are determined based on the properties, products and services we provide and how our chief operating decision maker evaluates the business. Our segment results reflect information presented on the same basis that we use for internal management reporting. The segment profitability measure used in our internal management reporting and presented herein is Adjusted OIBDA. See “Note 11” in our accompanying condensed consolidated financial statements for additional information on our segments and a reconciliation of total consolidated Adjusted OIBDA to operating income.

AOL INC.
PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a summary of segment operating results for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
Revenues:
Brand Group	$185.7	$190.3	$(4.6)	(2)%	$364.5	$379.9	$(15.4)	(4)%
Membership Group	203.8	213.8	(10.0)	(5)%	400.1	425.3	(25.2)	(6)%
AOL Platforms	247.1	160.4	86.7	54%	477.9	321.3	156.6	49%
Corporate and Other	—	0.3	(0.3)	(100)%	—	0.6	(0.6)	(100)%
Intersegment Eliminations	(29.8)	(23.5)	(6.3)	(27)%	(52.4)	(47.5)	(4.9)	(10)%
Total Revenues:	$606.8	$541.3	$65.5	12%	$1,190.1	$1,079.6	$110.5	10%
Adjusted OIBDA:
Brand Group	$13.1	$(1.4)	$14.5	N/A	$14.9	$(6.3)	$21.2	N/A
Membership Group	143.4	151.6	(8.2)	(5)%	281.4	298.0	(16.6)	(6)%
AOL Platforms	(5.0)	(11.3)	6.3	56%	(8.5)	(13.8)	5.3	38%
Corporate and Other	(30.0)	(30.6)	0.6	2%	(59.0)	(64.3)	5.3	8%
Total Adjusted OIBDA:	$121.5	$108.3	$13.2	12%	$228.8	$213.6	$15.2	7%
Brand Group
Brand Group revenue decreased for the three and six months ended June 30, 2014 as compared to the same periods in 2013, reflecting a decrease of $10.9 million and $21.6 million, respectively, in global display revenue, partially offset by an increase of $7.2 million and $7.0 million, respectively, in search revenue. The decrease in global display revenue is primarily driven by a decline of $15.2 million and $25.2 million, respectively, related to shutdown, disposed or de-emphasized brands, including Patch, partially offset by increased pricing. The increase in search revenues was driven by an increase in queries related to search marketing related efforts.
Brand Group Adjusted OIBDA increased for the three and six months ended June 30, 2014 as compared to the same periods in 2013, primarily due to cost savings initiatives, including cost savings associated with the disposition of Patch and the shutdown, disposition and deemphasizing of certain other properties, partially offset by increased TAC associated with our search marketing related efforts.
Membership Group
Membership Group revenue decreased for the three and six months ended June 30, 2014 as compared to the same periods in 2013. The declines were due to the 9% decline in our domestic AOL subscribers, which resulted in a decline in subscription revenue of $14.8 million and $29.9 million, respectively. This decline was partially offset by an increase in ARPU of 4% and 3%, respectively, which resulted in an increase in subscription revenue of $6.0 million and $7.4 million, respectively. The increase in ARPU is primarily due to price increases related to our value plan strategy that provides additional features and services to subscribers. Membership Group revenue declines were also partially offset by growth in display revenue of $5.3 million and $7.7 million, respectively, driven by improved pricing on AOL Mail.

AOL INC.
PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Membership Group Adjusted OIBDA decreased for the three and six months ended June 30, 2014 as compared to the same periods in 2013 due to the decrease in revenue discussed above, partially offset by declines in costs associated with the declines in domestic AOL subscribers.

AOL Platforms
AOL Platforms revenue increased for the three and six months ended June 30, 2014 as compared to the same periods in 2013 primarily due to growth in the sale of premium formats across our programmatic platform and by the inclusion of revenue from Adap.tv (Third Party Platform revenue grew approximately 20% and 22%, respectively, excluding Adap.tv).
AOL Platforms Adjusted OIBDA increased for the three and six months ended June 30, 2014 as compared to the same periods in 2013 due to increased revenue net of TAC, partially offset by increased investments in our programmatic platforms and premium formats.
Corporate and Other
For the three and six months ended June 30, 2014 as compared to the same periods in 2013, corporate and other Adjusted OIBDA improved slightly due to lower personnel costs as a result of AOL’s broader efficiency efforts partially offset by the prior year benefit of $6.3 million to legal costs from the favorable settlement previously discussed.
Liquidity and Capital Resources
Current Financial Condition
Historically, the cash we have generated has been sufficient to fund our working capital, capital expenditure and financing requirements. Forecasts of future cash flows are dependent on many factors, including future economic conditions and the execution of our strategy. We believe our existing cash balance, cash flows from operations and the Credit Facility Agreement are sufficient to fund our ongoing working capital, investing and financing requirements, including future repurchases of common stock. During the first quarter of 2014, we borrowed $30 million under the Credit Facility Agreement for general corporate purposes. On May 5, 2014, we borrowed an additional $75 million under the Credit Facility Agreement for the acquisition of Convertro, leaving us with a remaining borrowing capacity of $145 million at June 30, 2014. On August 4, 2014, we repaid $30 million of borrowings under the Credit Facility Agreement, leaving a remaining balance of $75 million as of that date. If necessary to fund our ongoing cash needs, we may request an increase in capacity up to an additional $250 million with commitments from either new lenders or increased commitments from existing lenders under the Credit Facility Agreement.
We regularly review our capital structure in light of our strategic growth objectives. We may look to raise additional capital for potential future acquisitions and additional share repurchases through either the capital markets or additional bank financing. Any such additional capital raised would depend on several factors, including market conditions, liquidity needs and our capital allocation priorities. See “Note 5” in our accompanying condensed consolidated financial statements for additional information on the Credit Facility Agreement.
At June 30, 2014, our cash and equivalents totaled $136.2 million, as compared to $207.3 million at December 31, 2013. The decrease in cash and equivalents was primarily due to the acquisition of Gravity in January 2014 for net cash consideration of $82.4 million and the repurchase of $58.6 million of common stock during the quarter, partially offset by cash provided by operations. Our cash and equivalents consist of cash and other highly liquid short-term investments that are readily convertible to cash.
Approximately 49% of our cash and equivalents as of June 30, 2014 is held internationally, primarily in Luxembourg, Germany, Japan, the United Kingdom, Denmark and India, and is utilized to fund our foreign operations. Cash held internationally may be repatriated and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe the cash balance in the U.S., in addition to funds available under the Credit Facility Agreement, is sufficient to fund our domestic working capital needs.

AOL INC.
PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary Cash Flow Information
Our cash flows from operations are driven by net income adjusted for non-cash and non-operating items such as depreciation and amortization, asset impairments and write-offs, equity-based compensation expense and other activities impacting net income such as the gains and losses on the sale of assets. Cash flows from investing activities consist primarily of the cash used in the acquisitions of various businesses, cash used for capital expenditures and product development costs and cash received from the disposal of assets. Capital expenditures and product development costs are mainly for the purchase of computer hardware, software, network equipment, furniture, fixtures and other office equipment. Cash flows from financing activities relate primarily to borrowings under the Credit Facility Agreement, repurchases of common stock, principal payments on capital leases, tax withholdings related to net share settlements of restricted stock units and proceeds from the exercise of stock options.
Operating Activities
The following table presents cash provided by operating activities for the periods presented (in millions):

	Six Months Ended June 30,
	2014	2013
Net income	$36.1	$53.6
Adjustments for non-cash and non-operating items:
Depreciation and amortization	98.8	84.0
Asset impairments and write-offs	11.2	1.4
(Gain) loss on disposal of assets, net	(4.1)	(1.6)
Equity-based compensation	30.1	19.6
Deferred income taxes	4.8	23.9
All other, net, including working capital changes	(27.5)	(50.9)
Cash provided by operating activities	$149.4	$130.0
Cash provided by operating activities increased $19.4 million for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to lower employee bonus and deferred compensation payments in 2014, partially offset by timing of other working capital payments.
Investing Activities
The following table presents cash used by investing activities for the periods presented (in millions):

	Six Months Ended June 30,
	2014	2013
Investments and acquisitions, net of cash acquired	$(191.5)	$(6.6)
Proceeds from disposal of assets, net	4.5	1.0
Capital expenditures and product development costs	(36.3)	(33.0)
Cash used by investing activities	$(223.3)	$(38.6)
Cash used by investing activities was $223.3 million for the six months ended June 30, 2014, as compared to cash used by investing activities of $38.6 million for the six months ended June 30, 2013. The $184.7 million increase in cash used by investing activities is primarily due to the acquisitions of Gravity and Convertro.

AOL INC.
PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financing Activities
The following table presents cash provided (used) by financing activities for the periods presented (in millions):

	Six Months Ended June 30,
	2014	2013
Borrowings under the credit facility agreement	$105.0	$—
Repurchase of common stock	(58.6)	(49.9)
Principal payments on capital leases	(36.1)	(29.9)
Tax withholdings related to net share settlements of restricted stock units	(17.8)	(12.0)
Proceeds from exercise of stock options	6.4	17.5
Other financing activities	3.4	1.9
Cash provided (used) by financing activities	$2.3	$(72.4)
Cash provided by financing activities was $2.3 million for the six months ended June 30, 2014, as compared to cash used by financing activities of $72.4 million for the same period in 2013, primarily due to the $105.0 million of cash received from borrowing under the Credit Facility Agreement, partially offset by an unfavorable impact from increased repurchases of common stock and employee equity award activity for the six months ended June 30, 2014 as compared to the prior year.
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
The following table presents our reconciliation of Free Cash Flow to cash provided by operating activities (in millions):

	Six Months Ended June 30,
	2014	2013
Cash provided by operating activities	$149.4	$130.0
Less: Capital expenditures and product development costs	36.3	33.0
Less: Principal payments on capital leases	36.1	29.9
Free Cash Flow	$77.0	$67.1

AOL INC.
PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Free Cash Flow increased $9.9 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This increase is primarily due to the increase in cash provided by operating activities, discussed in “Summary Cash Flow Information—Operating Activities” above, partially offset by increases in capital expenditures and product development costs and increases in principal payments on capital leases.
Principal Debt Obligations
As of June 30, 2014, we had outstanding borrowings of $105.0 million under the Credit Facility Agreement which are reflected in the current portion of obligations under capital leases and credit facility on the condensed consolidated balance sheet. See “Note 5” in our accompanying condensed consolidated financial statements for additional information.
Customer Credit Risk
Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed-upon contractual payment obligations. Credit risk originates from sales of advertising and subscription services and is dispersed among many different counterparties. No single customer had a receivable balance at June 30, 2014 greater than 10% of total net receivables.
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

Recent Accounting Standards Impacting Future Periods
Reporting Discontinued Operations
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
Revenues From Contracts with Customers
In May 2014, new guidance was issued related to the recognition of revenue. The new guidance will create a consistent accounting framework for revenue recognition under both U.S. GAAP and International Financial Reporting Standards. The new guidance will also eliminate industry specific revenue recognition guidance creating a more robust framework for addressing revenue recognition issues and improving comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The new guidance requires transactions to be assessed through a five step approach in order to determine the timing and amount of revenue to be recognized.
The new guidance will become effective for us in January 2017. Early adoption of the standard is not permitted. The guidance allows issuers to use one of two transition methods to implement the new standard. The guidance can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. We are still in the process of determining which transition method we will utilize in order to apply the new standard. We are also still assessing what effect the application of this standard may have on the timing of our revenue recognition and our financial statements.
Share-based Payments
In June 2014, new guidance was issued related to the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. Existing share based payment guidance does not specify whether an employee must be rendering service when a performance target is achieved in order to qualify for a treatment as a performance consideration.  This can result in significant differences in the amount and timing of the recognition of compensation expense amongst entities. Under the new standard, a performance target that could be achieved after the requisite service period should be treated as a performance condition that affects vesting, rather than a condition that affects the grant-date fair value. If it is not probable that the performance target will be achieved prior to the end of the requisite service period, compensation cost would be recognized when the achievement of the performance condition is considered probable, which may be after the end of the requisite service period.
The standard is effective for annual periods beginning after December 15, 2015. Early adoption is permitted.  This new guidance will become effective for us in January 2016. Typically, our share-based arrangements that have both service and performance vesting conditions have service periods that coincide with the performance periods. As such, we do not expect the new guidance to have a material impact on our accounting for share-based awards.

AOL INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2013.

AOL INC.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information we are required to disclose in our financial reports is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to senior management, as appropriate, to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 at a reasonable assurance level.
Changes to Internal Control Over Financial Reporting
We have evaluated the changes in our internal control over financial reporting that occurred during the three and six months ended June 30, 2014 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AOL INC.
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Advertising and other	$451.7	$375.3	$885.1	$747.8
Subscription	155.1	166.0	305.0	331.8
Total revenues	606.8	541.3	1,190.1	1,079.6
Costs of revenues	457.4	399.9	914.9	793.0
General and administrative	79.5	76.6	154.8	159.4
Amortization of intangible assets	16.5	9.1	31.7	18.6
Restructuring costs	2.9	4.3	14.5	9.1
(Gain) loss on disposal of assets, net	(3.5)	(0.5)	(4.0)	(2.3)
Operating income	54.0	51.9	78.2	101.8
Other income (loss), net	(1.8)	(0.7)	(1.3)	(3.5)
Income before income taxes	52.2	51.2	76.9	98.3
Income tax provision	24.8	23.2	40.8	44.7
Net income	$27.4	$28.0	$36.1	$53.6
Net (income) loss attributable to noncontrolling interests	0.8	0.5	1.4	0.8
Net income attributable to AOL Inc.	$28.2	$28.5	$37.5	$54.4
Per share information attributable to AOL Inc. common stockholders:
Basic net income per common share	$0.35	$0.37	$0.47	$0.71
Diluted net income per common share	$0.34	$0.35	$0.45	$0.67
Shares used in computing basic income per common share	79.6	77.2	79.6	77.1
Shares used in computing diluted income per common share	83.3	81.5	83.8	81.4
Comprehensive income attributable to AOL Inc.:
Comprehensive income	$26.7	$26.3	$39.3	$48.1
Comprehensive (income) loss attributable to noncontrolling interests	0.9	1.3	1.3	3.2
Comprehensive income attributable to AOL Inc.	$27.6	$27.6	$40.6	$51.3
See accompanying notes.

AOL INC.
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and equivalents	$136.2	$207.3
Accounts receivable, net of allowances of $9.9 and $8.3, respectively	445.4	491.0
Prepaid expenses and other current assets	41.8	34.1
Deferred income taxes, net	25.6	30.7
Assets held for sale	35.1	—
Total current assets	684.1	763.1
Property and equipment, net	447.4	467.9
Goodwill	1,489.8	1,361.7
Intangible assets, net	246.7	208.4
Long-term deferred income taxes, net	77.2	110.6
Other long-term assets	86.5	71.7
Total assets	$3,031.7	$2,983.4
Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities:
Accounts payable	$77.3	$101.0
Accrued compensation and benefits	80.1	127.0
Accrued expenses and other current liabilities	181.8	197.3
Deferred revenue	67.1	67.2
Current portion of obligations under capital leases and credit facility	160.3	55.5
Total current liabilities	566.6	548.0
Long-term portion of obligations under capital leases	77.5	56.2
Long-term deferred income taxes	4.0	4.4
Other long-term liabilities	97.1	97.6
Total liabilities	745.2	706.2
Commitments and contingencies (see Note 10)
Redeemable noncontrolling interest (see Note 1)	9.2	9.7
Equity:
Common stock, $0.01 par value, 115.1 million shares issued and 78.6 million shares outstanding as of June 30, 2014 and 114.1 million shares issued and 79.2 million shares outstanding as of December 31, 2013	1.2	1.1
Additional paid-in capital	3,619.7	3,592.7
Accumulated other comprehensive income (loss), net	(287.3)	(290.4)
Accumulated deficit	(56.0)	(93.6)
Treasury stock, at cost, 36.5 million shares as of June 30, 2014 and 34.9 million shares as of December 31, 2013	(1,001.5)	(942.9)
Total stockholders’ equity	2,276.1	2,266.9
Noncontrolling interest	1.2	0.6
Total equity	2,277.3	2,267.5
Total liabilities, redeemable noncontrolling interest and equity	$3,031.7	$2,983.4
See accompanying notes.

AOL INC.
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; In millions)

	Six Months Ended June 30,
	2014	2013
Operating Activities
Net income	$36.1	$53.6
Adjustments for non-cash and non-operating items:
Depreciation and amortization	98.8	84.0
Asset impairments and write-offs	11.2	1.4
(Gain) loss on disposal of assets, net	(4.1)	(1.6)
Equity-based compensation	30.1	19.6
Deferred income taxes	4.8	23.9
Other non-cash adjustments	1.5	4.8
Changes in operating assets and liabilities, net of acquisitions	(29.0)	(55.7)
Cash provided by operating activities	149.4	130.0
Investing Activities
Investments and acquisitions, net of cash acquired	(191.5)	(6.6)
Proceeds from disposal of assets, net	4.5	1.0
Capital expenditures and product development costs	(36.3)	(33.0)
Cash used by investing activities	(223.3)	(38.6)
Financing Activities
Borrowings under the credit facility agreement	105.0	—
Repurchase of common stock	(58.6)	(49.9)
Principal payments on capital leases	(36.1)	(29.9)
Tax withholdings related to net share settlements of restricted stock units	(17.8)	(12.0)
Proceeds from exercise of stock options	6.4	17.5
Other financing activities	3.4	1.9
Cash provided (used) by financing activities	2.3	(72.4)
Effect of exchange rate changes on cash and equivalents	0.5	(2.2)
(Decrease) increase in cash and equivalents	(71.1)	16.8
Cash and equivalents at beginning of period	207.3	466.6
Cash and equivalents at end of period	$136.2	$483.4
Supplemental disclosures of cash flow information
Cash paid for interest	$4.3	$2.8
Cash paid for income taxes	$4.0	$6.0
See accompanying notes.

AOL INC.
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; In millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Accumulated Deficit	Treasury Stock, at Cost		Non- Controlling Interest	Total Equity

	Shares	Amount				Shares	Amount
Balance at December 31, 2012	76.6	$1.1	$3,457.5	$(294.1)	$(188.0)	(33.5)	$(838.4)	$(0.3)	$2,137.8
Net income (loss)	—	—	—	—	54.4	—	—	(0.6)	53.8
Foreign currency translation adjustments	—	—	—	(3.1)	—	—	—	(0.1)	(3.2)
Comprehensive income (loss)	—	—	—	(3.1)	54.4	—	—	(0.7)	50.6
Contributions from noncontrolling interest owners	—	—	—	—	—	—	—	1.7	1.7
Amounts related to equity-based compensation, net of tax withholdings	—	—	12.8	—	—	—	—	—	12.8
Issuance of common stock	1.4	—	21.2	—	—	—	—	—	21.2
Repurchase of common stock	(1.4)	—	33.9	—	—	(1.4)	(83.8)	—	(49.9)
Other	—	—	—	—	2.3	—	—	—	2.3
Balance at June 30, 2013	76.6	$1.1	$3,525.4	$(297.2)	$(131.3)	(34.9)	$(922.2)	$0.7	$2,176.5
Balance at December 31, 2013	79.2	$1.1	$3,592.7	$(290.4)	$(93.6)	(34.9)	$(942.9)	$0.6	$2,267.5
Net income (loss)	—	—	—	—	37.5	—	—	(0.8)	36.7
Equity interest in investee's unrealized gain on investments	—	—	—	1.3	—	—	—	—	1.3
Foreign currency translation adjustments	—	—	—	1.8	—	—	—	—	1.8
Comprehensive income (loss)	—	—	—	3.1	37.5	—	—	(0.8)	39.8
Contributions from noncontrolling interest owners	—	—	—	—	—	—	—	1.4	1.4
Amounts related to equity-based compensation, net of tax withholdings (see Note 7)	—	—	17.7	—	—	—	—	—	17.7
Issuance of common stock	1.0	0.1	9.4	—	—	—	—	—	9.5
Repurchase of common stock	(1.6)	—	—	—	—	(1.6)	(58.6)	—	(58.6)
Other	—	—	(0.1)	—	0.1	—	—	—	—
Balance at June 30, 2014	78.6	$1.2	$3,619.7	$(287.3)	$(56.0)	(36.5)	$(1,001.5)	$1.2	$2,277.3
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
Redeemable Noncontrolling Interest
The noncontrolling interest in a joint venture between Mitsui & Company Ltd. and AOL (“Ad.com Japan”) is classified outside of permanent equity in the Company’s condensed consolidated balance sheet for all periods presented due to a redemption right available to the noncontrolling interest holder in the future. The noncontrolling interest holder’s right to redeem its stock is exercisable any time between July 1 and July 30 of any year, commencing with July 1, 2014. This right was not exercised during July 2014. Net income in the condensed consolidated statements of comprehensive income (loss) reflects 100% of the results of Ad.com Japan for the three and six months ended June 30, 2014 and 2013 as the Company has a controlling financial interest in the entity. Net income is subsequently adjusted to exclude AOL’s noncontrolling interests to arrive at net income attributable to AOL Inc.
Use of Estimates
The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and footnotes thereto. Actual results could differ from those estimates. Significant estimates inherent in the preparation of the condensed consolidated financial statements include asset impairments, reserves established for doubtful accounts, equity-based compensation, depreciation and amortization, business combinations, income taxes, litigation matters and contingencies.
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
Recently Adopted Accounting Standards
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
The new guidance became effective for us in January 2014. The new guidance does not have a material impact on the way the Company currently releases cumulative translation adjustments into net income upon disposition or deconsolidation of a subsidiary.
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
The new guidance became effective for the Company in January 2014 and resulted in the offsetting of approximately $9 million of uncertain tax positions against deferred tax assets as of June 30, 2014.

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
For the three and six months ended June 30, 2014, the Company had 2.1 million and 1.2 million, respectively, of weighted-average potentially dilutive common shares that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive for those periods. For each of the three and six months ended June 30, 2013, the Company had 1.1 million of weighted-average potentially dilutive common shares that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive for those periods.
The following table is a reconciliation of basic and diluted net income attributable to AOL common stockholders per common share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to AOL Inc. common stockholders	$28.2	$28.5	$37.5	$54.4
Shares used in computing basic income per common share	79.6	77.2	79.6	77.1
Dilutive effect of equity-based awards	3.7	4.3	4.2	4.3
Shares used in computing diluted income per common share	83.3	81.5	83.8	81.4
Basic net income per common share	$0.35	$0.37	$0.47	$0.71
Diluted net income per common share	$0.34	$0.35	$0.45	$0.67

AOL INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—GOODWILL
A summary of changes in the Company’s goodwill during the six months ended June 30, 2014 is as follows (in millions):

	December 31, 2013	Acquisitions	Dispositions	Translation and Other Adjustments	June 30, 2014
Brand Group
Gross Goodwill	$283.5	$46.1	$(1.9)	$—	$327.7
Net Goodwill	283.5	46.1	(1.9)	—	327.7
Membership Group
Gross Goodwill	605.0	—	—	—	605.0
Net Goodwill	605.0	—	—	—	605.0
AOL Platforms
Gross Goodwill	473.2	83.4	—	0.5	557.1
Net Goodwill	473.2	83.4	—	0.5	557.1
Patch
Gross Goodwill	17.5	—	(17.5)	—	—
Impairments	(17.5)	—	17.5	—	—
Net Goodwill	—	—	—	—	—
Corporate and Other
Gross Goodwill	35,625.1	—	—	—	35,625.1
Impairments	(35,625.1)	—	—	—	(35,625.1)
Net Goodwill	—	—	—	—	—
Consolidated
Gross Goodwill	37,004.3	129.5	(19.4)	0.5	37,114.9
Impairments	(35,642.6)	—	17.5	—	(35,625.1)
Net Goodwill	$1,361.7	$129.5	$(1.9)	$0.5	$1,489.8
The increase in goodwill for the six months ended June 30, 2014 was due primarily to the acquisition of Project Rover, Inc., dba Gravity (“Gravity”) and Convertro, Inc. ("Convertro") in 2014. See “Note 4” for additional information on these transactions.
NOTE 4—BUSINESS ACQUISITIONS, DISPOSITIONS AND OTHER SIGNIFICANT TRANSACTIONS
Acquisitions
Gravity
On January 23, 2014, the Company acquired Gravity, a company that provides content personalization technology and publisher solutions to create relevant consumer and advertiser experiences, for a purchase price of $83.2 million, net of cash acquired. An additional $7.6 million of cash consideration was deferred and will be paid over a two year service period to certain Gravity employees contingent upon their future service to the Company, which is being recorded as compensation expense over the required service period. The purchase price includes $0.8 million related to the portion of the fair value of converted Gravity awards that was attributable to pre-acquisition service. An additional $5.9 million of fair value of unvested AOL restricted stock issued to Gravity employees is being recognized as equity-based compensation expense over the remaining award service periods.

AOL INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company preliminarily recorded $46.1 million of goodwill (which is not deductible for tax purposes) and $40.4 million of intangible assets associated with this acquisition. The intangible assets associated with this acquisition consist primarily of technology, customer relationships and trade names, all of which are being amortized on a straight-line basis over a period of five years. The fair value of the significant identified intangible assets was estimated by using relief from royalty and multi-period excess earnings valuation methodologies, which represent level 3 fair value measurements. Inputs used in the methodologies primarily included projected future cash flows, discounted at a rate commensurate with the risk involved. The primary area where preliminary estimates are not yet finalized relates to deferred tax assets and liabilities.
Unaudited pro forma results of operations assuming this acquisition had taken place at the beginning of each period are not provided because the historical operating results of Gravity were not significant and pro forma results would not be significantly different from reported results for the periods presented.
Convertro
On May 6, 2014, the Company acquired Convertro, a leading attribution modeling technology company that helps marketers reallocate budgets within their media channels, sites, placements and creatives, for a total purchase price of $98.5 million, net of cash acquired. The purchase price included $88.9 million in cash, $8.9 million estimated fair value (with a gross value of $10.0 million) of contingent consideration to be paid to Convertro shareholders upon meeting specified product development milestones over the next 17 months, and $0.7 million of the $2.1 million estimated fair value of the unvested in-the-money options held by Convertro employees replaced with unvested AOL restricted stock and related to pre-acquisition service period.
The remaining $1.4 million fair value of issued restricted stock is being recognized as equity-based compensation expense over the remaining awards requisite service periods. The integration of Convertro technology is expected to enhance the ability of advertisers to customize their audience segments and establish a map of user journey to a particular event across media channels (e.g., a conversion, completion), thereby enabling the Company’s advertisers to develop a media plan that maximizes return on ad spend across various media channels. The Company borrowed $75 million under its senior secured revolving credit facility agreement (the “Credit Facility Agreement”) to facilitate funding of this acquisition.
$6.0 million of the $8.9 million contingent consideration is classified within other current liabilities and the remaining $2.9 million is classified within other long-term liabilities on the condensed consolidated balance sheets based on the expected timing of payment. The Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis, which represents a level 3 fair value measurement. In addition to the purchase price paid for this business, the Company agreed to pay up to a $9.0 million retention bonus to certain Convertro employees which is being recorded as compensation expense over the two years required service period.
The Company preliminarily recorded $72.9 million of goodwill (which is not deductible for tax purposes) and $29.2 million of intangible assets associated with this acquisition. The intangible assets associated with this acquisition consist of technology, trade names and customer relationships, all of which are being amortized on a straight-line basis over a period of five years, consistent with the useful lives of comparable intangible assets purchased under similar circumstances.
The fair value of the significant identified intangibles assets was estimated by using a discounted cash flow analysis using the excess earnings approach, relief from royalty approach and replacement cost approach, respectively, which represent level 3 fair value measurements. Inputs used in the methodologies primarily included projected future cash flows, discounted at a rate commensurate with the risk involved. The primary area where preliminary estimates are not yet finalized relates to the valuation of deferred tax assets, liabilities and intangible assets.
Unaudited pro forma results of operations assuming this acquisition had taken place at the beginning of each period are not provided because the historical operating results of Convertro were not significant and pro forma results would not be significantly different from reported results for the periods presented.

AOL INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dispositions and Disposals
Patch
On January 29, 2014, the Company entered into a joint venture with DMEP Corp. dba Hale Global (“Hale Global”), whereby the Company contributed Patch into a new limited liability company, which is operated and majority owned by Hale Global subsequent to the closing of the transaction. The Company recorded a loss on disposition of $3.1 million, which primarily represents the difference between the $12.8 million fair value of the Company’s 40% retained interest in Patch and the carrying value of contributed net assets. The loss on disposition is included in the loss on disposal of assets in the Company’s condensed consolidated statement of comprehensive income (loss). The fair value of the Company’s retained interest in the joint venture is being accounted for as an equity method investment. Due to the Company’s significant continuing involvement with the joint venture, the disposed component did not meet the criteria to be classified as a discontinued operation in the Company’s financial statements.
Sale of Dulles Technology Center
On July 30, 2014, the Company completed the sale of a data center property located in Virginia for cash of approximately $33.1 million, net of costs to sell the property. As of June 30, 2014, the assets associated with this property met the held for sale criteria and were reclassified from property and equipment, net, to assets held for sale on the condensed consolidated balance sheets. The Company recorded an immaterial impairment on the assets reclassified as held for sale during the three months ended June 30, 2014.
NOTE 5—LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Revolving Credit Facility
On July 1, 2013, AOL entered into a $250 million Credit Facility Agreement (the “Credit Facility Agreement”). Under the terms of the Credit Facility Agreement, AOL may request an increase in the commitments of up to an additional $250 million with commitments from either new lenders or increased commitments from existing lenders, subject to the satisfaction of certain conditions. The Credit Facility Agreement is guaranteed by all of AOL’s material domestic subsidiaries, as defined in the Credit Facility Agreement, and substantially all of the property and assets of AOL have been pledged as collateral, subject to customary exceptions.
Interest on borrowings under the Credit Facility Agreement is payable at rates per annum equal to, at the option of AOL: (1) a fluctuating base rate equal to JPMorgan’s adjusted base rate (“ABR”) plus the applicable margin, or (2) a periodic fixed rate equal to the Eurodollar rate plus the applicable margin. The ABR will be the highest of (i) the federal funds rate plus 0.5%, (ii) JPMorgan’s publicly announced prime rate and (iii) one-month LIBOR plus 1.0%. The applicable margin relating to any Eurodollar loan is 2.0% and the applicable margin relating to any ABR loan is 1.0%. AOL is required to pay a commitment fee of 0.50% per annum based on the unused portion of the commitments under the Credit Facility Agreement.
The Credit Facility Agreement contains various affirmative, negative and financial covenants. Financial covenants in the agreement include a ratio of debt (net of unrestricted cash up to an agreed cap) to EBITDA (as defined in the Credit Facility Agreement, "EBITDA") and a ratio of EBITDA to interest expense. The debt to EBITDA ratio must not exceed a specified maximum. The EBITDA to interest expense ratio requires the Company to meet or exceed a specified minimum. Each of the above ratios are tested at the end of each fiscal quarter and measured on a rolling four-quarter basis. To date, the Company is in compliance with its covenants under the Credit Facility Agreement.
All amounts outstanding under the Credit Facility Agreement will be due and payable on July 1, 2018, and the commitments thereunder will terminate on such date. The Company intends to use borrowings under the Credit Facility Agreement for general corporate purposes. As of June 30, 2014, AOL had outstanding borrowings of $105 million under the Credit Facility Agreement and remaining borrowing capacity of $145 million. The outstanding borrowings are subject to the Eurodollar interest option, resulting in an interest rate of 2.25% as of June 30, 2014.

AOL INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On August 4, 2014, the Company repaid $30 million of borrowings under the Credit Facility Agreement, leaving a remaining balance of $75 million as of that date. The Company expects to repay the remaining $75 million outstanding within twelve months of June 30, 2014, and therefore the outstanding balance of $105 million as of June 30, 2014 is reflected in the current portion of obligations under capital leases and credit facility on the condensed consolidated balance sheet.
NOTE 6—INCOME TAXES
The Company earned income before income tax of $52.2 million and incurred income tax expense of $24.8 million, which resulted in an effective tax rate of 47.5% for the three months ended June 30, 2014, as compared to an effective tax rate of 45.3% for the three months ended June 30, 2013. The effective tax rates for the three months ended June 30, 2014 and 2013 differed from the statutory U.S. federal income tax rate of 35.0% primarily due to the tax impact of foreign losses that did not produce a tax benefit.
The Company earned income before income tax of $76.9 million and incurred income tax expense of $40.8 million, which resulted in an effective tax rate of 53.1% for the six months ended June 30, 2014, as compared to an effective tax rate of 45.5% for the six months ended June 30, 2013. The effective tax rates for the six months ended June 30, 2014 and 2013 differed from the statutory U.S. federal income tax rate of 35.0% primarily due to the tax impact of foreign losses that did not produce a tax benefit.
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

During the six months ended June 30, 2014, the Company recorded a $17.7 million increase to additional paid-in capital as a result of equity-based compensation transactions. Included in this amount was $30.1 million related to expense incurred under AOL’s equity-based compensation plan, $1.5 million related to a portion of the fair value of converted awards that was included in the purchase price of recent acquisitions, partially offset by a reduction of $13.5 million related to tax withholdings on the vesting of restricted stock units (“RSUs”).

2013 Stock Repurchase Program

Concurrent with the closing of the Credit Facility Agreement, the Company announced on July 8, 2013 that the Board approved a second stock repurchase program in 2013 (the “July 2013 Stock Repurchase Program”), which authorized AOL to repurchase up to $150 million of its outstanding shares of common stock through July 8, 2014. Repurchases were subject to market conditions, share price and other factors, and were made in accordance with applicable securities laws.

During the three months ended June 30, 2014, the Company repurchased a total of 1.6 million shares under the July 2013 Stock Repurchase Program at a weighted-average price of $36.84 per share (approximately $58.6 million).

AOL INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2014 Stock Repurchase Program
On July 28, 2014, the Board approved a new stock repurchase program (the "2014 Stock Repurchase Program"), which authorizes AOL to repurchase up to $150 million of its outstanding shares of common stock from time to time over the twelve months following the announcement of the program, depending on market conditions, share price and other factors. The repurchases may be made in accordance with applicable securities laws in the open market, in block trades, pursuant to pre-arranged trading plans or otherwise and may include derivative transactions. The 2014 Stock Repurchase Program may be suspended or discontinued at any time. There have been no repurchases under the 2014 Stock Repurchase Program to date.
NOTE 8—EQUITY-BASED COMPENSATION
Equity-Based Compensation Expense
Compensation expense recognized by AOL related to its equity-based compensation plans is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	$2.3	$2.6	$4.6	$5.8
Restricted stock, RSUs and PSUs	14.2	6.8	24.5	12.9
Employee Stock Purchase Program	0.6	0.5	1.0	0.9
Total equity-based compensation expense	$17.1	$9.9	$30.1	$19.6
Tax benefit recognized	$6.7	$3.9	$11.8	$7.7
As of June 30, 2014, the Company had 6.3 million stock options and 4.1 million restricted stock, RSUs and Performance Stock Units (“PSUs”) outstanding to employees, advisors and non-employee directors. The weighted-average exercise price of the stock options and the weighted-average grant date fair value of the restricted stock, RSUs and PSUs outstanding as of June 30, 2014 were $22.81 and $37.72, respectively.
As of June 30, 2014, total unrecognized compensation cost related to unvested AOL stock option awards was $15.6 million and is expected to be recognized over a weighted-average period of approximately 2.2 years. Total unrecognized compensation cost as of June 30, 2014 related to unvested restricted stock, RSUs and PSUs was $103.2 million and is expected to be recognized over a weighted-average period of approximately 2.2 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation expense related to these awards will be different from the Company’s expectations.
AOL Stock Options
The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value AOL stock options at their grant date for stock options granted during the periods presented:

	Six Months Ended June 30,
	2014	2013
Expected volatility	38.9%	37.0%
Expected term to exercise from grant date	4.89 years	4.97 years
Risk-free rate	1.5%	0.9%
Expected dividend yield	—%	—%

AOL INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—RESTRUCTURING COSTS
As part of the Company’s continuing effort to reduce its expenses and invest in areas of strategic focus, the Company incurred restructuring costs of $2.9 million and $14.5 million for the three and six months ended June 30, 2014, respectively.
A summary of AOL’s restructuring activity for the six months ended June 30, 2014 is as follows (in millions):

	Employee Terminations	Other Exit Costs	Total
Liability at December 31, 2013	$15.7	$0.8	$16.5
Restructuring expense	12.7	1.8	14.5
Foreign currency translation and other adjustments	(0.3)	0.1	(0.2)
Cash paid	(22.4)	(0.7)	(23.1)
Liability at June 30, 2014	$5.7	$2.0	$7.7
At June 30, 2014, of the remaining liability of $7.7 million, $7.0 million was classified as a current liability within accrued expenses and other current liabilities, with the remaining $0.7 million classified within other long-term liabilities in the condensed consolidated balance sheets. Amounts classified as long-term are expected to be paid through 2017.
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

AOL INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company is continuing its investigation, and is currently unable to reasonably estimate a range of potential losses or costs due to the security incident, or whether or not such losses or costs would be material. To date, the Company does not have any indication that it will incur a material loss associated with the security incident. The Company will continue to evaluate whether or not it can reasonably estimate a range of potential losses as the investigation progresses.
NOTE 11—SEGMENT INFORMATION
The Company’s segments are determined based on the properties, products and services it provides and how the chief operating decision maker (“CODM”) evaluates the business. The Company’s chief executive officer is the Company’s CODM for the six months ended June 30, 2014.
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

AOL INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the three and six months ended June 30, 2014 and 2013 is as follows (in millions):

	Brand Group	Membership Group	AOL Platforms	Corporate and Other	Consolidated Total
Three Months Ended June 30, 2014
Revenues from external customers
Advertising and other	$169.0	$37.6	$245.1	$—	$451.7
Subscription	—	155.1	—	—	155.1
Revenues from transactions with other segments	16.7	11.1	2.0	(29.8)	—
Total revenues	$185.7	$203.8	$247.1	$(29.8)	$606.8
Adjusted OIBDA	$13.1	$143.4	$(5.0)	$(30.0)	$121.5
Six Months Ended June 30, 2014
Revenues from external customers
Advertising and other	$334.9	$75.9	$474.3	$—	$885.1
Subscription	—	305.0	—	—	305.0
Revenues from transactions with other segments	29.6	19.2	3.6	(52.4)	—
Total revenues	$364.5	$400.1	$477.9	$(52.4)	$1,190.1
Adjusted OIBDA	$14.9	$281.4	$(8.5)	$(59.0)	$228.8
Three Months Ended June 30, 2013
Revenues from external customers
Advertising and other	$175.9	$41.3	$157.8	$0.3	$375.3
Subscription	—	166.0	—	—	166.0
Revenues from transactions with other segments	14.4	6.5	2.6	(23.5)	—
Total revenues	$190.3	$213.8	$160.4	$(23.2)	$541.3
Adjusted OIBDA	$(1.4)	$151.6	$(11.3)	$(30.6)	$108.3
Six Months Ended June 30, 2013
Revenues from external customers
Advertising and other	$351.8	$79.1	$316.3	$0.6	$747.8
Subscription	—	331.8	—	—	331.8
Revenues from transactions with other segments	28.1	14.4	5.0	(47.5)	—
Total revenues	$379.9	$425.3	$321.3	$(46.9)	$1,079.6
Adjusted OIBDA	$(6.3)	$298.0	$(13.8)	$(64.3)	$213.6

AOL INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s reconciliation of Adjusted OIBDA to operating income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating income	$54.0	$51.9	$78.2	$101.8
Add: Depreciation	33.7	32.3	67.1	65.4
Add: Amortization of intangible assets	16.5	9.1	31.7	18.6
Add: Restructuring costs	2.9	4.3	14.5	9.1
Add: Equity-based compensation	17.1	9.9	30.1	19.6
Add: Asset impairments and write-offs	0.8	1.3	11.2	1.4
Add: Losses/(gains) on disposal of assets, net	(3.5)	(0.5)	(4.0)	(2.3)
Adjusted OIBDA	$121.5	$108.3	$228.8	$213.6
Due to the nature of the Company’s operations, a majority of its assets are utilized across all segments. In addition, segment assets are not reported to, or used by, the CODM function to allocate resources or assess performance of the Company’s segments. Accordingly, the Company has not disclosed asset information by segment.
Information about Geographical Areas
The following table presents revenues in different geographical locations (in millions):

	Three Months Ended June 30,(a)		Six Months Ended June 30,(a)
	2014	2013	2014	2013
United States	$536.8	$480.8	$1,059.3	$957.8
United Kingdom	22.4	23.4	43.4	48.1
Germany	14.1	9.3	25.7	18.3
Canada	12.2	11.7	21.8	22.7
Japan	7.1	7.2	15.3	16.3
Other international	14.2	8.9	24.6	16.4
Total international	70.0	60.5	130.8	121.8
Total	$606.8	$541.3	$1,190.1	$1,079.6

(a)	Revenues are attributed to countries based on the location of customers.

AOL INC.
PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
See “Part I – Item 1 – Financial Statements – Note 10 Commitments and Contingencies” for information about our legal proceedings.

ITEM 1A.    RISK FACTORS
We are including the following two updated Risk Factors with this Quarterly Report to provide additional information on risks or uncertainties that could affect the forward-looking statements included in this Quarterly Report, and should be read in conjunction with the Risk Factors set forth in "Item 1A—Risk Factors," in the Annual Report.
On April 28, 2014, we announced a security incident that involved unauthorized access to our network and systems (the “security incident”).
The security incident could result in our products and services being perceived as unsecure, and consumers and customers may curtail or stop using our products and services, and we may incur significant legal and financial costs. If our efforts to protect the security of our network as well as our consumer and customer data are unsuccessful, we may incur significant costs, face government enforcement actions and private litigation, and our business and reputation could be adversely affected.
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
Our investigation of the security incident is continuing, and accordingly, no assurance can be given that the results of the investigation will not result in an adverse effect on our business, consumer dissatisfaction, damage to our brands, legal costs or liability, and a loss of consumers or revenues.
If our network and data security measures are breached, our products and services may be perceived as not being secure, consumers and customers may curtail or stop using our products and services, and we may incur significant legal and financial costs.
Our products and services involve the storage and transmission of our consumers’ and customers’ personal and proprietary information in our facilities and on our equipment, networks and corporate systems. Network and data security breaches expose us to a risk of loss of this information, litigation, remediation costs, increased costs for security measures, loss of revenue, damage to our reputation, and potential liability. Network and data security breaches or unauthorized access have resulted in, and may in the future result in, a combination of significant legal and financial costs, increased remediation and other costs, damage to our reputation and a loss of confidence in the security of our products, services and networks that could have an adverse effect on our business. We take steps to prevent unauthorized access to our network and consumer and customer data and corporate systems, however, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a triggering event, we may be unable to anticipate these techniques or implement adequate preventative measures. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that

AOL INC.
PART II. OTHER INFORMATION

could unexpectedly compromise network and data security. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our team members and contractors.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of Equity Securities
The following is a summary of common shares repurchased by the Company under the July 2013 Stock Repurchase Program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, - April 30, 2014	—	$—	—	$115,300,000
May 1, - May 31, 2014	314,900	$38.10	314,900	$103,300,000
June 1, - June 30, 2014	1,276,600	$36.53	1,276,600	$56,700,000
Total	1,591,500	$36.84	1,591,500	$56,700,000
(a)Concurrent with the closing of the Credit Facility Agreement, the Company announced on July 8, 2013, that the Board approved a stock repurchase program (the “July 2013 Stock Repurchase Program”), which authorized AOL to repurchase up to $150 million of our outstanding shares of common stock through July 8, 2014. Repurchases were subject to market conditions, share price and other factors, and were made in accordance with applicable securities laws.

ITEM 5.    OTHER INFORMATION
The Company held its annual meeting of stockholders (the “Annual Meeting”) on May 22, 2014. At the Annual Meeting, the Company’s stockholders approved an amendment and restatement of the Company’s 2010 Stock Incentive Plan (the “Plan”), which had previously been approved by our Board of Directors, subject to the approval of our stockholders.
The Plan was amended and restated to:

•
Increase the number of shares available for issuance of awards under the Plan by 7.0 million plus any shares that remain available for issuance under the Company’s other equity plans and any shares subject to outstanding awards under such other equity plans that may become available again for issuance of awards in accordance with the Plan’s terms;

•
Eliminate the “fungible share reserve” so that each one share issued pursuant to any award under the Plan counts as the issuance of one share for the purpose of computing shares remaining available for issuance under the Plan;

•
Provide that any shares subject to an award that are held back or tendered in payment of an option price or purchase price with respect to an award, tendered or held back to satisfy any tax withholding obligation with respect to an award, or not issued upon the net settlement or exercise of a stock appreciation right are added back to the shares remaining available for issuance under the Plan;

•	Extend the term of the Plan through March 26, 2024; and

•	Make other clarifying and administrative amendments.
 The material features of the Plan are described in our definitive proxy statement on Schedule 14A for the Annual Meeting filed on April 8, 2014 (the “Proxy Statement”). The description of the Plan included in the Proxy Statement is

AOL INC.
PART II. OTHER INFORMATION

incorporated herein by reference. The above description of the Plan is qualified in its entirety by reference to the full text of the Plan, a copy of which is attached as Annex A to the Company’s 2014 Proxy Statement.

ITEM 6.    EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report.

AOL INC.
SIGNATURES
Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2014.

AOL INC.

By	/s/ Karen Dykstra
Name:	Karen Dykstra
Title:	Chief Financial and Administrative Officer

AOL INC.
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger by and among AOL Inc., Clarity Acquisition Corporation, Convertro, Inc. and Fortis Advisors LLC, dated as of May 6, 2014.	X
3.1	Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on December 9, 2009.		8-K	3.1	12/11/09
3.2	Amended and Restated By-laws of the Registrant.		8-K	3.2	12/11/09
4.1	Specimen Common Stock Certificate of Registrant.		8-K	4.1	12/11/09
10.1*	Executive Employment Agreement between AOL Inc. and Julie Jacobs dated May 6, 2014.	X
10.2*	Executive Employment Agreement between AOL Inc. and William E. Pence dated April 3, 2014.	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†	X
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013, (ii) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Equity for the six months ended June 30, 2014 and 2013 and (v) Notes to Condensed Consolidated Financial Statements. ††
X
_______________________________________________
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