Form 10-Q
period 2014-09-30
AOL Inc.
filed 2014-11-06
CIK 1468516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2014, the number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding was 77,886,172.

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
Achieving our business and financial objectives, including improved financial results and maintenance of a strong balance sheet and liquidity position, could be adversely affected by the factors discussed or referenced in “Item 1A—Risk Factors” in our Annual Report and herein as well as, among other things:

•	changes in our plans, strategies and intentions;

•	stock price volatility;

•	future borrowing and restrictive covenants under the revolving credit facility;

•	the impact of the convertible senior notes and the related hedge and warrant transactions;

•	the impact of significant acquisitions, dispositions and other similar transactions;

•	our ability to attract and retain key employees;

•	any negative unintended consequences of cost reductions, restructuring actions or similar efforts, including with respect to any associated savings, charges or other amounts;

•	adoption of new products and services;

•	our ability to attract and retain unique visitors to our properties;

•	asset impairments; and

•	the impact of “cyber attacks.”
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
Introduction
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is a supplement to the accompanying condensed consolidated financial statements and provides additional information on our business, recent developments, results of operations, liquidity and capital resources and critical accounting policies. MD&A is organized as follows:

•
Overview. This section provides a general description of our business and recent developments we believe are important in understanding our results of operations and financial condition or in understanding anticipated future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2014 and 2013.

•
Liquidity and capital resources. This section provides a discussion of our current financial condition and an analysis of our cash flows for the nine months ended September 30, 2014 and 2013. This section also provides an update to the discussion in our Annual Report of our customer credit risk and includes a discussion of the amount of financial capacity available to fund our future commitments and ongoing operating activities.

•
Critical accounting policies. This section identifies those accounting policies that are considered important to our results of operations and financial condition and require significant judgment and estimates on the part of management.

AOL INC.
PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview
Our Business
We are a leading global media and technology company with a substantial worldwide audience and a suite of digital brands, products and services that we offer to consumers, advertisers, publishers and subscribers. We are focused on attracting and engaging consumers by creating and offering high quality branded online content, products and services and providing valuable advertising services on both our owned and operated properties and third-party websites. We market our offerings to advertisers on both AOL Properties and on third party properties (the “Third Party Platform”). AOL Properties include our owned and operated content, products and services in the Membership Group and Brand Group segments, which are each described in further detail below. AOL Properties also include co-branded websites owned or operated by third parties for which certain criteria have been met, including the requirement that the internet traffic has been assigned to us. Through AOL Platforms we provide third party publishers with premium products and services, such as video and custom content production, intended to make their websites attractive to brand advertisers, in addition to offering ad serving and sales of third party advertising inventory. Our AOL subscription service, which we offer consumers in the United States for a monthly fee, is a valuable distribution channel for AOL Properties.
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
We generate advertising revenues from the Brand Group through the sale of display and search advertising. Display advertising revenue is generated by the display of graphical advertisements and other performance-based advertising. We offer advertisers marketing and promotional opportunities to purchase reserved placements of advertising directly on sites within the Brand Group in particular locations and on specific dates. In addition, we offer advertisers the opportunity to bid on unreserved advertising inventory on Brand Group sites utilizing our proprietary scheduling, optimization and delivery technology. We collectively refer to revenue associated with these offerings as premium display advertising revenue. Finally, advertising inventory on Brand Group sites not sold directly to advertisers, as described above, may be included for sale to advertisers with inventory purchased from third-party publishers through AOL Platforms. Amounts received from external customers for inventory sold through AOL Platforms are recognized in AOL Platforms with a corresponding intersegment traffic acquisition costs (“TAC”) charge. An amount equal to the TAC charge for these transactions, reflecting the revenue net of the margin retained by AOL Platforms, is then reflected as intersegment revenue within the Brand Group. Search advertising revenue is generated when a consumer clicks on a text-based advertisement on Brand Group sites. These text-based advertisements are either generated from a consumer-initiated search query or placed on sites targeted by advertisers based on the content of the websites. While the majority of our search revenues are reflected within the Brand Group, there are also search revenues within the Membership Group for search offerings provided in that segment.

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

AOL Platforms
AOL Platforms consists of interconnected programmatic, video and other premium advertising offerings that advertisers and publishers use to reach consumers across all devices (i.e., desktop, mobile, tablet and internet-enabled television) and includes formats such as display, video and social. AOL Platforms offerings enable publishers and advertisers to utilize Third Party Platform inventory as well as AOL’s inventory within the Brand Group and Membership Group sold by AOL Platforms. The results for this segment include the performance of Advertising.com, AOP, Adap.tv, Marketplace, ADTECH, AOL On, Be On and Convertro. We generate advertising revenues on AOL Platforms through the sale of advertising on third party websites and from advertising inventory on AOL Properties not sold directly to advertisers, as described above.
Recent Business Initiatives
The online display advertising market has experienced an increase in programmatic buying of advertising inventory. We continue to invest in programmatic technology, such as our demand side and supply side platforms, in order for advertisers and agencies to better manage their advertising campaigns through the use of our optimization technology. We believe there is a significant opportunity to attract advertisers through the increased sale of premium formats, including video, through AOL Platforms. We believe our scale, ability to target premium audiences and investments in technology and premium formats will allow us to increase the number of advertisers we work with and enable us to capitalize on the increase in programmatic buying. We believe our investments in premium formats and targeting will enable us to maximize yield for our advertisers. Revenues from the sale of our programmatic offerings are primarily reflected in AOL Platforms results.
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

AOL INC.
PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

We believe that video enhancements across our owned and operated properties and third party websites can enhance our advertising product offerings and increase monetization and distribution of our content. We seek to launch new format enhancements, increase advertiser adoption of these formats and attract additional publishers. We aim to create products that will deepen our relationships with existing advertisers and attract new advertisers by providing them with effective and efficient means of reaching targeted audiences through premium video experiences. We remain focused on the continued expansion of our video platform for both our properties and our partners. Through our video platforms we offer advertisers, publishers and agencies a means of planning, buying and measuring video advertising programmatically across the internet, television and mobile video.

Recent Developments

2014 Stock Repurchase Program
On July 28, 2014, our Board of Directors (the "Board") approved a new stock repurchase program (the "2014 Stock Repurchase Program"), which authorizes us to repurchase up to $150.0 million of our outstanding shares of common stock from time to time over the twelve months following the announcement of the program, depending on market conditions, share price and other factors. The repurchases may be made in accordance with applicable securities laws in the open market, in block trades, pursuant to pre-arranged trading plans or otherwise and may include derivative transactions. The 2014 Stock Repurchase Program may be suspended or discontinued at any time.

During the three months ended September 30, 2014, we repurchased a total of 0.9 million shares under the 2014 Stock Repurchase Program at a weighted-average price of $42.46 per share (approximately $40.0 million) following the issuance of our convertible senior notes discussed below.
Sale of Dulles Technology Center
On July 30, 2014, we completed the sale of a data center property located in Virginia for cash of approximately $33.1 million, net of costs to sell the property. The proceeds were used for general corporate purposes. We recorded an immaterial loss on sale in the third quarter as the carrying value approximated the net sale proceeds.
Revolving Credit Facility
On August 4, 2014, we repaid $30.0 million of borrowings under our Credit Facility Agreement. We repaid the remaining $75.0 million outstanding on September 11, 2014, using a portion of the proceeds from the convertible senior notes discussed below. At September 30, 2014, and to date, we have no amounts outstanding under our Credit Facility Agreement.

Convertible Senior Notes
On August 14, 2014, we issued $379.5 million aggregate principal amount of 0.75% convertible senior notes due September 1, 2019 (the “Notes”) through a private placement. We sold the Notes under a purchase agreement, dated August 13, 2014, with Goldman, Sachs & Co. (“Goldman Sachs”) and J.P. Morgan Securities LLC (“J.P. Morgan”) as representatives of the several purchasers (the “Initial Purchasers”). The Notes were issued under an indenture, dated as of August 19, 2014 (the "Indenture") between the Company and The Bank of New York Mellon, as trustee.
The net proceeds from our sale of the Notes were approximately $369.1 million, net of issuance costs of $10.4 million. We used $40.0 million of the net proceeds from this offering to repurchase shares of our common stock from the purchasers of Notes in this offering in privately negotiated transactions through Goldman Sachs as our agent. These repurchases are part of the 2014 Stock Repurchase Program discussed above. We used $75.0 million of the net proceeds to repay borrowings under the Credit Facility Agreement discussed above. We used $36.6 million

AOL INC.
PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

of the net proceeds to pay the net cost of convertible note hedge and warrant transactions designed to, among other things, offset our exposure to potential dilution and/or amounts we are required to pay on conversion of the Notes. We expect to use the remaining net proceeds from the offering of the Notes for general corporate purposes including, but not limited to, additional share repurchases, acquisitions or other strategic transactions and working capital.

See "Note 5" in our accompanying condensed consolidated financial statements for more information on the Notes and the convertible note hedge and warrant transactions.

Key Metrics
Key indicators to understanding our operating results include:

•	Advertising revenues, net of traffic acquisition costs;

•	Unique visitors;

•	Subscription revenue; and

•	Our ability to manage our cost structure.
Audience Metrics
We utilize unique visitor numbers to evaluate our performance, as unique visitor numbers provide an indication of our consumer reach. Although our consumer reach does not correlate directly to advertising revenue, we believe that our ability to broadly reach diverse demographic and geographic audiences is attractive to brand advertisers seeking to promote their brands to a variety of consumers without having to partner with multiple content providers. Multi-platform unique visitor metrics represent a measure of AOL Properties’ unduplicated audience across multiple digital platforms (desktop computers, smartphones and tablets). AOL multi-platform unique visitors represent the estimated number of individuals who visited any content of a website or application owned by AOL or for which the traffic has been assigned to AOL by the owner during the applicable measurement period. Additionally, AOL multi-platform unique visitor metrics also include visitors to AOL’s syndicated video content distributed on third party sites. Desktop unique visitors to AOL Properties represent the estimated number of individuals who visited any content of a website or application owned by AOL or for which the traffic has been assigned to AOL by the owner during the applicable measurement period via a desktop computer.
AOL Properties unique visitor numbers include unique visitors attributable to co-branded websites owned by third parties for which certain criteria have been met, including the requirement that the internet traffic has been assigned to us. For the three months ended September 30, 2014, approximately 9.6% of our desktop unique visitors to AOL Properties were attributable to co-branded websites owned by third parties where the internet traffic was assigned to us, compared to approximately 8.6% for the three months ended September 30, 2013.
The source for our unique visitor information is a third party (comScore Media Metrix).

AOL INC.
PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following table presents our unique visitor metrics for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Domestic average monthly AOL multi-platform unique visitors	179	156	173	145*
Domestic average monthly desktop unique visitors to AOL Properties	108	115	110	114

* Nine months ended September 30, 2013 represents a monthly average for February through September 2013, as comScore only began reporting the multi-platform metric in February 2013.

Subscriber Metrics
The number of domestic AOL subscribers was 2.3 million and 2.5 million at September 30, 2014 and 2013, respectively. Average monthly subscription revenue per AOL subscriber (“ARPU”) was $21.35 and $20.54 for the three and nine months ended September 30, 2014 compared to $20.15 and $19.80 for the three and nine months ended September 30, 2013. We include in our subscriber numbers individuals, households and entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL access service. Our subscriber numbers include subscribers participating in introductory free-trial periods and subscribers that are paying no monthly fees or reduced monthly fees through member service and retention programs. Individuals who have only registered for our free offerings, including subscribers who have migrated from paid subscription plans, are not included in the AOL subscriber numbers. Additionally, only those individuals whose subscription includes AOL-brand dial-up access service are included in the AOL subscriber numbers. Subscribers to our subscription access service also contribute to our ability to generate advertising revenues.
The primary non-financial metrics we monitor for our subscription service are monthly average churn and average paid tenure. Monthly average churn represents on average the percentage of AOL subscribers that are either terminated or cancel our services each month, factoring in new and reactivated subscribers. The domestic AOL subscriber monthly average churn was 1.4% for both the three months ended September 30, 2014 and 2013. Average paid tenure represents the average period of time individuals have been AOL subscribers. The average paid tenure of the remaining domestic AOL subscribers has been increasing, and was approximately 14.1 years and 13.0 years for the three months ended September 30, 2014 and 2013, respectively.

AOL INC.
PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Consolidated Results of Operations
Revenues
The following table presents our revenues, by revenue type, for the periods presented (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
Revenues:
Advertising and other	$473.4	$399.7	$73.7	18%	$1,358.5	$1,147.5	$211.0	18%
Subscription	153.4	161.6	(8.2)	(5)%	458.4	493.4	(35.0)	(7)%
Total revenues	$626.8	$561.3	$65.5	12%	$1,816.9	$1,640.9	$176.0	11%
The following table presents our revenues, by revenue type, as a percentage of total revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Advertising and other	76%	71%	75%	70%
Subscription	24%	29%	25%	30%
Total revenues	100%	100%	100%	100%

Advertising and Other Revenues
Advertising revenues are generated on AOL Properties through display advertising and search advertising, as described in “Overview – Our Business” herein. Agreements for advertising on AOL Properties typically take the form of impression-based contracts in which we provide impressions in exchange for a fixed fee (generally stated as cost-per-thousand impressions), time-based contracts in which we provide promotion over a specified time period for a fixed fee or performance-based contracts in which performance is measured in terms of either “click-throughs,” when a user clicks on a company’s advertisement, or other user actions such as product/customer registrations, survey participation, sales leads, product purchases or other revenue sharing relationships. In addition, agreements with advertisers can include other advertising-related services such as content sponsorships, exclusivities or advertising effectiveness research.
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
In addition to advertising revenues generated on AOL Properties and the Third Party Platform, we also earn other revenues from licensing our proprietary ad serving technology to third parties through ADTECH, from licensing revenues from third-party customers of MapQuest’s business-to-business service, and through fees generated from publishers and advertisers using Adap.tv’s platform technology and features. Subsequent to the acquisition of Convertro, other revenues also includes revenues from licensing Convertro's attribution modeling technology.

AOL INC.
PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Advertising and other revenues for the three and nine months ended September 30, 2014 and 2013 are as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
AOL Properties Display	$141.5	$141.9	$(0.4)	(0)%	$421.6	$428.5	$(6.9)	(2)%
AOL Properties Search	97.9	95.0	2.9	3%	294.4	286.8	7.6	3%
Third Party Platform	215.1	149.1	66.0	44%	596.3	391.1	205.2	52%
Other	18.9	13.7	5.2	38%	46.2	41.1	5.1	12%
Total advertising and other revenues	$473.4	$399.7	$73.7	18%	$1,358.5	$1,147.5	$211.0	18%
Total advertising and other revenues increased for the three and nine months ended September 30, 2014 as compared to the same periods in 2013, primarily due to the increase in Third Party Platform revenue. Third Party Platform revenue increased for the three and nine months ended September 30, 2014 due to growth in the sale of premium formats and by the inclusion of revenue from Adap.tv for a full quarter in 2014 as compared to approximately one month in 2013 (Third Party Platform revenue grew approximately 22% for both the three and nine months ended September 30, 2014, excluding Adap.tv).
The growth in AOL Properties search revenue was driven by an increase in queries from search marketing-related efforts for the three and nine months ended September 30, 2014. Revenue growth associated with search marketing-related efforts came with approximately $16.5 million and $45.7 million of increased TAC for the three and nine months ended September 30, 2014, respectively.
AOL Properties display revenue decreased for the three and nine months ended September 30, 2014 driven by a decline of $10.4 million and $29.4 million, respectively, related to shutdown or disposed brands, including Patch, partially offset by increased pricing on AOL Properties.
Other revenue increased for the three and nine months ended September 30, 2014 primarily due to the increase in platform access fees of $2.5 million and $5.4 million, respectively, related to Adap.tv and the increase in revenues of $2.5 million for each of the three and nine months ended September 30, 2014 from licensing Convertro's attribution modeling technology. Other revenue for the nine months ended September 30, 2014 was also impacted by a decrease in revenues from our mobile messaging services of $2.8 million.

AOL INC.
PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Revenues Associated with Google
For all periods presented in this Quarterly Report, we have had a contractual relationship with Google Inc. (“Google”) whereby we generate significant revenues through paid text-based search and contextual advertising on AOL Properties provided by Google. For the three and nine months ended September 30, 2014, the revenues associated with the Google relationship (substantially all of which were search revenues generated on AOL Properties) were $99.3 million and $292.5 million, respectively, as compared to $89.9 million and $273.3 million for the three and nine months ended September 30, 2013, respectively.
Subscription Revenues
Subscription revenues decreased for the three and nine months ended September 30, 2014 as compared to the same periods in 2013 due to a 9% decrease in the number of domestic AOL subscribers between September 30, 2013 and September 30, 2014, which resulted in a decline in subscription revenues of $14.4 million and $44.4 million, respectively. This decline was partially offset by a 6% and 4% increase in ARPU for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. The increase in ARPU for the three and nine months ended September 30, 2014, which resulted in an increase in subscription revenues of $8.3 million and $15.6 million, respectively, is primarily due to price increases related to our value plan strategy that provides additional features and services to subscribers.
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
Operating Costs and Expenses
The following table presents our operating costs and expenses for the periods presented (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
Costs of revenues	$479.4	$418.6	$60.8	15%	$1,394.3	$1,211.6	$182.7	15%
General and administrative	81.5	78.2	3.3	4%	236.3	237.6	(1.3)	(1)%
Amortization of intangible assets	16.9	11.1	5.8	52%	48.6	29.7	18.9	64%
Restructuring costs	1.2	19.0	(17.8)	(94)%	15.7	28.1	(12.4)	(44)%
Goodwill impairment charge	—	17.5	(17.5)	(100)%	—	17.5	(17.5)	(100)%
(Gain) loss on disposal of assets, net	(0.2)	0.2	(0.4)	NM	(4.2)	(2.1)	(2.1)	(100)%
NM = not meaningful

AOL INC.
PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following table represents our operating costs and expenses as a percentage of revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating costs and expenses:
Costs of revenues	76%	75%	77%	74%
General and administrative	13%	14%	13%	14%
Amortization of intangible assets	3%	2%	3%	2%
Restructuring costs	—%	3%	1%	2%
Goodwill impairment charge	—%	3%	—%	1%
(Gain) loss on disposal of assets, net	—%	—%	(1)%	—%
Operating costs and expenses	92%	97%	93%	93%

Costs of Revenues
The following categories of costs are generally included in costs of revenues: personnel and facilities costs, TAC, network-related costs, non-network depreciation and amortization, content costs and other costs of revenues. TAC consists of costs incurred through arrangements in which we acquire third-party online advertising inventory for resale and arrangements whereby partners direct traffic to AOL Properties. TAC arrangements have a number of different economic structures, the most common of which are: payments based on a cost per thousand impressions or based on a percentage of the ultimate advertising revenues generated from the advertising inventory acquired for resale and payments for direct traffic delivered to AOL Properties priced on a per click basis (e.g., search engine marketing fees). These arrangements are primarily on a variable basis; however, the arrangements can also be on a fixed-fee basis, which often carry reciprocal performance guarantees by the counterparty, or a combination of fixed and variable fees. Other costs of revenues include outsourced ad serving expenses (including rich media), outsourced customer service costs, costs associated with customer billing and collections and certain asset impairments.

AOL INC.
PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Costs of revenues for the three and nine months ended September 30, 2014 and 2013 are as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
Costs of revenues:
Personnel costs	$153.6	$159.2	$(5.6)	(4)%	$461.7	$478.8	$(17.1)	(4)%
Facilities costs	13.5	15.1	(1.6)	(11)%	41.5	42.2	(0.7)	(2)%
TAC	178.9	114.0	64.9	57%	488.2	307.9	180.3	59%
Network-related costs	42.0	36.8	5.2	14%	122.2	110.6	11.6	10%
Non-network depreciation and amortization	15.3	14.7	0.6	4%	45.8	44.5	1.3	3%
Content costs	19.7	21.7	(2.0)	(9)%	55.9	61.6	(5.7)	(9)%
Other costs of revenues	56.4	57.1	(0.7)	(1)%	179.0	166.0	13.0	8%
Total costs of revenues	$479.4	$418.6	$60.8	15%	$1,394.3	$1,211.6	$182.7	15%
The increase in costs of revenues for the three and nine months ended September 30, 2014 as compared to the same periods for 2013 was driven by the increases in TAC. The increase in TAC for the three and nine months ended September 30, 2014 as compared to the same periods for 2013 was mainly driven by an increase in Third Party Platform advertising revenues, including revenues associated with Adap.tv, which resulted in higher variable revenue share payments to our publishing partners of $50.1 million and $138.8 million (approximately 50% of the increases for both the three and nine months resulted from the acquisition of Adap.tv). We also had an increase in TAC related to marketing-related efforts on search revenue of $16.5 million and $45.7 million for the three and nine months ended September 30, 2014. Network-related costs increased for the three and nine months ended September 30, 2014 as compared to the same periods for 2013 driven by acquisitions.
Offsetting these increases in cost of revenues for the three and nine months ended September 30, 2014 as compared to the same periods for 2013 was a decrease in personnel related costs of $5.6 million and $17.1 million, respectively, mainly due to lower headcount, including the declines related to the disposition of Patch.
Costs of revenues for the three and nine months ended September 30, 2014 as compared to the same periods in 2013 were impacted by long-lived asset impairment charges of $10.4 million in the third quarter of 2013, primarily related to Patch. Costs of revenues for the nine months ended September 30, 2014 were also impacted by long-lived asset impairment charges of $10.0 million related to the write-off of capitalized software development costs in the first quarter of 2014.
General and Administrative
General and administrative expenses increased $3.3 million for the three months ended September 30, 2014 as compared to the same period in 2013 due to increased personnel and facilities costs related to acquisitions, partially offset by lower marketing costs.
General and administrative expenses decreased $1.3 million for the nine months ended September 30, 2014 as compared to the same period for 2013 primarily due to declines in marketing costs resulting from AOL’s continued efficiency efforts, partially offset by the impact of a $6.3 million benefit to legal expense in the prior year, related to favorable resolution of a dispute over amounts to be reimbursed to us from escrow related to a prior acquisition.

AOL INC.
PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Amortization of Intangible Assets
The increase in amortization of intangible assets for the three and nine months ended September 30, 2014 as compared to the same periods for 2013 is due to increased intangible assets resulting from the recent acquisitions.
Restructuring Costs
As part of our continuing effort to reduce our expenses and invest in areas of strategic focus, we incurred restructuring costs of $1.2 million and $15.7 million for the three and nine months ended September 30, 2014. The restructuring expenses were primarily related to involuntary terminations of employees.
We incurred restructuring charges of $19.0 million and $28.1 million for the three and nine months ended September 30, 2013, respectively. The restructuring actions taken in 2013 resulted in a reduction of approximately 10% of our employee base, the substantial majority of which were at Patch.
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
No goodwill impairment charges have been recorded in 2014.
Operating Income (Loss)
Operating income increased $31.3 million and $7.7 million for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. Operating income increased primarily due to the increase in revenues, declines in restructuring costs and an impairment of goodwill in September of 2013, partially offset by increases in TAC and amortization of intangible assets.
Other Income Statement Amounts
The following table presents our other income statement amounts for the periods presented (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
Interest and other income (expense), net	$(5.7)	$(2.1)	$(3.6)	NM	$(7.0)	$(5.6)	$(1.4)	(25)%
Income tax provision	14.4	13.1	1.3	10%	55.2	57.8	(2.6)	(4)%

AOL INC.
PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Interest and other income (expense), net
Interest and other income (expense), net was impacted for both the three and nine months ended September 30, 2014 as compared to the same periods in 2013 by an increase in interest expense related to the Notes and borrowings under the Credit Facility Agreement.
Income Tax Provision
For the three months ended September 30, 2014, we earned income before taxes of $42.3 million and incurred income tax expense of $14.4 million, which resulted in an effective tax rate of 34.0% as compared to an effective tax rate of 89.7% for the three months ended September 30, 2013. The effective tax rate for the three months ended September 30, 2014 did not materially differ from the statutory U.S. federal income tax rate of 35.0%, primarily due to the favorable tax impact of additional deductions that produced a tax benefit in the current quarter offset by the tax impact of foreign losses that did not produce a tax benefit. The effective tax rate for the three months ended September 30, 2013 differed from the statutory U.S. federal income tax rate of 35.0% primarily due to the tax impact of a goodwill impairment charge, foreign losses that did not produce a tax benefit and the size of these items relative to our pre-tax income.
For the nine months ended September 30, 2014, we earned income before taxes of $119.2 million and incurred income tax expense of $55.2 million, which resulted in an effective tax rate of 46.3% as compared to an effective tax rate of 51.2% for the nine months ended September 30, 2013. The effective tax rates for the nine months ended September 30, 2014 and 2013 differed from the statutory U.S. federal income tax rate of 35.0% primarily due to the tax impact of foreign losses that did not produce a tax benefit. The impact of the foreign losses on the effective tax rate for the nine months ended September 30, 2014 was offset by the favorable impact of additional deductions that produced a tax benefit during the third quarter.
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

AOL INC.
PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following table presents our reconciliation of Adjusted OIBDA to operating income (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
Operating income	$48.0	$16.7	$31.3	NM	$126.2	$118.5	$7.7	6%
Add: Depreciation	33.5	32.0	1.5	5%	100.6	97.4	3.2	3%
Add: Amortization of intangible assets	16.9	11.1	5.8	52%	48.6	29.7	18.9	64%
Add: Restructuring costs	1.2	19.0	(17.8)	(94)%	15.7	28.1	(12.4)	(44)%
Add: Equity-based compensation	21.3	11.8	9.5	81%	51.4	31.4	20.0	64%
Add: Asset impairments and write-offs	1.1	29.0	(27.9)	(96)%	12.3	30.4	(18.1)	(60)%
Add: Losses/(gains) on disposal of assets, net	(0.2)	0.2	(0.4)	NM	(4.2)	(2.1)	(2.1)	(100)%
Adjusted OIBDA	$121.8	$119.8	$2.0	2%	$350.6	$333.4	$17.2	5%
Adjusted OIBDA increased for the three and nine months ended September 30, 2014 as compared to the same periods in 2013 due primarily to the increase in revenues and decline in personnel costs, partially offset by an increase in TAC.
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

AOL INC.
PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following is a summary of segment operating results for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
Revenues:
Brand Group	$187.3	$192.5	$(5.2)	(3)%	$551.8	$572.4	$(20.6)	(4)%
Membership Group	196.7	204.5	(7.8)	(4)%	596.8	629.8	(33.0)	(5)%
AOL Platforms	271.9	188.7	83.2	44%	749.8	510.0	239.8	47%
Corporate and Other	—	—	—	0%	—	0.6	(0.6)	(100)%
Intersegment eliminations	(29.1)	(24.4)	(4.7)	(19)%	(81.5)	(71.9)	(9.6)	(13)%
Total Revenues:	$626.8	$561.3	$65.5	12%	$1,816.9	$1,640.9	$176.0	11%
Adjusted OIBDA:
Brand Group	$17.0	$10.9	$6.1	56%	$31.9	$4.6	$27.3	NM
Membership Group	139.2	149.8	(10.6)	(7)%	420.6	447.8	(27.2)	(6)%
AOL Platforms	(0.6)	(7.1)	6.5	92%	(9.1)	(20.9)	11.8	56%
Corporate and Other	(33.8)	(33.8)	—	0%	(92.8)	(98.1)	5.3	5%
Total Adjusted OIBDA:	$121.8	$119.8	$2.0	2%	$350.6	$333.4	$17.2	5%
Brand Group
Brand Group revenue decreased for the three and nine months ended September 30, 2014 as compared to the same periods in 2013, reflecting a decrease of $9.2 million and $30.7 million, respectively, in global display revenue, partially offset by an increase of $5.8 million and $12.8 million, respectively, in search revenue. The decrease in global display revenue is primarily driven by a decline of $10.4 million and $29.4 million, respectively, related to shutdown or disposed brands, including Patch. The increase in search revenues was driven by an increase in queries related to search marketing-related efforts.
Brand Group Adjusted OIBDA increased for the three and nine months ended September 30, 2014 as compared to the same periods in 2013, primarily due to cost savings initiatives, including cost savings associated with the shutdown or disposed brands, including Patch, partially offset by increased TAC associated with our search marketing-related efforts.
Membership Group
Membership Group revenue decreased for the three and nine months ended September 30, 2014 as compared to the same periods in 2013 due to the 9% decline in our domestic AOL subscribers, which resulted in a decline in subscription revenue of $14.4 million and $44.4 million, respectively, and a decline in search revenue of $3.0 million and $5.5 million, respectively. This decline was partially offset by an increase in ARPU of 6% and 4%, respectively, which resulted in an increase in subscription revenue of $8.3 million and $15.6 million, respectively. The increase in ARPU is primarily due to price increases related to our value plan strategy that provides additional features and services to subscribers. Membership Group revenue declines were also partially offset by growth in display revenue of $3.5 million and $11.3 million, respectively, driven by improved pricing on AOL Mail.

AOL INC.
PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Membership Group Adjusted OIBDA decreased for the three and nine months ended September 30, 2014 as compared to the same periods in 2013 due to the decrease in revenue discussed above and the disposition of a claim regarding a legal matter in the third quarter of 2013, partially offset by declines in costs associated with the declines in domestic AOL subscribers.

AOL Platforms
AOL Platforms revenue increased for the three and nine months ended September 30, 2014 as compared to the same periods in 2013 primarily due to growth in the sale of premium formats and by the inclusion of revenue from Adap.tv for a full quarter in 2014 as compared to approximately one month in 2013 (Third Party Platform revenue grew approximately 23% for both the three and nine months ended September 30, 2014, excluding Adap.tv).
AOL Platforms Adjusted OIBDA increased for the three and nine months ended September 30, 2014 as compared to the same periods in 2013 due to increased revenue, partially offset by increased TAC and investments in our programmatic platforms and premium formats.
Corporate and Other
For the three months ended September 30, 2014 as compared to the same period in 2013, corporate and other Adjusted OIBDA was flat, due to lower personnel costs offset by increased expenses associated with data centers. For the nine months ended September 30, 2014 as compared to the same period in 2013, corporate and other Adjusted OIBDA increased due to lower personnel costs, partially offset by increased expenses associate with data centers and a prior year benefit of $6.3 million related to legal expenses from the favorable settlement previously discussed.
Liquidity and Capital Resources
Current Financial Condition
Historically, the cash we have generated has been sufficient to fund our working capital, capital expenditure and financing requirements. Forecasts of future cash flows are dependent on many factors, including future economic conditions and the execution of our strategy. On August 14, 2014, we issued $379.5 million aggregate principal amount of 0.75% convertible senior notes due September 1, 2019 (the “Notes”). At September 30, 2014, and to date, we have no borrowings outstanding under the Credit Facility Agreement. See “Note 5” in our accompanying condensed consolidated financial statements for additional information on the Credit Facility Agreement and our Notes. We believe our existing cash balance, cash flows from operations and funds available under the Credit Facility Agreement are sufficient to fund our ongoing working capital, investing and financing requirements, including future repurchases of common stock.
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
At September 30, 2014, our cash and equivalents totaled $457.5 million, as compared to $207.3 million at December 31, 2013. The increase in cash and equivalents was primarily due to the net proceeds from our sale of the convertible senior notes of approximately $369.1 million and cash provided by operations, partially offset by the acquisition of Project Rover, Inc., dba Gravity (“Gravity”) in January 2014 for net cash consideration of $82.4 million, the acquisition of Convertro, Inc. ("Convertro") in May 2014 for a net cash consideration of $89.0 million and the repurchase of $98.6 million of common stock.
Our cash and equivalents consist of cash and other highly liquid short-term investments that are readily convertible to cash.

AOL INC.
PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Approximately 15% of our cash and equivalents as of September 30, 2014 is held internationally, primarily in Luxembourg, the United Kingdom, Germany and Japan, and is utilized to fund our foreign operations. Cash held internationally may be repatriated and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe our existing cash balance in the U.S., cash flows from operations in the U.S. and funds available under the Credit Facility Agreement, are sufficient to fund our domestic working capital needs.

Summary Cash Flow Information
Our cash flows from operations are driven by net income adjusted for non-cash and non-operating items such as depreciation and amortization, asset impairments and write-offs, equity-based compensation expense and other activities impacting net income such as the gains and losses on the sale of assets. Cash flows from investing activities consist primarily of the cash used in the acquisitions of various businesses, cash used for capital expenditures and product development costs and cash received from the disposal of assets. Capital expenditures and product development costs are mainly for the purchase of computer hardware, software, network equipment, furniture, fixtures and other office equipment. Cash flows from financing activities relate primarily to proceeds from the issuance of the Notes, borrowings and repayments under the Credit Facility Agreement, repurchases of common stock, principal payments on capital leases, tax withholdings related to net share settlements of restricted stock units and proceeds from the exercise of stock options.
Operating Activities
The following table presents cash provided by operating activities for the periods presented (in millions):

	Nine Months Ended September 30,
	2014	2013
Net income	$64.0	$55.1
Adjustments for non-cash and non-operating items:
Depreciation and amortization	149.2	127.1
Asset impairments and write-offs	12.3	30.4
(Gain) loss on disposal of assets, net	(4.2)	(1.1)
Accretion of convertible notes discount	1.6	—
Amortization of debt issuance costs	0.7	0.2
Equity-based compensation	51.4	31.4
Deferred income taxes	4.7	31.5
All other, net, including working capital changes	7.5	(45.7)
Cash provided by operating activities	$287.2	$228.9
Cash provided by operating activities increased $58.3 million for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to increased operating income (excluding the impact of non-cash items), lower employee bonus and deferred compensation payments in 2014, and timing of other working capital.

AOL INC.
PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Investing Activities
The following table presents cash used by investing activities for the periods presented (in millions):

	Nine Months Ended September 30,
	2014	2013
Investments and acquisitions, net of cash acquired	$(192.6)	$(336.9)
Proceeds from disposal of assets, net	38.2	1.1
Capital expenditures and product development costs	(55.7)	(52.7)
Cash used by investing activities	$(210.1)	$(388.5)
Cash used by investing activities decreased $178.4 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, primarily due to the acquisition of Adap.tv for $329.6 million in September 2013 and the proceeds of $33.1 million from the sale of a data center property located in Virginia in July 2014, partially offset by the cash paid for the acquisitions of Gravity for $82.4 million and Convertro for $89.0 million during the nine months ended September 30, 2014.

Financing Activities
The following table presents cash provided (used) by financing activities for the periods presented (in millions):

	Nine Months Ended September 30,
	2014	2013
Borrowings under the credit facility agreement	$105.0	$—
Repayments under the credit facility agreement	(105.0)	—
Repurchase of common stock	(98.6)	(102.2)
Proceeds from issuance of convertible notes	379.5	—
Payment of issuance costs	(10.4)	(3.1)
Payments for note hedges	(70.1)	—
Proceeds from issuance of warrants	33.5	—
Principal payments on capital leases	(53.3)	(44.5)
Tax withholdings related to net share settlements of restricted stock units	(22.5)	(13.3)
Proceeds from exercise of stock options	10.2	22.7
Other financing activities	5.9	3.9
Cash provided (used) by financing activities	$174.2	$(136.5)
Cash provided by financing activities was $174.2 million for the nine months ended September 30, 2014, as compared to cash used by financing activities of $136.5 million for the same period in 2013, primarily due to net proceeds received from our sale of the Notes of approximately $369.1 million (net of issuance costs), partially offset by the use of $36.6 million of the net proceeds from the sale of the Notes for the convertible note hedge and warrant transactions.

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
The following table presents our reconciliation of Free Cash Flow to cash provided by operating activities (in millions):

	Nine Months Ended September 30,
	2014	2013
Cash provided by operating activities	$287.2	$228.9
Less: Capital expenditures and product development costs	55.7	52.7
Less: Principal payments on capital leases	53.3	44.5
Free Cash Flow	$178.2	$131.7

Free Cash Flow increased $46.5 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This increase is primarily due to the increase in cash provided by operating activities, discussed in “Summary Cash Flow Information—Operating Activities” above, partially offset by increases in capital expenditures and product development costs and increases in principal payments on capital leases.
Principal Debt Obligations
As of September 30, 2014, we had outstanding principal borrowings of $379.5 million under the Notes, due September 1, 2019, which is reflected net of the remaining discount of $76.4 million as a non-current liability on the condensed consolidated balance sheet. At September 30, 2014, and to date, we have no borrowings outstanding under the Credit Facility Agreement. See “Note 5” in our accompanying condensed consolidated financial statements for additional information on the Notes and the Credit Facility Agreement.
Customer Credit Risk
Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed-upon contractual payment obligations. Credit risk originates from sales of advertising and subscription services and is dispersed among many different counterparties. No single customer had a receivable balance at September 30, 2014 greater than 10% of total net receivables.
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

Recent Accounting Standards Impacting Future Periods
Reporting Discontinued Operations
In April 2014, new guidance was issued related to reporting discontinued operations and disclosures of disposals of components of an entity. The new guidance changes the criteria for determining discontinued operations and requires additional disclosures of both discontinued operations and certain other disposals that do not meet the new definition of a discontinued operation. Under the new criteria, a discontinued operation is defined as a component of an entity or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or an acquired business that is classified as held for sale on the date of acquisition. In addition, a company is now permitted to have significant continuing involvement and continuing cash flows with the disposed operations and still qualify for classification as a discontinued operation.
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
Share-based Payments
In June 2014, new guidance was issued related to the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. Existing share based payment guidance does not specify whether an employee must be rendering service when a performance target is achieved in order to qualify for treatment as a performance consideration.  This can result in significant differences in the amount and timing of the recognition of compensation expense amongst entities. Under the new standard, a performance target that could be achieved after the requisite service period should be treated as a performance condition that affects vesting, rather than a condition that affects the grant-date fair value. If it is not probable that the performance target will be achieved prior to the end of the requisite service period, compensation cost would be recognized when the achievement of the performance condition is considered probable, which may be after the end of the requisite service period.
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

AOL INC.
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information we are required to disclose in our financial reports is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to senior management, as appropriate, to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 at a reasonable assurance level.
Changes to Internal Control over Financial Reporting
We have evaluated the changes in our internal control over financial reporting that occurred during the three and nine months ended September 30, 2014 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AOL INC.
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Advertising and other	$473.4	$399.7	$1,358.5	$1,147.5
Subscription	153.4	161.6	458.4	493.4
Total revenues	626.8	561.3	1,816.9	1,640.9
Costs of revenues	479.4	418.6	1,394.3	1,211.6
General and administrative	81.5	78.2	236.3	237.6
Amortization of intangible assets	16.9	11.1	48.6	29.7
Restructuring costs	1.2	19.0	15.7	28.1
Goodwill impairment charge	—	17.5	—	17.5
(Gain) loss on disposal of assets, net	(0.2)	0.2	(4.2)	(2.1)
Operating income	48.0	16.7	126.2	118.5
Interest and other income (expense), net	(5.7)	(2.1)	(7.0)	(5.6)
Income before income taxes	42.3	14.6	119.2	112.9
Income tax provision	14.4	13.1	55.2	57.8
Net income	$27.9	$1.5	$64.0	$55.1
Net (income) loss attributable to noncontrolling interests	0.6	0.5	2.0	1.3
Net income attributable to AOL Inc.	$28.5	$2.0	$66.0	$56.4
Per share information attributable to AOL Inc. common stockholders:
Basic net income per common share	$0.36	$0.03	$0.83	$0.73
Diluted net income per common share	$0.35	$0.02	$0.79	$0.69
Shares used in computing basic income per common share	78.3	77.3	79.2	77.1
Shares used in computing diluted income per common share	82.2	81.2	83.3	81.4
Comprehensive income attributable to AOL Inc.:
Comprehensive income	$21.2	$1.7	$60.5	$49.8
Comprehensive (income) loss attributable to noncontrolling interests	0.8	0.5	2.1	3.7
Comprehensive income attributable to AOL Inc.	$22.0	$2.2	$62.6	$53.5
See accompanying notes.

AOL INC.
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and equivalents	$457.5	$207.3
Accounts receivable, net of allowances of $9.2 and $8.3, respectively	457.3	491.0
Prepaid expenses and other current assets	38.9	34.1
Deferred income taxes, net	24.2	30.7
Total current assets	977.9	763.1
Property and equipment, net	454.3	467.9
Goodwill	1,486.3	1,361.7
Intangible assets, net	228.0	208.4
Long-term deferred income taxes, net	76.6	110.6
Other long-term assets	95.4	71.7
Total assets	$3,318.5	$2,983.4
Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities:
Accounts payable	$77.0	$101.0
Accrued compensation and benefits	96.5	127.0
Accrued expenses and other current liabilities	201.8	197.3
Deferred revenue	70.4	67.2
Current portion of obligations under capital leases	53.6	55.5
Total current liabilities	499.3	548.0
Convertible senior notes	303.1	—
Long-term portion of obligations under capital leases	82.3	56.2
Long-term deferred income taxes	3.7	4.4
Other long-term liabilities	104.5	97.6
Total liabilities	992.9	706.2
Commitments and contingencies (see Note 10)
Redeemable noncontrolling interest (see Note 1)	9.0	9.7
Equity:
Common stock, $0.01 par value, 115.2 million shares issued and 77.8 million shares outstanding as of September 30, 2014 and 114.1 million shares issued and 79.2 million shares outstanding as of December 31, 2013	1.2	1.1
Additional paid-in capital	3,676.8	3,592.7
Accumulated other comprehensive income (loss), net	(293.8)	(290.4)
Accumulated deficit	(27.4)	(93.6)
Treasury stock, at cost, 37.4 million shares as of September 30, 2014 and 34.9 million shares as of December 31, 2013	(1,041.5)	(942.9)
Total stockholders’ equity	2,315.3	2,266.9
Noncontrolling interest	1.3	0.6
Total equity	2,316.6	2,267.5
Total liabilities, redeemable noncontrolling interest and equity	$3,318.5	$2,983.4
See accompanying notes.

AOL INC.
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; In millions)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net income	$64.0	$55.1
Adjustments for non-cash and non-operating items:
Depreciation and amortization	149.2	127.1
Asset impairments and write-offs	12.3	30.4
(Gain) loss on disposal of assets, net	(4.2)	(1.1)
Accretion of convertible notes discount	1.6	—
Amortization of debt issuance costs	0.7	0.2
Equity-based compensation	51.4	31.4
Deferred income taxes	4.7	31.5
Other non-cash adjustments	2.8	4.5
Changes in operating assets and liabilities, net of acquisitions	4.7	(50.2)
Cash provided by operating activities	287.2	228.9
Investing Activities
Investments and acquisitions, net of cash acquired	(192.6)	(336.9)
Proceeds from disposal of assets, net	38.2	1.1
Capital expenditures and product development costs	(55.7)	(52.7)
Cash used by investing activities	(210.1)	(388.5)
Financing Activities
Borrowings under the credit facility agreement	105.0	—
Repayments under the credit facility agreement	(105.0)	—
Repurchase of common stock	(98.6)	(102.2)
Proceeds from issuance of convertible notes	379.5	—
Payment of issuance costs	(10.4)	(3.1)
Payments for note hedges	(70.1)	—
Proceeds from issuance of warrants	33.5	—
Principal payments on capital leases	(53.3)	(44.5)
Tax withholdings related to net share settlements of restricted stock units	(22.5)	(13.3)
Proceeds from exercise of stock options	10.2	22.7
Other financing activities	5.9	3.9
Cash provided (used) by financing activities	174.2	(136.5)
Effect of exchange rate changes on cash and equivalents	(1.1)	(2.3)
Increase (decrease) in cash and equivalents	250.2	(298.4)
Cash and equivalents at beginning of period	207.3	466.6
Cash and equivalents at end of period	$457.5	$168.2
Supplemental disclosures of cash flow information
Cash paid for interest	$6.6	$4.2
Cash paid for income taxes	$4.2	$9.9
See accompanying notes.

AOL INC.
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; In millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Accumulated Deficit	Treasury Stock, at Cost		Non- Controlling Interest	Total Equity

	Shares	Amount				Shares	Amount
Balance at December 31, 2012	76.6	$1.1	$3,457.5	$(294.1)	$(188.0)	(33.5)	$(838.4)	$(0.3)	$2,137.8
Net income (loss)	—	—	—	—	56.4	—	—	(0.9)	55.5
Equity interest in investee's unrealized gain on investments	—	—	—	0.1	—	—	—	—	0.1
Foreign currency translation adjustments	—	—	—	(3.0)	—	—	—	(0.1)	(3.1)
Comprehensive income (loss)	—	—	—	(2.9)	56.4	—	—	(1.0)	52.5
Contributions from noncontrolling interest owners	—	—	—	—	—	—	—	2.2	2.2
Amounts related to equity-based compensation, net of tax withholdings	—	—	23.5	—	—	—	—	—	23.5
Issuance of common stock	4.2	—	53.7	—	—	2.4	64.2	—	117.9
Repurchase of common stock	(2.9)	—	33.9	—	—	(2.9)	(136.1)	—	(102.2)
Other	—	—	—	—	2.0	—	—	—	2.0
Balance at September 30, 2013	77.9	$1.1	$3,568.6	$(297.0)	$(129.6)	(34.0)	$(910.3)	$0.9	$2,233.7
Balance at December 31, 2013	79.2	$1.1	$3,592.7	$(290.4)	$(93.6)	(34.9)	$(942.9)	$0.6	$2,267.5
Net income (loss)	—	—	—	—	66.0	—	—	(1.2)	64.8
Equity interest in investee's unrealized gain on investments	—	—	—	1.6	—	—	—	—	1.6
Foreign currency translation adjustments	—	—	—	(5.0)	—	—	—	—	(5.0)
Comprehensive income (loss)	—	—	—	(3.4)	66.0	—	—	(1.2)	61.4
Contributions from noncontrolling interest owners	—	—	—	—	—	—	—	1.9	1.9
Amounts related to equity-based compensation, net of tax withholdings (Note 7)	—	—	34.2	—	—	—	—	—	34.2
Issuance of common stock	1.1	0.1	13.2	—	—	—	—	—	13.3
Repurchase of common stock	(2.5)	—	—	—	—	(2.5)	(98.6)	—	(98.6)
Equity component of convertible senior notes, net of tax (Note 5)	—	—	45.4	—	—	—	—	—	45.4
Purchase of note hedges, net of tax (Note 5)	—	—	(42.0)	—	—	—	—	—	(42.0)
Sale of warrants (Note 5)	—	—	33.5	—	—	—	—	—	33.5
Other	—	—	(0.2)	—	0.2	—	—	—	—
Balance at September 30, 2014	77.8	$1.2	$3,676.8	$(293.8)	$(27.4)	(37.4)	$(1,041.5)	$1.3	$2,316.6
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
Redeemable Noncontrolling Interest
The noncontrolling interest in a joint venture between Mitsui & Company Ltd. and AOL (“Ad.com Japan”) is classified outside of permanent equity in the Company’s condensed consolidated balance sheet for all periods presented due to a redemption right available to the noncontrolling interest holder in the future. The noncontrolling interest holder’s right to redeem its stock is exercisable any time between July 1 and July 30 of any year, commencing with July 1, 2014. This right was not exercised during July 2014. Net income in the condensed consolidated statements of comprehensive income (loss) reflects 100% of the results of Ad.com Japan for the three and nine months ended September 30, 2014 and 2013 as the Company has a controlling financial interest in the entity. Net income is subsequently adjusted to exclude AOL’s noncontrolling interests to arrive at net income attributable to AOL Inc.

AOL INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The new guidance became effective for the Company in January 2014 and resulted in the offsetting of approximately $7 million of uncertain tax positions against deferred tax assets as of September 30, 2014.

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
The Company has the option to pay cash, issue shares of common stock or any combination thereof for the aggregate amount due upon conversion of the Convertible Senior Notes. The Company’s intent is to settle the principal amount of the Convertible Senior Notes in cash upon conversion. As a result, only the amounts payable in excess of the principal amounts of the Convertible Senior Notes are considered in diluted earnings per share under the treasury stock method.
For the three and nine months ended September 30, 2014, the Company had 8.0 million and 3.3 million, respectively, of weighted-average potentially dilutive common shares that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive for those periods. For each of the three and nine months ended September 30, 2013, the Company had 1.2 million of weighted-average potentially dilutive common shares that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive for those periods.
The following table is a reconciliation of basic and diluted net income attributable to AOL common stockholders per common share (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to AOL Inc. common stockholders	$28.5	$2.0	$66.0	$56.4
Shares used in computing basic income per common share	78.3	77.3	79.2	77.1
Dilutive effect of equity-based awards	3.9	3.9	4.1	4.3
Shares used in computing diluted income per common share	82.2	81.2	83.3	81.4
Basic net income per common share	$0.36	$0.03	$0.83	$0.73
Diluted net income per common share	$0.35	$0.02	$0.79	$0.69

AOL INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—GOODWILL
A summary of changes in the Company’s goodwill during the nine months ended September 30, 2014 is as follows (in millions):

	December 31, 2013	Acquisitions	Dispositions	Translation and Other Adjustments	September 30, 2014
Brand Group
Gross Goodwill	$283.5	$46.1	$(1.9)	$—	$327.7
Net Goodwill	283.5	46.1	(1.9)	—	327.7
Membership Group
Gross Goodwill	605.0	—	—	(0.7)	604.3
Net Goodwill	605.0	—	—	(0.7)	604.3
AOL Platforms
Gross Goodwill	473.2	83.6	—	(2.5)	554.3
Net Goodwill	473.2	83.6	—	(2.5)	554.3
Patch
Gross Goodwill	17.5	—	(17.5)	—	—
Impairments	(17.5)	—	17.5	—	—
Net Goodwill	—	—	—	—	—
Corporate and Other
Gross Goodwill	35,625.1	—	—	—	35,625.1
Impairments	(35,625.1)	—	—	—	(35,625.1)
Net Goodwill	—	—	—	—	—
Consolidated
Gross Goodwill	37,004.3	129.7	(19.4)	(3.2)	37,111.4
Impairments	(35,642.6)	—	17.5	—	(35,625.1)
Net Goodwill	$1,361.7	$129.7	$(1.9)	$(3.2)	$1,486.3
The increase in goodwill for the nine months ended September 30, 2014 was due primarily to the acquisition of Project Rover, Inc., dba Gravity (“Gravity”) and Convertro, Inc. ("Convertro") in 2014. See “Note 4” for additional information on these transactions.
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

AOL INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

service. An additional $5.9 million of fair value of unvested AOL restricted stock issued to Gravity employees is being recognized as equity-based compensation expense over the remaining award service periods.

The Company recorded $46.1 million of goodwill (which is not deductible for tax purposes) and $40.4 million of intangible assets associated with this acquisition. The intangible assets associated with this acquisition consist primarily of technology, customer relationships and trade names, all of which are being amortized on a straight-line basis over a period of five years. The fair value of the significant identified intangible assets was estimated by using relief from royalty and multi-period excess earnings valuation methodologies, which represent level 3 fair value measurements. Inputs used in the methodologies primarily included projected future cash flows, discounted at a rate commensurate with the risk involved.
Unaudited pro forma results of operations assuming this acquisition had taken place at the beginning of each period are not provided because the historical operating results of Gravity were not significant and pro forma results would not be significantly different from reported results for the periods presented.
Convertro
On May 6, 2014, the Company acquired Convertro, a leading attribution modeling technology company that helps marketers reallocate budgets within their media channels, sites, placements and creatives, for a total purchase price of $98.6 million, net of cash acquired. The purchase price included $89.0 million in cash, $8.9 million estimated fair value (with a gross value of $10.0 million) of contingent consideration to be paid to Convertro shareholders upon meeting specified product development milestones over the 17 months following the acquisition date, and $0.7 million of the $2.1 million estimated fair value of the unvested in-the-money options held by Convertro employees replaced with unvested AOL restricted stock and related to pre-acquisition service period.
The remaining $1.4 million fair value of issued restricted stock is being recognized as equity-based compensation expense over the remaining awards requisite service periods. The integration of Convertro technology is expected to enhance the ability of advertisers to customize their audience segments and establish a map of user journey to a particular event across media channels (e.g., a conversion, completion), thereby enabling the Company’s advertisers to develop a media plan that maximizes return on ad spend across various media channels. The Company borrowed $75.0 million under its senior secured revolving credit facility agreement (the “Credit Facility Agreement”) to facilitate funding of this acquisition.
The fair value of the contingent consideration liability recognized on the acquisition date was $8.9 million, of which $6.0 million was classified within other current liabilities and the remaining $2.9 million was classified within other long-term liabilities on the condensed consolidated balance sheets based on the expected timing of payments as of the acquisition date. The Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis, which represents a level 3 fair value measurement. As of September 30, 2014, the contingent liability balance is $6.6 million and is classified within other current liabilities based on the expected timing to complete the remaining product development milestones. The $2.3 million reduction to the liability is a result of a $2.5 million payment, including $0.2 million of accretion expense, made during the quarter as a result of Convertro achieving two product development milestones. In addition to the purchase price paid for this business, the Company agreed to pay up to a $9.0 million retention bonus to certain Convertro employees which is being recorded as compensation expense over the two year required service period.
The Company recorded $73.3 million of goodwill (which is not deductible for tax purposes) and $28.3 million of intangible assets associated with this acquisition. The intangible assets associated with this acquisition consist of technology, a trade name and customer relationships, all of which are being amortized on a straight-line basis over a period of five years, consistent with the useful lives of comparable intangible assets purchased under similar circumstances.

AOL INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the significant identified intangibles assets was estimated by using a discounted cash flow analysis using the relief from royalty approach to value the technology and trade name and the replacement cost approach to value customer relationships, which represent level 3 fair value measurements. Inputs used in the methodologies primarily included projected future cash flows, discounted at a rate commensurate with the risk involved.
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
Sale of Dulles Technology Center
On July 30, 2014, the Company completed the sale of a data center property located in Virginia for cash of approximately $33.1 million, net of costs to sell the property. During the three months ended June 30, 2014, the assets associated with this property were reclassified from property and equipment, net, to assets held for sale on the condensed consolidated balance sheets, and the Company recorded an immaterial impairment on the assets. During the three months ended September 30, 2014, an immaterial loss was recorded upon the sale of the assets.
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
Interest on borrowings under the Credit Facility Agreement is payable at rates per annum equal to, at the option of AOL: (1) a fluctuating base rate equal to JPMorgan’s adjusted base rate (“ABR”) plus the applicable margin, or (2) a periodic fixed rate equal to the Eurodollar rate plus the applicable margin. The ABR will be the highest of (i) the federal funds rate plus 0.5%, (ii) JPMorgan’s publicly announced prime rate and (iii) one-month LIBOR plus 1.0%. The applicable margin relating to any Eurodollar loan is 2.0% and the applicable margin relating to any ABR loan is 1.0%. AOL is required to pay a commitment fee of 0.5% per annum based on the unused portion of the commitments under the Credit Facility Agreement.

AOL INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Any amounts outstanding under the Credit Facility Agreement will be due and payable on July 1, 2018, and the commitments thereunder will terminate on such date. The Company intends to use borrowings under the Credit Facility Agreement for general corporate purposes.
On August 4, 2014, the Company repaid $30.0 million of borrowings under the Credit Facility Agreement. The Company repaid the remaining $75.0 million outstanding on September 11, 2014, through use of the proceeds from the convertible senior notes discussed below. As of September 30, 2014 there were no amounts outstanding under the Credit Facility Agreement and the available borrowing capacity was $250 million.

Convertible Senior Notes
On August 14, 2014, the Company issued $379.5 million aggregate principal amount of 0.75% convertible senior notes due September 1, 2019 (the “Notes”) through a private placement. The Company sold the Notes under a purchase agreement, dated August 13, 2014, with Goldman, Sachs & Co. (“Goldman Sachs”) and J.P. Morgan Securities LLC (“J.P. Morgan”) as representatives of the several purchasers (the “Initial Purchasers”). The Notes were issued under an indenture, dated as of August 19, 2014 (the "Indenture") between the Company and The Bank of New York Mellon, as trustee.
The net proceeds from the Company's sale of the Notes were approximately $369.1 million, net of issuance costs of $10.4 million. The Company used $40.0 million of the net proceeds from this offering to repurchase shares of its common stock from the purchasers of Notes in this offering in privately negotiated transactions through Goldman Sachs as its agent. These repurchases are part of the 2014 Stock Repurchase Program discussed in "Note 7". The Company used $36.6 million of the net proceeds to pay the cost of the convertible note hedge transactions (after such cost was partially offset by the proceeds to the Company from the sale of warrants pursuant to the warrant transactions) as described below under “Note Hedge and Warrant Arrangements.” The Company used $75.0 million of the net proceeds to repay borrowings under the Credit Facility Agreement discussed above. The Company expects to use the remaining net proceeds from the offering of the Notes for general corporate purposes including, but not limited to, additional share repurchases, acquisitions or other strategic transactions and working capital.
Under the Indenture, the Notes bear interest at a rate of 0.75% per year payable semiannually in arrears in cash on March 1 and September 1 of each year, beginning on March 1, 2015. The Notes will mature on September 1, 2019, unless earlier converted or repurchased in accordance with their terms. The Notes rank senior in right of payment to all of the Company’s indebtedness that is expressly subordinated in right of payment to the Notes, will rank equally in right of payment with all of the Company’s existing and future liabilities that are not so subordinated, will be effectively junior to any of the Company's secured indebtedness to the extent of the value of the assets securing such indebtedness (including amounts outstanding under the Company’s current credit facility) and will be structurally subordinated to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.
If the Company undergoes a fundamental change, subject to certain conditions, holders of the Notes may require the Company to purchase for cash all or a part of their Notes in principal amounts of $1,000 or a multiple thereof at a repurchase price equal to 100% of the principal amount of Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to maturity, the Company will increase the conversion rate for a holder who elects to convert

AOL INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

its Notes in connection with such a corporate event in certain circumstances. In such event, an aggregate of up to 2.3 million additional shares of common stock could be issued upon conversions in connection with such corporate events, subject to adjustment in the same manner as the conversion rate.
The Notes will be convertible into cash, shares of common stock, or a combination of cash and shares of common stock, at the Company’s election based on an initial conversion rate of 17.4456 shares of common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $57.32 per share of common stock) subject to customary adjustments. Holders may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding May 1, 2019 upon the occurrence of certain events in the future, as defined in the Indenture. On or after May 1, 2019 to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, regardless of the foregoing conditions. The Company's intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the principal amount, the Company would deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount (the "conversion spread"). The conversion spread would be included in the denominator for the computation of diluted net income per common share, using the treasury stock method. As of September 30, 2014, none of the conditions allowing holders of the Notes to convert have been met.
Accounting guidance requires that convertible debt that can be settled for cash, such as the Notes, be separated into the liability and equity component at issuance and each be assigned a value. The value assigned to the liability component is the estimated fair value, as of the issuance date, of a similar debt without the conversion feature. The difference between the principal amount of the Notes and estimated fair value of the liability component, representing the value of the conversion premium assigned to the equity component, is recorded as a debt discount on the issuance date. The fair value of the liability component of the Notes was determined using a discounted cash flow analysis, in which the projected interest and principal payments were discounted back to the issuance date of the Notes at a market yield, and represents a Level 3 fair value measurement. The Company estimated the straight debt yield by modeling the convertible note as a combination of a straight debt and a European call option. This required the use of a combination of inputs for similar assets observable in the market place to determine a yield on similar instruments without a conversion option and a significant unobservable input to estimate the future volatility of the Company's stock. The Company's stock volatility was estimated at 40% based on historical AOL stock price volatilities, as well as implied volatilities from option contracts traded immediately prior to the issuance date of the Notes. The Company estimated the straight debt borrowing rates at issuance to be 5.39% for similar debt to the Notes without the conversion feature, which resulted in a fair value of the liability component of approximately $301.5 million and a debt discount of $78.0 million. As a result, a conversion premium of $45.4 million, net of tax, was recorded in additional paid-in capital within stockholders' equity. The debt discount is amortized to interest expense using the effective interest method over the period from the issuance date through the contractual maturity date of the Notes on September 1, 2019.
In accounting for the transaction costs related to the Note issuance, the Company allocated the total amount incurred to the liability and equity components based on their relative fair values. Issuance costs attributable to the liability component were recorded within other assets on the condensed consolidated balance sheet and are being amortized to expense over the term of the Notes using the effective interest method. Issuance costs attributable to the equity component were recorded as a charge to additional paid-in capital within stockholders' equity.

AOL INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Balances attributable to the Notes consist of the following (in millions):

	September 30, 2014	December 31, 2013
Liability component:
Principal	$379.5	$—
Less: note discount	76.4	—
Net carrying amount	$303.1	$—
Equity component*	$75.7	$—
(*) Recorded in the condensed consolidated balance sheet in additional-paid-in capital within stockholders' equity.
The Notes are carried at their original issuance value, net of unamortized debt discount, and are not marked to market each period. The approximate fair value of the Notes as of September 30, 2014, was $394.2 million. The fair value of the Notes was estimated on the basis of inputs that are observable in the market and are considered Level 2 in the fair value hierarchy.
The Company recognized interest expense related to the Notes of $2.1 million for the three and nine months ended September 30, 2014, consisting of $0.3 million for the contractual coupon interest, $1.6 million for the accretion of the convertible note discount and $0.2 million for the amortization of deferred transaction costs.
Note Hedge and Warrant Arrangements
In connection with the sale of the Notes, the Company entered into privately negotiated note hedge transactions relating to approximately 6.6 million shares of common stock (the "Note Hedges") with certain option counterparties (the “Option Counterparties”). The Note Hedges represent call options from the Option Counterparties with respect to $379.5 million aggregate principal amount of the Notes. The strike price of the Note Hedges is $57.32 with a maturity date of September 1, 2019. These Note Hedges are designed to offset the Company’s exposure to potential dilution and/or amounts the Company is required to pay in excess of the principal amount of converted Notes upon conversion of the Notes in the event that the market value per share of the Common Stock at the time of exercise is greater than the strike price of the Note Hedges (which strike price corresponds to the initial conversion price of the Notes, subject to certain customary adjustments). During the three months ended September 30, 2014, the Company paid $70.1 million for the Note Hedges.
Separately, the Company also entered into privately negotiated warrant transactions with the Option Counterparties giving them the right to purchase in aggregate up to 13.2 million shares of common stock from the Company at a strike price of $84.92 per share. The warrant transactions will have a dilutive effect with respect to the Company’s common stock to the extent that the market price per share of its common stock exceeds the strike price of $84.92 per share of the warrants on or prior to the expiration date of the warrants. The warrants expire over a three month period beginning on December 2, 2019. During the three months ended September 30, 2014, the Company received $33.5 million in proceeds from the issuance of warrants.
The Note Hedges and warrants are not marked to market. The Note Hedges and the warrant transactions are separate transactions, entered into by the Company with the Option Counterparties and are not part of the terms of the Notes and will not affect the holders’ rights under the Notes. In addition, holders of the Notes will not have any rights with respect to the Note Hedges or the Warrants. The value of the Note Hedges and warrants were initially recorded to and continue to be classified as additional paid-in capital within stockholders' equity.

AOL INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—INCOME TAXES
For the three months ended September 30, 2014, the Company earned income before income tax of $42.3 million and incurred income tax expense of $14.4 million, which resulted in an effective tax rate of 34.0%, as compared to an effective tax rate of 89.7% for the three months ended September 30, 2013. The effective tax rate for the three months ended September 30, 2014 did not materially differ from the statutory U.S. federal income tax rate of 35.0%, primarily due to the favorable tax impact of additional deductions that produced a tax benefit in the current quarter offset by the tax impact of foreign losses that did not produce a tax benefit. The effective tax rate for the three months ended September 30, 2013 differed from the statutory U.S. federal income tax rate of 35.0% primarily due to the tax impact of a goodwill impairment charge, foreign losses that did not produce a tax benefit and the size of these items relative to the Company's pre-tax income.
For the nine months ended September 30, 2014, the Company earned income before income tax of $119.2 million and incurred income tax expense of $55.2 million, which resulted in an effective tax rate of 46.3%, as compared to an effective tax rate of 51.2% for the nine months ended September 30, 2013. The effective tax rates for the nine months ended September 30, 2014 and 2013 differed from the statutory U.S. federal income tax rate of 35.0% primarily due to the tax impact of foreign losses that did not produce a tax benefit. The impact of the foreign losses on the effective tax rate for the nine months ended September 30, 2014 was partially offset by the favorable impact of additional deductions that produced a tax benefit during the third quarter.
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

During the nine months ended September 30, 2014, the Company recorded a $34.2 million increase to additional paid-in capital as a result of equity-based compensation transactions. Included in this amount was $51.4 million related to expense incurred under AOL’s equity-based compensation plan and $1.5 million related to a portion of the fair value of converted awards that was included in the purchase price of recent acquisitions, partially offset by a reduction of $18.1 million related to tax withholdings on the vesting of restricted stock units (“RSUs”).

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

During the nine months ended September 30, 2014, the Company repurchased a total of 1.6 million shares under the July 2013 Stock Repurchase Program at a weighted-average price of $36.84 per share (approximately $58.6 million).

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

During the three and nine months ended September 30, 2014, the Company repurchased a total of 0.9 million shares under the 2014 Stock Repurchase Program at a weighted-average price of $42.46 per share (approximately $40 million).
NOTE 8—EQUITY-BASED COMPENSATION
Equity-Based Compensation Expense
Compensation expense recognized by AOL related to its equity-based compensation plans is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	$2.4	$2.8	$7.0	$8.6
Restricted stock, RSUs and PSUs	18.5	8.5	43.0	21.4
Employee Stock Purchase Program	0.4	0.5	1.4	1.4
Total equity-based compensation expense	$21.3	$11.8	$51.4	$31.4
Tax benefit recognized	$8.2	$4.6	$20.0	$12.3
As of September 30, 2014, the Company had 6.0 million stock options and 4.0 million restricted stock, RSUs and Performance Stock Units (“PSUs”) outstanding to employees, advisors and non-employee directors. The weighted-average exercise price of the stock options and the weighted-average grant date fair value of the restricted stock, RSUs and PSUs outstanding as of September 30, 2014 were $22.82 and $39.32, respectively.
As of September 30, 2014, total unrecognized compensation cost related to unvested AOL stock option awards was $12.6 million and is expected to be recognized over a weighted-average period of approximately 2.0 years. Total unrecognized compensation cost as of September 30, 2014 related to unvested restricted stock, RSUs and PSUs was $93.7 million and is expected to be recognized over a weighted-average period of approximately 2.0 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation expense related to these awards will be different from the Company’s expectations.

AOL INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AOL Stock Options
The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value AOL stock options at their grant date for stock options granted during the periods presented:

	Nine Months Ended September 30,
	2014	2013
Expected volatility	38.9%	37.4%
Expected term to exercise from grant date	4.89 years	5.03 years
Risk-free rate	1.5%	1.0%
Expected dividend yield	—%	—%

NOTE 9—RESTRUCTURING COSTS
As part of the Company’s continuing effort to reduce its expenses and invest in areas of strategic focus, the Company incurred restructuring costs of $1.2 million and $15.7 million for the three and nine months ended September 30, 2014, respectively.
A summary of AOL’s restructuring activity for the nine months ended September 30, 2014 is as follows (in millions):

	Employee Terminations	Other Exit Costs	Total
Liability at December 31, 2013	$15.7	$0.8	$16.5
Restructuring expense	13.6	2.1	15.7
Foreign currency translation and other adjustments	(0.2)	—	(0.2)
Cash paid	(25.6)	(1.1)	(26.7)
Liability at September 30, 2014	$3.5	$1.8	$5.3
At September 30, 2014, of the remaining liability of $5.3 million, $5.0 million was classified as a current liability within accrued expenses and other current liabilities, with the remaining $0.3 million classified within other long-term liabilities in the condensed consolidated balance sheets. Amounts classified as long-term are expected to be paid through 2017.
NOTE 10—COMMITMENTS AND CONTINGENCIES
Commitments
For a description of AOL’s commitments see “Note 10” to the Company’s audited consolidated financial statements included in the Annual Report.

AOL INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
As a result of its investigation of the security incident, the Company has determined that there was unauthorized access to information regarding a significant number of user accounts. This information included AOL users’ email addresses, postal addresses, address book contact information, encrypted passwords and encrypted answers to security questions that the Company asks when a user resets his or her password, as well as certain employee information. The Company believes that the individuals or entities have used this contact information to send “spoofed” emails that appeared to come from roughly 2% of its email accounts. There is no indication that the encryption on the passwords or on the answers to security questions was broken or that the incident resulted in disclosure of users’ financial information, including debit and credit cards, which is also fully encrypted.
The Company's investigation of the security incident is complete, and there is no indication that the Company has incurred or will incur a material loss associated with the security incident.
NOTE 11—SEGMENT INFORMATION
The Company’s segments are determined based on the properties, products and services it provides and how the chief operating decision maker (“CODM”) evaluates the business. The Company’s chief executive officer is the Company’s CODM for the nine months ended September 30, 2014.
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

AOL INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the three and nine months ended September 30, 2014 and 2013 is as follows (in millions):

	Brand Group	Membership Group	AOL Platforms	Corporate and Other	Consolidated Total
Three Months Ended September 30, 2014
Revenues from external customers
Advertising and other	$170.4	$32.7	$270.3	$—	$473.4
Subscription	—	153.4	—	—	153.4
Revenues from transactions with other segments	16.9	10.6	1.6	(29.1)	—
Total revenues	$187.3	$196.7	$271.9	$(29.1)	$626.8
Adjusted OIBDA	$17.0	$139.2	$(0.6)	$(33.8)	$121.8
Nine Months Ended September 30, 2014
Revenues from external customers
Advertising and other	$505.3	$108.6	$744.6	$—	$1,358.5
Subscription	—	458.4	—	—	458.4
Revenues from transactions with other segments	46.5	29.8	5.2	(81.5)	—
Total revenues	$551.8	$596.8	$749.8	$(81.5)	$1,816.9
Adjusted OIBDA	$31.9	$420.6	$(9.1)	$(92.8)	$350.6
Three Months Ended September 30, 2013
Revenues from external customers
Advertising and other	$176.1	$38.8	$184.8	$—	$399.7
Subscription	—	161.6	—	—	161.6
Revenues from transactions with other segments	16.4	4.1	3.9	(24.4)	—
Total revenues	$192.5	$204.5	$188.7	$(24.4)	$561.3
Adjusted OIBDA	$10.9	$149.8	$(7.1)	$(33.8)	$119.8
Nine Months Ended September 30, 2013
Revenues from external customers
Advertising and other	$527.9	$117.9	$501.1	$0.6	$1,147.5
Subscription	—	493.4	—	—	493.4
Revenues from transactions with other segments	44.5	18.5	8.9	(71.9)	—
Total revenues	$572.4	$629.8	$510.0	$(71.3)	$1,640.9
Adjusted OIBDA	$4.6	$447.8	$(20.9)	$(98.1)	$333.4

AOL INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s reconciliation of Adjusted OIBDA to operating income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating income	$48.0	$16.7	$126.2	$118.5
Add: Depreciation	33.5	32.0	100.6	97.4
Add: Amortization of intangible assets	16.9	11.1	48.6	29.7
Add: Restructuring costs	1.2	19.0	15.7	28.1
Add: Equity-based compensation	21.3	11.8	51.4	31.4
Add: Asset impairments and write-offs	1.1	29.0	12.3	30.4
Add: Losses/(gains) on disposal of assets, net	(0.2)	0.2	(4.2)	(2.1)
Adjusted OIBDA	$121.8	$119.8	$350.6	$333.4
Due to the nature of the Company’s operations, a majority of its assets are utilized across all segments. In addition, segment assets are not reported to, or used by, the CODM function to allocate resources or assess performance of the Company’s segments. Accordingly, the Company has not disclosed asset information by segment.
Information about Geographical Areas
The following table presents revenues in different geographical locations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States	$554.6	$498.5	$1,613.9	$1,456.3
United Kingdom	21.7	22.7	65.1	70.8
Germany	15.7	9.7	41.4	28.0
Canada	14.3	12.7	36.1	35.4
Japan	7.4	8.1	22.7	24.4
Other international	13.1	9.6	37.7	26.0
Total international	72.2	62.8	203.0	184.6
Total revenues	$626.8	$561.3	$1,816.9	$1,640.9

Revenues are attributed to countries based on the location of customers.

AOL INC.
PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
See “Part I – Item 1 – Financial Statements – Note 10 Commitments and Contingencies” for information about our legal proceedings.

ITEM 1A.    RISK FACTORS
We are including the following updated Risk Factors with this Quarterly Report to provide additional information on risks or uncertainties that could affect the forward-looking statements included in this Quarterly Report, and should be read in conjunction with the Risk Factors set forth in "Item 1A—Risk Factors," in the Annual Report.
Convertible Senior Notes
On August 14, 2014, we issued $379.5 million aggregate principal amount of 0.75% convertible senior notes due September 1, 2019 (the “Notes”). The Notes were issued under an indenture, dated as of August 19, 2014 (the "Indenture") between us and The Bank of New York Mellon, as trustee.
We may not have the ability to raise the funds necessary to settle conversions of the Notes in cash, repay the Notes at maturity or repurchase the Notes upon a fundamental change.
Holders of our Notes have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. Moreover, we will be required to repay the Notes in cash at their maturity, unless earlier converted or repurchased. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or pay cash with respect to Notes being converted or at their maturity.
In addition, our ability to repurchase or to pay cash upon conversion or at maturity of the Notes may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the Indenture or to pay cash upon conversion or at maturity of the Notes as required by the Indenture would constitute a default under the Indenture. A default under the Indenture for the Notes or the fundamental change itself could also lead to a default under our credit facility or agreements governing our future indebtedness. Moreover, the occurrence of a fundamental change under the Indenture could constitute an event of default under any such agreements. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or to pay cash upon conversion or at maturity of the Notes.
The conditional conversion feature of our outstanding Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of our Notes is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

AOL INC.
PART II. OTHER INFORMATION

Our outstanding Notes may be settled in cash, and the accounting method for such convertible debt securities could have a material effect on our reported financial results.
In accordance with US GAAP accounting guidance for convertible debt instruments that may be settled in cash upon conversion, we must separately account for the liability and equity components of convertible debt instruments (such as the Notes) in a manner that reflects our economic interest cost. The equity component of such instruments is required to be included in the additional paid-in capital section of stockholders’ equity on our condensed consolidated balance sheet at the issuance date and the value of the equity component is treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we expect to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income (or larger net losses) in our financial results because accounting guidance requires interest to include both the amortization of the debt discount and the instrument’s non-convertible coupon interest rate, which could adversely affect our future financial results and the trading price of our common stock.
In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that any shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be adversely affected. In addition, our diluted earnings per share would also be adversely affected if the market price of our common stock increases such that the conversion rights of the Notes are triggered, or the market price of our common stock exceeds the applicable strike price of the warrants we issued in conjunction with the convertible note hedge and warrant transactions and become “in the money,” then our diluted earnings per share would also be adversely affected.
Future sales of our common stock or other securities convertible into our common stock could lower the market price for our common stock.
In the future, we may issue or sell additional shares of our common stock or securities convertible into or exchangeable for our common stock. In addition, a substantial number of shares of our common stock is reserved for issuance in connection with our employee benefit plans, for purchase by employees under our employee stock purchase plan, upon conversion of our outstanding convertible notes and in relation to the convertible note hedge and warrant transactions we entered into in connection with the issuance of the convertible notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock or securities convertible into or exchangeable for our common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.
The convertible note hedge and warrant transactions may affect the value of our common stock.
In August 2014, we entered into convertible note hedge transactions with certain option counterparties. We also entered into warrant transactions with the option counterparties pursuant to which we will sell warrants for the purchase of our common stock. The convertible note hedge transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of our outstanding Notes and/or offset any cash payments we are required to make in excess of the principal amount upon conversion of any Notes. The warrant transactions could separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the strike price of the relevant warrants.
The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the notes (and are likely to do so during any observation period related to a conversion of Notes or following any repurchase of notes by us in connection with any fundamental change repurchase date or otherwise). This activity could also cause or avoid an increase or a decrease in the market price of our common stock.

AOL INC.
PART II. OTHER INFORMATION

We are subject to counterparty risk with respect to the convertible note hedge transactions.
The option counterparties for our convertible notes hedge transactions are financial institutions or affiliates of financial institutions, and we are subject to the risk that one or more of such option counterparties may default under the convertible note hedge transactions. Our exposure to the credit risk of the option counterparties is not secured by any collateral. If any option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the convertible note hedge transaction. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in our common stock market price and in volatility of our common stock. In addition, upon a default by the option counterparty, we may suffer adverse tax consequences and dilution with respect to our common stock. We can provide no assurance as to the financial stability or viability of any option counterparty.
The terms of our outstanding Notes, Delaware law and provisions in our certificate of incorporation, bylaws and stockholder rights plan could discourage, delay or prevent a change in control of us, thereby depressing the market price of our common stock.
The holders of our Notes have the right, at their option, to require us to repurchase all or a portion of their Notes if a fundamental change occurs prior to the maturity date of the Notes. In addition, if a make-whole fundamental change occurs prior to the maturity date of the Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change. Furthermore, the indenture for the Notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Notes. These and other provisions in the indenture could discourage, delay or prevent a third party from acquiring us.
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law also may discourage, delay, or prevent a third party from acquiring us by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire a majority of our outstanding voting stock. These provisions include the following:

•	the ability of our board of directors to create and issue preferred stock without prior stockholder approval;

•	the prohibition of stockholder action by written consent;

•	advance notice requirements for director nominations and stockholder proposals;

•	the ability of the board of directors to increase or decrease the number of directors without stockholder approval;

•	the requirement that only stockholders holding not less than 40% of the voting power of our common stock may call special meetings of stockholders; and

•	the ability of the board of directors to make, amend or repeal our bylaws.
We also have a stockholder rights plan that could discourage, delay or prevent a third party from acquiring us without the approval of our board of directors. Our stockholder rights plan has been filed with and is publicly available at or from the SEC.
These provisions could also delay or prevent a change in control of the Company, discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing or to cause us to take other corporate actions they desire, any of which could depress the market price of our common stock

AOL INC.
PART II. OTHER INFORMATION

Security Incident
The Company previously announced a security incident that involved unauthorized access to our network and systems (the “security incident”). We are updating the previously reported risk factor to reflect the outcome of our investigation.
The security incident could result in our products and services being perceived as unsecure, and consumers and customers may curtail or stop using our products and services, and we may incur significant legal and financial costs. If our efforts to protect the security of our network, as well as our consumer and customer data, are unsuccessful, we may incur significant costs, face government enforcement actions and private litigation, and our business and reputation could be adversely affected.
As a result of our investigation of the security incident, we have determined that there was unauthorized access to information regarding a significant number of user accounts. This information included AOL users’ email addresses, postal addresses, address book contact information, encrypted passwords and encrypted answers to security questions that we ask when a user resets his or her password, as well as certain employee information. We believe that the individuals or entities have used this contact information to send “spoofed” emails that appeared to come from roughly 2% of our email accounts. We have no indication that the encryption on the passwords or on the answers to security questions was broken or that the incident resulted in disclosure of users’ financial information, including debit and credit cards, which is also fully encrypted.
Our investigation of the security incident is complete and there is no indication that we have incurred or will incur a material loss associated with the security incident. We can give no assurance that a future incident could not be caused by events such as criminal activity, sabotage or espionage, computer viruses, hacking and other cyber-security attacks, router disruption, automated attacks such as denial of service attacks, power outages, natural disasters, accidents, terrorism, equipment failure or other events within or outside our control which could adversely affect us and our consumers.
If our network and data security measures are breached, our products and services may be perceived as not being secure, consumers and customers may curtail or stop using our products and services and we may incur significant legal and financial costs.
Our products and services involve the storage and transmission of our consumers’ and customers’ personal and proprietary information in our facilities and on our equipment, networks and corporate systems. Network and data security breaches expose us to a risk of loss of this information, litigation, remediation costs, increased costs for security measures, loss of revenue, damage to our reputation and potential liability. Network and data security breaches or unauthorized access have resulted in, and may in the future result in, a combination of significant legal and financial costs, increased remediation and other costs, damage to our reputation and a loss of confidence in the security of our products, services and networks that could have an adverse effect on our business. We take steps to prevent unauthorized access to our network and consumer and customer data and corporate systems, however, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a triggering event, we may be unable to anticipate these techniques or implement adequate preventative measures. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise network and data security. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our team members and contractors.
International, Federal and State Tax Laws
We previously disclosed risks related to international, federal, state and local tax laws and regulations affecting our business.  We are updating the previously reported risk factor to reflect a change in the date upon which the Internet Tax Freedom Act is expiring and the possible impact to our business.

AOL INC.
PART II. OTHER INFORMATION

We could be subject to additional tax liabilities which could adversely affect our business.
International, federal, state and local tax laws and regulations affecting our business are extremely complex and subject to varying interpretations. These tax laws and regulations, or interpretations or application of these tax laws and regulations, could change or new laws and regulations affecting our business could be enacted. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge. Currently, our subscription services are protected from taxation through the Internet Tax Freedom Act ("ITFA”), which is in effect until December 11, 2014, and there is no guarantee that this exemption will continue past this date. If the ITFA is allowed to expire, our services will be subject to taxes that we will need to collect from our customers, and implementing systems to collect and report such taxes may require significant resources.
Several taxing jurisdictions have sought to increase revenue by imposing new taxes on advertising generally, and internet advertising specifically, or by increasing general business taxes. Imposing new taxes on advertising or internet advertising would adversely affect us. Other states have sought to expand the definition of “nexus” for the purpose of taxing goods and services sold over the internet. If enacted, these new taxes would adversely affect our consumers and, as a result, could adversely affect our business.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of Equity Securities
The following is a summary of common shares repurchased by the Company under the 2014 Stock Repurchase Program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1, - July 31, 2014	—	$—	—	$150,000,000
August 1, - August 31, 2014	942,000	$42.46	942,000	$110,000,000
September 1, - September 30, 2014	—	$—	—	$110,000,000
Total	942,000	$42.46	942,000
(a)On July 28, 2014, the Board approved a new stock repurchase program (the "2014 Stock Repurchase Program"), which authorizes AOL to repurchase up to $150 million of its outstanding shares of common stock from time to time over the twelve months following the announcement of the program, depending on market conditions, share price and other factors. The repurchases may be made in accordance with applicable securities laws in the open market, in block trades, pursuant to pre-arranged trading plans or otherwise and may include derivative transactions. The 2014 Stock Repurchase Program may be suspended or discontinued at any time.

ITEM 6.    EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report.

AOL INC.
SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2014.

AOL INC.

By	/s/ Karen Dykstra
Name:	Karen Dykstra
Title:	Chief Financial and Administrative Officer

AOL INC.
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on December 9, 2009.		8-K	3.1	12/11/09
3.2	Amended and Restated By-laws of the Registrant.		8-K	3.2	12/11/09
4.1	Specimen Common Stock Certificate of Registrant.		8-K	4.1	12/11/09
4.2	Indenture, dated August 19, 2014, between AOL Inc. and The Bank of New York Mellon.		8-K	4.1	8/19/14
4.3	Global Note.		8-K	4.2	8/19/14
10.1	Confirmation of Base Call Option Transaction, dated August 13, 2014, between AOL Inc. and Goldman, Sachs & Co.		8-K	10.1	8/19/14
10.2	Confirmation of Base Call Option Transaction, dated August 13, 2014, between AOL Inc. and JPMorgan Chase Bank, National Association, London Branch.		8-K	10.2	8/19/14
10.3	Confirmation of Base Call Option Transaction, dated August 13, 2014, between AOL Inc. and Bank of America, N.A.		8-K	10.3	8/19/14
10.4	Confirmation of Base Call Option Transaction, dated August 13, 2014, between AOL Inc. and Deutsche Bank AG, London Branch.		8-K	10.4	8/19/14
10.5	Confirmation of Warrant Transaction, dated August 13, 2014, between AOL Inc. and Goldman, Sachs & Co.		8-K	10.5	8/19/14
10.6	Confirmation of Warrant Transaction, dated August 13, 2014, between AOL Inc. and JPMorgan Chase Bank, National Association, London Branch.		8-K	10.6	8/19/14
10.7	Confirmation of Warrant Transaction, dated August 13, 2014, between AOL Inc. and Bank of America, N.A.		8-K	10.7	8/19/14
10.8	Confirmation of Warrant Transaction, dated August 13, 2014, between AOL Inc. and Deutsche Bank AG, London Branch.		8-K	10.8	8/19/14
10.9	Confirmation of Additional Call Option Transaction, dated August 14, 2014, by and between AOL Inc. and Goldman, Sachs & Co.		8-K	10.9	8/19/14
10.10	Confirmation of Additional Call Option Transaction, dated August 14, 2014, by and between AOL Inc. and JPMorgan Chase Bank, National Association, London Branch.		8-K	10.10	8/19/14
10.11	Confirmation of Additional Call Option Transaction, dated August 14, 2014, by and between AOL Inc. and Bank of America, N.A.		8-K	10.11	8/19/14
10.12	Confirmation of Additional Call Option Transaction, dated August 14, 2014, by and between AOL Inc. and Deutsche Bank AG, London Branch.		8-K	10.12	8/19/14
10.13	Confirmation of Additional Warrants, dated August 14, 2014, by and between AOL Inc. and Goldman, Sachs & Co.		8-K	10.13	8/19/14

AOL INC.
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
10.14	Confirmation of Additional Warrants, dated August 14, 2014, by and between AOL Inc. and JPMorgan Chase Bank, National Association, London Branch.		8-K	10.14	8/19/14
10.15	Confirmation of Additional Warrants, dated August 14, 2014, by and between AOL Inc. and Bank of America, N.A.		8-K	10.15	8/19/14
10.16	Confirmation of Additional Warrants, dated August 14, 2014, by and between AOL Inc. and Deutsche Bank AG, London Branch.		8-K	10.16	8/19/14
10.17	Amendment to Credit Agreement among AOL Inc. as Borrower, several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, dated August 13, 2014.		8-K	10.1	8/14/14
10.18*	AOL Inc. 2010 Stock Incentive Plan, as amended and restated.		S-8	4.4	8/8/14
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†	X
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013, (ii) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2014 and 2013 and (v) Notes to Condensed Consolidated Financial Statements. ††
		X
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