Form 10-K
period 2014-12-31
AOL Inc.
filed 2015-02-27
CIK 1468516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________________________________________________________________________________
FORM 10-K
_______________________________________________________________________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number 001-34419
_______________________________________________________________________________________________________________________________________________________
AOL INC.
(Exact name of registrant as specified in its charter)
_______________________________________________________________________________________________________________________________________________________

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
None
_______________________________________________________________________________________________________________________________________________________
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant (based upon closing price of such shares on the New York Stock Exchange on June 30, 2014) was approximately $3.1 billion. As of February 24, 2015, the number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding was 78,413,472.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this report is incorporated by reference from the Registrant's proxy statement to be filed pursuant to Regulation 14A with respect to the Registrant's 2015 Annual Meeting of Stockholders.

AOL INC.

AOL INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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
Achieving our business and financial objectives, including improved financial results and maintenance of a strong balance sheet and liquidity position, could be adversely affected by the factors discussed or referenced in “Item 1A—Risk Factors” as well as, among other things:

•	changes in our plans, strategies and intentions;

•	stock price volatility;

•	future borrowing and restrictive covenants under our revolving credit facility;

•	the impact of the convertible senior notes (the “Notes”) and the related hedge and warrant transactions;

•	the impact of significant acquisitions, dispositions and other similar transactions;

•	our ability to attract and retain key employees;

•	any negative unintended consequences of cost reductions, restructuring actions or similar efforts, including with respect to any associated savings, charges or other amounts;

•	adoption of new products and services;

•	our ability to attract and retain unique visitors to our properties;

•	asset impairments; and

•	the impact of “cyber attacks.”
References in this Annual Report to “we,” “us,” the “Company,” and “AOL” refer to AOL Inc., a Delaware corporation.

ITEM 1. BUSINESS
Introduction
AOL Inc. (referred to herein as “AOL”, the “Company”, “we”, “our” or “us”) is a leading global media technology company with a substantial worldwide audience and a suite of digital brands, products and services that we offer to consumers, advertisers, publishers and subscribers. We are focused on attracting and engaging consumers by creating and offering high quality branded online digital content, products and services and providing valuable advertising services on both our owned and operated properties and third-party websites.
We market our offerings to advertisers on both AOL Properties and on third party internet sites (the “Third Party Properties”). AOL Properties include our owned and operated content, products and services in the Membership Group and Brand Group segments, which are each described in further detail below. AOL Properties also include co-branded websites owned or operated by third parties for which certain criteria have been met, including the requirement that the internet traffic has been assigned to us. Our AOL subscription service, which we offer consumers in the United States for a monthly fee, is a valuable distribution channel for AOL Properties. Through AOL Platforms we provide third party publishers and our AOL Properties with premium products and services, such as premium formats, video advertising and content personalization, intended to make their websites and applications attractive to advertisers as well as the ability to programmatically sell advertising inventory. Through AOL Platforms, we provide advertisers the ability (i) to programmatically plan, buy and measure advertising across all screens and advertising formats using self-serve technology or our managed services and (ii) to buy advertising inventory using traditional advertising sales methods. We also provide advertisers and other content providers the ability to syndicate and measure video viewing and engagement activity at scale across all internet-enabled devices (i.e., desktop, mobile and internet-enabled television).
We are in the midst of executing a multi-year strategic plan to reinvigorate growth in our revenues and profits by taking advantage of the continuing migration of advertising, commerce and information to the internet and digital devices. Our strategy is to focus our resources on AOL’s core competitive strengths in technology platforms, subscription services, and content and advertising, including video content and advertising formats while expanding the distribution of our premium content, and our product and service offerings on multiple platforms and digital devices, including on internet-enabled televisions, smartphones and tablets. This approach includes our continued focus on our video content production and distribution and our video advertising offerings. We continue to reinvigorate AOL’s culture and brand by prioritizing the consumer experience, making greater use of data-driven insights, encouraging innovation and optimizing our advertising technology to create an end-to-end open data platform.
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
During 2014 we completed acquisitions that added many important components to our advertiser and publisher platform. In January 2014 we acquired Project Rover, Inc. (“Gravity”), a company that offers multi-screen content optimization and personalization using patented technology that creates interest graphs based on individuals’ interests, preferences and habits and that allows publishers to offer a tailored and relevant selection of editorial and advertising content to readers. In May 2014 we acquired Convertro, Inc. (“Convertro”), a leading multi-touch attribution modeling technology company. In December 2014 we acquired Vidible, Inc. (“Vidible”), a programmatic video exchange platform for discovering and distributing video content that will enable licensees and licensors to distribute and monetize video content across all internet-enabled devices.

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

•
The Membership Group, which consists of offerings that serve our registered account holders, both free and paid. The results for this segment include the performance of our subscription offerings and advertising offerings on Membership Group properties, including communications products, such as AOL Mail.

•
AOL Platforms (formerly referred to as AOL Networks), which consists of interconnected programmatic (automated) and premium advertising offerings and technologies that advertisers and publishers use to reach consumers across all devices (i.e., desktop, mobile and television), and includes formats such as display, including video and social formats. AOL Platforms also provides additional technology solutions that enhance our programmatic platforms and enable advertisers and publishers to have an end-to-end open programmatic media buying experience by providing access to Third Party Properties, AOL Properties ad serving, content personalization, targeting, attribution and cross-channel analytics. The results for this segment include the performance of Advertising.com (“Ad.com”), AdLearn Open Platform (“AOP”), Adap.tv, Marketplace by ADTECH (“Marketplace”), AOL On, Be On, ADTECH, Gravity, Vidible and Convertro.

In addition to the above reportable segments, we have a corporate and other category that includes activities that are not directly attributable or allocable to a specific segment. This category primarily consists of broad corporate functions and includes legal, human resources, accounting, analytics, finance and marketing as well as activities and costs not directly attributable to a particular segment such as restructuring costs, tax settlements and other general business costs. The corporate and other category also includes the elimination of revenues resulting from transactions between the Brand Group, Membership Group and AOL Platforms segments.
For financial information about our segments for the years ended December 31, 2014, 2013, and 2012, see “Note 12” in our accompanying consolidated financial statements and “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The Brand Group
The Brand Group seeks to be a leading publisher of relevant and engaging online content and a provider of engaging online consumer products and services, by utilizing highly scalable publishing platforms and content management systems. We generate advertising revenues in the Brand Group primarily through display advertising (which includes video advertising) and search advertising. The Brand Group consists of our portfolio of distinct and unique content brands as well as certain service brands with a focus on news, women/lifestyle and technology. Through our diverse network of sites, we seek to reach a global audience on many platforms and across all devices. With consumers’ increasingly shifting to mobile devices such as smartphones and tablets, we continue to focus our efforts on creating a better user experience across formats and devices. Additionally we offer advertisers and agencies powerful, comprehensive and efficient online tools to effectively deliver advertising and to reach targeted audiences across Brand Group properties on all internet-enabled devices. We also offer and sell native advertising to advertisers. Our native advertising offerings include enabling advertisers to sponsor or publish content on our sites, that is aligned with the advertiser's brand values and messaging, while being relevant to the consumer experience on the sites.

Brand Group offerings include original content produced by professional journalists from new and traditional media, politicians, celebrities, academics, policy experts, freelance writers and bloggers, our curated content and curated and aggregated content from third parties and user-generated content. Our content offerings are made available to broad audiences through sites such as AOL.com and The Huffington Post, and related sites, as well as to specialized audiences on highly-targeted, branded properties, such as Engadget and TechCrunch. Some of these sites also serve as entry points for our other services, such as AOL Search. Additionally, we have entered into joint ventures and other strategic partnerships with third parties with established brands in an effort to expand our content offerings. To facilitate the intake, creation, management and publication of original content, we utilize publishing platforms and content management systems that are designed to scale in a cost-effective manner in order to produce a large variety of relevant content for consumers. In some instances, we have entered into third party partnerships in certain content verticals, which typically provide that the Brand Group receives a share of advertising revenue sold on a co-branded site. The Brand Group continues to simplify its brand portfolio, focusing on fewer, more relevant brands and in 2014 we shuttered or disposed of several brands, including Patch. For more information related to our material dispositions, see “Note 4” in our accompanying consolidated financial statements. The Brand Group offers many highly engaging and relevant brands, including:

•
AOL.com-AOL.com curates and aggregates compelling and engaging content, including content verticals around news, sports, entertainment and finance, and provides easy access to important services such as AOL Search and AOL Mail.  We seek to continuously develop and refine our home page by offering enhanced features and functionality, including original video content and user interface improvements.

•
The Huffington Post-an influential news, opinion and lifestyle website with user comments, which also includes many sections that offer news and perspectives on different subject areas, such as multicultural issues, healthy living and politics. We have expanded The Huffington Post internationally and it is now in over 10 countries, largely through partnerships with established local media companies. In 2014 and beyond we seek to continue the expansion of The Huffington Post. Additionally, HP Live! provides live online streaming video programming that leverages The Huffington Post’s community and social platform and invites real-time viewer engagement and interaction by smartphone, tablet or webcams.

•
MapQuest-a leading online mapping and directions service. We seek to continue to supplement our MapQuest offerings beyond navigation through the launch of original travel content and enhanced trip planning features. We plan on further refining our mobile products with features and enhancements that enable users to experience trips more efficiently. MapQuest also licenses its business-to-business services to third party customers.

•	Other brands-Moviefone, TechCrunch, Engadget, Makers and StyleMePretty
Through different services operated by AOL Platforms, advertisers are able to access inventory on Brand Group properties and our AOL Properties are able to optimize their content offerings, using multi-screen content optimization and personalization.
Increasingly, consumers access the internet on devices other than a personal computer. We continue to develop and offer applications for our existing desktop products and services that are optimized for display on portable devices, such as smartphones and tablets, and on internet-enabled televisions. In addition, we also continue to develop and offer applications specific to such devices.
We plan to continue our focus on creating a better user experience across our brands, investing in mobile applications within the Brand Group, prioritizing launches of key brands, collaborating with other providers in order to have our mobile applications included in their offerings, and expanding our mobile advertising platform. We offer AOL search on AOL Properties within the Brand Group and Membership Group.

We provide our consumers with a general, internet-based search experience that utilizes the organic web search results of Google Inc. (“Google”), presents additional links on the search results page that showcase contextually relevant AOL and third-party content and information and provides a variety of search-related features (such as suggesting related searches to help users further refine their search queries). We also provide our consumers with relevant paid text-based search advertising through our relationship with Google, in which we provide consumers sponsored link ads in response to their search queries. We distribute our search experience via AOL owned and operated properties globally, enabling users to access AOL's search services through search boxes, homepage resets, toolbars, browser extensions, and working with internal and external partners to drive traffic to our search landing pages. In addition, we offer vertical search services (i.e., search within a specific content category) and mobile search services on Brand Group and Membership Group properties.
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
Certain of our Brand Group properties, such as our AOL.com portal and HuffingtonPost.com, serve as valuable distribution channels for our content, products and services as do our subscription services. We utilize our premium video platform as a means of distributing content and increasing engagement across our Brand Group properties. We use a variety of other distribution channels as well, including agreements with manufacturers of devices and other consumer electronics and mobile carriers. We distribute our content, products and services directly to consumers on the open web and through the Apple App Store, the Google Play Store, the Amazon Appstore and the Android Market. Additional distribution channels include toolbars, widgets, co-branded portals and websites, mobile aggregators, third-party websites and social networks (whether offered directly or by means of partnerships with social network operators such as Facebook, Inc. (“Facebook”), or enabling users to share our content through social networks) that link to AOL Properties. We also utilize search engine marketing and search engine optimization as distribution methods. We make available open standards and protocols for use by third-party developers to enhance, promote and distribute our properties.
The Membership Group
The Membership Group consists of offerings that serve our registered account holders, both free and paid. The Membership Group creates integrated experiences that allow our consumers to have access to useful content from important brands, communication tools, including AOL Mail, and valuable services, such as AOL Search. In addition, we continue to offer new products and services that are either third party or AOL-developed products that are made available to our subscribers as value-added benefits in their packages, or in some instances, to all internet customers on a stand-alone basis. We offer advertisers and agencies tools to effectively deliver advertising and reach targeted audiences across Membership Group properties. Advertising inventory on Membership Group sites not sold directly to advertisers may be included for sale to advertisers through AOL Platforms and is reflected as intersegment revenue within the Membership Group. Search offerings are also provided on Membership Group properties.

As of December 31, 2014, we had approximately 2.2 million domestic AOL subscribers. Our subscribers are important users of Brand Group and Membership Group properties, and engaging our subscribers, as well as former AOL subscribers who continue to utilize our free service plan, is an important component of our strategy. Our paid subscription plans provide a suite of products and services ranging from online storage, privacy and security solutions to technical support, back-up and unlimited dial-up internet access options, computer protection and partner discounts.
Similar to the Brand Group, through different services operated by AOL Platforms, advertisers are able to access inventory on Membership Group properties and our AOL Properties are able to optimize their content offerings, using multi-screen content optimization and personalization.
As part of our ongoing efforts to increase customer satisfaction and retention, we continue to develop, test and market additional new products, services and packages. AOL subscribers are able to manage their subscriptions through an online self-service portal as well as through telephone and chat-based customer support options.
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
AOL Platforms
AOL Platforms aims to help advertisers and publishers solve fundamental challenges presented by the digital marketing landscape by making available programmatic platforms, video offerings and advertising solutions. AOL Platforms offers our advertising technology products and services to advertisers, publishers and other technology companies individually or on a bundled basis. Advertisers and publishers can access our offerings on an individual basis, choosing specific services for their requirements from our suite of offerings, or on a bundled basis, accessing our full suite of services and offerings via our end-to-end open programmatic media buying experience. We aim to develop our current relationships with publishers and advertisers and continue to drive increased global advertiser investment and publisher growth.
Advertising revenues on AOL Platforms are primarily generated when we acquire and/or make available advertising inventory from AOL Properties or Third Party Properties and then use our proprietary optimization, targeting and delivery technology to match advertisers and their objectives with available inventory. Through our video offerings such as AOL On, Be On and Adap.tv, AOL Platforms is able to effectively create, curate and distribute video programming and video advertisements. AOL Platforms also provides integrated ad serving solutions to enable publishers and advertisers to efficiently manage, serve and report on their advertising programs. We expect cross-screen digital media advertising to increase as consumer habits shift towards digital media. As the number of advertisers seeking to reach consumers across multiple devices is also on the rise, and as consumer habits continue to shift towards digital media, we believe that AOL Platforms is positioned to address these market and consumer trends through its platforms, offerings and solutions. For more information related to our material acquisitions, see “Note 4” in our accompanying consolidated financial statements.

Programmatic Platforms
AOL Platforms’ programmatic technology automates ad planning and buying by matching publisher inventory to advertiser-designated criteria, across all internet-enabled devices and advertising formats. AOL Platforms is comprised of various programmatic technologies, including AOP, Adap.tv and MARKETPLACE, as well as complementary products and services, including ADTECH, Advertising.com, multi-touch attribution models (Convertro), and content personalization (Gravity). Through AOL Platforms, we seek to help our publishers and advertisers solve what we believe are critical marketing industry challenges of business inefficiency and data loss. We believe that companies will integrate into larger, more comprehensive programmatic platforms rather than operating independently as the use of programmatic advertising increases. We also expect that advertisers will use programmatic platforms that can absorb, utilize and protect multiple data sets across screens, formats and inventory types. We also offer advertisers the ability to target advertisements to specific users across all devices using device linking technology that utilizes identifiable information, such as geographic location, previous exposure to certain advertisements and/or user behavior online.
Our programmatic platform consists of the following offerings that advertisers and publishers use independently or in combination with one another on a self-service or managed-service basis:
AOP
AOP is our global demand side platform that leverages AdLearn, our proprietary scheduling, optimization and delivery technology that optimizes advertising placements against available inventory on Third Party Properties and AOL Properties. AOP is used by advertisers and agencies to programmatically plan, buy and measure online advertising across all internet-enabled devices and advertising formats. Advertisers have access to premium non-reserved inventory on Third Party Properties through Advertising.com and other inventory sources, and premium reserved and non-reserved inventory on AOL Properties. Advertisers have the option to use AOP through our self-service technology or our managed-services.
Adap.tv
We acquired Adap.tv, Inc. (“Adap.tv”) in September 2013. Adap.tv is our global video exchange for advertisers and publishers that schedules, optimizes and delivers advertising placements against available inventory on Third Party Properties and AOL Properties both programmatically and on a managed service basis across all internet-enabled devices and television.
MARKETPLACE
MARKETPLACE is our global sell-side platform that enables premium publishers to programmatically sell their desktop and mobile inventory via open exchange and private marketplace environments. MARKETPLACE is also available as a self-service programmatic tool or managed-service solution. Using MARKETPLACE, third party publishers can sell their inventory alongside certain AOL Properties.
Other Technologies
The following technology solutions enhance our programmatic platforms and enable advertisers and publishers to have an end-to-end open programmatic media buying experience by providing access to Third Party Properties and AOL Properties, ad serving, content personalization and attribution and analytics.
Advertising.com (Ad.com)
Ad.com is our legacy global third-party advertising network. Ad.com inventory includes non-reserved display inventory, including video inventory, from third-party publishers which can be bundled and sold with inventory from Brand Group and Membership Group properties. Advertisers can conduct campaigns across desktop, mobile and social formats. Advertisers can access Ad.com inventory programmatically through AOP through the AdLearn technology that gets smarter at matching and optimizing media the more it is used. Advertisers can also access Ad.com inventory using our traditional managed service for both brand and direct response marketing.
The Company, Yahoo! Inc. (“Yahoo”) and Microsoft Corporation (“Microsoft”) are parties to non-exclusive agreements that allow advertising networks operated by each of the companies to offer each other’s premium non-reserved online display inventory to their respective customers. This partnership offers advertisers and agencies the efficiency of buying premium display at scale to reach customers and audiences.
ADTECH
ADTECH is our proprietary ad serving technology that is the primary ad server used by our Brand Group and Membership Group properties. In addition, we license this ad serving technology to third parties through our ADTECH subsidiaries in the United States and Europe. ADTECH supports premium display advertising, including video advertising, across all internet-enabled devices.
Gravity
Through Gravity, we offer content personalization and native advertising to Third Party Properties and AOL Properties.
Convertro
Convertro is a leading attribution modeling technology company that we acquired in May 2014. The attribution modeling technology enhances the ability of advertisers to customize their audience segments and establish a map of a user journey to a particular event across media channels (e.g., a conversion or completion), thereby enabling advertisers to develop a media plan that maximizes return on ad spend across various media channels. We believe this technology provides solutions to brands and agencies seeking to have an expansive and holistic view of their target customers across their entire purchasing path in real-time.
Video Platform
Our premium video platform includes content, technology and distribution channels for content providers, publishers and advertisers to access and distribute video content at scale. We remain focused on the continued expansion of our video platform for both AOL Properties and Third Party Properties. Through Vidible we plan to provide a programmatic video exchange platform for discovering and distributing video content that will enable licensees and licensors to distribute and monetize video content across all internet-enabled devices.
Content
AOL On, our premium video syndication service, which includes over a dozen curated content channels, can be accessed through and experienced across all internet-enabled devices. AOL On includes original programming and video content from a large number of syndication partners. Through Be On, advertisers are able to create, syndicate and measure branded video content at scale across all internet-enabled devices. Our Be On offering provides a platform for long-form branded content across all internet-enabled devices and we seek to provide brands with the tools and resources to create, syndicate at scale and measure premium content that consumers desire to watch and share.

Distribution
AOL On distributes ad-supported video content across a vast network of Third Party Properties and AOL Properties via all internet enabled devices. We believe that the Vidible video exchange technology will expand our video content management tools by providing another piece in the single end-to-end open platform that AOL Platforms continues to work towards. We expect that Vidible will also create an open marketplace for video for our partners seeking to curate, syndicate and monetize their content.
Technology
Our video technology platform is designed to meet a variety of video-related needs of our customers including those related to content distribution, monetization and measurement across all internet-enabled devices and video formats. In addition to AOL On and Be On technology platforms, Adap.tv is also a key platform that our advertisers and publishers use to buy and sell video advertising inventory programmatically across all internet-enabled devices. We believe Vidible, our programmatic video exchange platform, will also enhance our growing platform by providing partners access to additional video management, syndication and analytics tools.
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
Similar to our other AOL Platforms offerings, we support premium ad experiences across all formats and screens and encourage advertisers and publishers to use our sophisticated ad targeting strategies to drive improved results by delivering ads to the most interested consumers in relevant context.
Revenues
Global Advertising and Other Revenues
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
Third Party Properties. We sell advertising on Third Party Properties and offer advertising services to the publishers of these sites.
In addition to global advertising revenues, we also generate other revenues across our Third Party Properties and AOL Properties.
AOL Properties Advertising Revenue
We generate advertising revenues on AOL Properties through display advertising (which includes video advertising) and search advertising. We offer advertisers a wide range of capabilities and solutions to effectively deliver advertising and reach targeted audiences across AOL Properties through our dedicated advertising sales force. A significant area of our focus is on offering customized premium display advertising, including video. A growing area of focus is on offering advertisers access to native advertising. The substantial number of unique visitors on AOL Properties allows us to offer advertisers the capability of reaching a broad and diverse demographic and geographic audience without having to partner with multiple content providers. We seek to provide effective and efficient advertising solutions utilizing data-driven insights that help advertisers decide how best to engage consumers. We offer advertisers marketing and promotional opportunities to purchase specific placements of advertising directly on AOL Properties (i.e., in particular locations and on specific dates). In addition, we offer advertisers the opportunity to bid on unreserved display advertising inventory on AOL Properties utilizing our proprietary scheduling, optimization and delivery technology. Finally, advertising inventory on AOL Properties not sold directly to advertisers, as described above, may be included for sale to advertisers by AOL Platforms with inventory purchased from third-party publishers. In addition, agreements with advertisers can include other advertising-related services such as content sponsorships, exclusivities or advertising effectiveness research.
For the years ended December 31, 2014, 2013 and 2012, our advertising revenues on AOL Properties were $995.7 million, $998.7 million and $946.9 million, respectively.
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

Search Advertising Revenues
Search advertising revenues are generated on AOL Properties when a consumer clicks on a text-based ad on their screen. These text-based ads are either generated from a consumer-initiated search query or generated based on the content of the web page the consumer is viewing. Google is, except in certain limited circumstances, the exclusive web search and search-based advertising provider for AOL Properties, based on our agreement that runs through December 31, 2015. In connection with these search services, Google provides us with a share of the revenue generated through paid text-based search and contextual advertising on AOL Properties. For the year ended December 31, 2014, advertising revenues associated with the Google relationship were $407.4 million. Substantially all of these revenues were search revenues generated on AOL Properties, with a significant majority generated within the Brand Group and to a lesser extent within the Membership Group. See “Item 1A-Risk Factors-Risks Relating to Our Business-We are dependent on a third-party search provider.”
Third Party Properties Advertising Revenues
Advertising revenues are generated on Third Party Properties through the sale of advertising inventory by publishers on the Third Party Properties. Our advertising offerings on Third Party Properties consist primarily of the sale of display advertising and also include search advertising. Advertising arrangements for the sale of Third Party Properties inventory typically take the form of impression-based contracts or performance-based contracts. In order to generate advertising revenues on Third Party Properties, we incur higher traffic acquisition costs (“TAC”) as compared to advertising on AOL Properties.

For the years ended December 31, 2014, 2013 and 2012, our advertising revenues on Third Party Properties were $856.2 million, $614.7 million and $471.6 million, respectively.
Other Revenues
In addition to advertising revenues, we also generate other revenues, including platform and service fees. The Brand Group generates licensing revenues from third-party customers through MapQuest’s business-to-business services and online travel services as well as revenue from ticket sales related to technology events hosted by TechCrunch. The Brand Group also generates revenue from licensing its content and platforms to third parties. AOL Platforms generates other revenues by licensing our proprietary ad serving technology to third parties, primarily through ADTECH, and through fees generated from publishers and advertisers using Adap.tv’s platform technology and features, as well as services such as ad serving and hosting. AOL Platforms also generates other revenues from licensing Convertro's attribution modeling technology.
Subscription Revenues
The Membership Group generates subscription revenues principally through our subscription services products we offer to consumers. As of December 31, 2014, we offered price plans ranging from $33.99 to $4.99. These plans include a variety of features such as maintenance services, online technical support, anti-virus software and identity theft protection. We also offer consumers, among other things, enhanced online safety and security features and technical support for a monthly subscription fee. Our subscriber base has declined and is expected to continue to decline. This has resulted in year-over-year declines in our subscription revenues. The number of domestic AOL subscribers was 2.2 million, 2.5 million and 2.8 million at December 31, 2014, 2013 and 2012, respectively. For the years ended December 31, 2014, 2013 and 2012, our subscription revenues were $606.5 million, $650.1 million and $705.3 million, respectively.
Although our subscription revenues have declined and are expected to continue to decline, we believe that our subscription revenues generated by the Membership Group will continue to remain an important source of revenue, operating income and cash flow in the near term. The revenue and cash flow generated from our subscription services will help us to pursue our strategic initiatives.
The revenue related to our other subscription products and services is recognized as subscription revenue in cases where we are responsible for providing the service to the end consumer. In instances when we are promoting a third-party product and generating revenues for those services, but the third party is responsible for providing the service to the end consumer, we recognize the net amount retained within the Membership Group as display advertising revenue.
Product Development
We seek to develop new and enhanced versions of our products and services for our consumers, advertisers, publishers and subscribers. While in the past we have relied primarily on our own proprietary technology to support our products and services, we have been steadily increasing our use of open source technologies, third-party providers and platforms with a view to diversifying our sources of technology, as well as for cost management. Research and development costs related to our software development efforts for 2014, 2013 and 2012 totaled $37.6 million, $40.6 million and $44.8 million, respectively. These costs consist primarily of personnel costs that are incurred in relation to the development of software and user-facing internet offerings that do not qualify for capitalization. Certain costs related to the development of internal-use software are capitalized and included in property and equipment, net on the consolidated balance sheets. These costs include the costs associated with coding, software configuration, major upgrades and enhancements. At December 31, 2014 and 2013, the net book value of capitalized internal-use software development was $77.8 million and $60.7 million, respectively. For the years ended December 31, 2014, 2013 and 2012, we capitalized $51.1 million, $38.1 million and $30.8 million, respectively, related to the development of internal-use software.

Intellectual Property and Other Proprietary Rights
Our intellectual property and other proprietary assets include copyrights, trademarks and trademark applications, patents and patent applications, domain names, trade secrets, other proprietary rights and licenses of intellectual property rights of various kinds. These assets and rights, both in the United States and in other countries around the world, are collectively among our most valuable assets. We rely on a combination of copyright, trademark, patent, trade secret and unfair competition laws and other laws protecting free speech, free expression, and the press, as well as contractual provisions to protect our assets. The duration and scope of the protection afforded to our intellectual property and other assets depends on the type of property in question and the laws and regulations of the relevant jurisdiction. In the case of licenses, they also depend on contractual provisions. We consider the AOL brand and our other brands to be some of our most valuable assets and these assets are protected by numerous trademark registrations in the United States and globally. These registrations may generally be maintained in effect for as long as the brand is in use in the respective jurisdiction.
Competition
The Brand Group and the Membership Group compete for the time and attention of consumers, advertising revenue and talent with a wide range of companies, including Google, Twitter, Inc., Facebook, Microsoft Corporation’s MSN, Yahoo, IAC/Interactive Corp. (“IAC”), CBS Interactive, Inc., Comcast Corporation, Gannett Company, Inc., and Mode Media Corporation.
AOL Platforms competes more broadly with other companies with advertising and publisher platform offerings, including programmatic advertising offerings and video and mobile offerings; including Google, including its YouTube subsidiary, Facebook, Yahoo, Media Math, Inc., Rocket Fuel, Inc., Pubmatic, Inc., Videology, Inc., TubeMogul Inc.,Turn Inc., Millennial Media, Inc., Criteo S.A, Rubicon Project, The Walt Disney Company’s Maker Studios, Hulu, LLC, Media Mind and Undertone.
Our subscription services compete with other providers of bundled subscription services, such as cable companies.
Internationally, our primary competitors are global enterprises such as Yahoo, Google, MSN, IAC, Facebook and other social networking sites, as well as a large number of local enterprises.
The internet industry is dynamic and rapidly evolving. New and popular competitors frequently emerge, including social networking sites, providers of communications tools and providers of advertising products and services. We also compete with the companies listed above for talent in technology skills and content creation, among other areas.
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
In the United States, internet access services are generally classified as “information services” and, since open internet rules promulgated in 2010 have been struck down by the DC Circuit Court of Appeals, are not subject to regulation by the Federal Communications Commission (“FCC”). The FCC has voted to reclassify internet access services as "telecommunications services" under Title II of the Telecommunications Act, which will subject internet service providers ("ISPs") to regulation that may restrict such providers from blocking or discriminating against content, but we do not know whether the rules implemented as a result of this vote will be adequate to prevent such conduct. Broadband providers have threatened litigation to challenge this action.    In addition, Congress is considering legislation that would impose open internet protection, but it is unclear when Congress may take such action or whether that action will be successful. Currently the uncertainty of regulation or legislation preventing broadband ISPs from blocking or discriminating against our content could adversely affect our business.
Various international laws and regulations also affect our growth and operations. In addition, various legislative and regulatory proposals under consideration from time to time by the United States Congress and various federal, state and international authorities have materially affected us in the past and may materially affect us in the future. In particular, federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of mobile and video platforms and advertising networks. We use a variety of tracking and data correlation technologies to facilitate authentication, preference management, research and measurement, personalization, targeting and advertisement and content delivery. More sophisticated targeting and measurement facilitate enhanced revenue opportunities. The regulation of these tracking and data correlation technologies and other current online advertising practices could adversely affect our business.
Marketing
Our marketing efforts continue to support our mission to simplify the internet for consumers and creators by unleashing the world's best builders of culture and code. We connect tens of thousands of publishers with thousands of advertisers on our global and programmatic, content and advertising platforms. We believe the most effective type of marketing in the near term will be our ability to deliver compelling content, products and services to the millions of consumers who visit us each day. We intend to continue to promote and support the AOL brand while we increase our focus on our family of individual content, product and service brands. We look for strategic opportunities to integrate our brands into high value sponsorships and targeted promotions aimed at defining our core value proposition to consumers. We also engage in meaningful marketing partnerships that allow us to grow our audience.
Employees
As of December 31, 2014, we employed approximately 4,500 people. Our employees are based in 19 countries around the world, including the United States, the United Kingdom, Ireland, Canada, Israel, Germany, and India. At that time, the country outside of the United States where we had the largest employee population was the United Kingdom, with approximately 320 employees.
As of February 18, 2015, we employed approximately 4,350 people. In general, we consider our relationship with employees to be good.

Global Presence
We provide our products and services in over 30 countries.  The United States accounted for approximately 89% of our revenues in 2014. Our foreign operations may expose us to risks such as those described in “Item 1A-Risk Factors-Risks Relating to Our Business-We face risks relating to doing business internationally that could adversely affect our business.” For geographic area data for the years ended December 31, 2014, 2013 and 2012, see “Note 12” in our accompanying consolidated financial statements.
Seasonality
In the fourth quarter, we have historically seen a sequential increase in advertising revenues across our segments associated with holiday advertising.

WHERE YOU CAN FIND MORE INFORMATION
We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. Unless otherwise stated herein, these filings are not deemed to be incorporated by reference in this report. You may read and copy any documents filed by us at the Public Reference Room of the SEC, 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC’s website at http://www.sec.gov. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “AOL.” You can inspect and copy reports, proxy statements and other information about us at the NYSE’s offices at 20 Broad Street, New York, New York 10005. We also maintain an internet web site at www.corp.aol.com. We use our website as a channel of distribution of material company information. Financial and other information regarding AOL is routinely posted on and accessible at http://ir.aol.com and http://blog.aol.com. In addition, you may automatically receive e-mail alerts and other information about AOL by visiting the “e-mail alerts” section at http://ir.aol.com and enrolling your e-mail address. We make available on our internet website free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and any amendments to those reports as soon as practicable after we electronically file such reports with the SEC. In addition, copies of our (i) Corporate Governance Policy, (ii) charters for the Audit and Finance Committee, Compensation and Leadership Committee, Executive Committee and Nominating and Governance Committee and (iii) Standards of Business Conduct and Code of Ethics for Our Senior Executive and Senior Financial Officers are available through our internet website at http://ir.aol.com. References to our website are intended to be inactive textual references only and the information posted on, accessed through or otherwise connected to it shall not be deemed to be incorporated by reference into this report.
Executive Officers of the Registrant

Pursuant to General Instruction G of Form 10-K, the following is included in Part I of this Annual Report and sets forth certain information concerning our executive officers, including their ages as of February 24, 2015.
Mr. Tim Armstrong
Mr. Armstrong, age 44, has served as Chairman and Chief Executive Officer of AOL since April 2009. Prior to that, Mr. Armstrong was President, Americas Operations of Google Inc. Mr. Armstrong joined Google Inc. in 2000 as Vice President, Advertising Sales, and in 2004 was promoted to Vice President, Advertising and Commerce and then in 2007 he was named President, Americas Operations and Senior Vice President. Before joining Google, Mr. Armstrong served as Vice President of Sales and Strategic Partnerships for Snowball.com from 1998 to 2000. Prior to that, he served as Director of Integrated Sales and Marketing at Starwave’s and Disney’s ABC/ESPN internet Ventures. Mr. Armstrong started his career by co-founding and running a newspaper based in Boston, Massachusetts. Mr. Armstrong is a trustee of Lawrence Academy and on the board of trustees of The Paley Center for Media. Mr. Armstrong currently serves on the board of directors of The Priceline Group Inc. Mr. Armstrong is a Chair Emeritus of the Ad Council and Chairman of the IAB Education Foundation, both of which are non-profit organizations.
Ms. Karen Dykstra
Ms. Dykstra, age 56, has served as Executive Vice President and Chief Financial and Administrative Officer of AOL since November 2013 and served as Executive Vice President and Chief Financial Officer from September 2012 until November 2013. Prior to that, Ms. Dykstra was a partner at Plainfield Asset Management LLC and held leadership positions with Plainfield from 2006 to 2010, including Chief Operating Officer and Chief Financial Officer of Plainfield Direct Inc. At that time, Plainfield Asset Management LLC managed investment capital for institutions and high net worth individuals in the United States and abroad. Plainfield Direct Inc., a direct lending and investment business of Plainfield Asset Management, is now known as Plainfield Direct LLC. Prior to joining

Plainfield, she was the Chief Financial Officer of Automatic Data Processing, Inc. from 2003 to 2006 and acted as the Principal Financial Officer from 2001 to 2003. Her career spanned 25 years with Automatic Data Processing. Ms. Dykstra currently serves on the board of directors of Gartner Inc. She previously served on the AOL Board of Directors from 2009 until September 2012 and on the board of directors of Crane Co. from 2004 until 2012.
Ms. Julie Jacobs
Ms. Jacobs, age 48, has served as Executive Vice President, General Counsel and Corporate Secretary of AOL since May 2010. Prior to that, Ms. Jacobs served as Senior Vice President, Deputy General Counsel and Assistant Corporate Secretary, a role she held from March 2006 until May 2010. Ms. Jacobs joined AOL in 2000 as Assistant General Counsel. Prior to joining AOL, Ms. Jacobs was an attorney at Milbank Tweed Hadley & McCloy LLP, where her practice focused on a wide variety of international development and telecommunications projects.
Mr. Bob Lord
Mr. Lord, age 51, has served as President of AOL since January 2015, overseeing the Company's newly unified global advertising operations. Prior to that, Mr. Lord served as Executive Vice President and Chief Executive Officer of AOL Platforms, a role he held from August 2013 to January 2015. Prior to that, Mr. Lord served as the Global CEO of Razorfish LCC, a digital agency which provides services such as web development and emerging media, technology and social influence marketing, from February 2009 to August 2013.  Mr. Lord also worked for Publicis Group S.A., a multinational advertising and public relations company, as CEO of Publicis Groupe’s Digital Technology Division, which includes Razorfish, the Digitas LBi Network, Denuo, Fluent and CRM365, from February 2013 to August 2013, and CEO of VivaKi Interactive from December 2011 to January 2013. Prior to his CEO roles, Mr. Lord held various positions at Razorfish, including as East Region President from August 2004 to January 2009, as Executive Vice President SBI-Razorfish from March 2003 to July 2004 and as Chief Operating Officer from January 2002 to February 2003. Prior to Razorfish, Mr. Lord held various positions in technology consulting and engineering. Mr. Lord is a member of the Nantucket Project Advisory Board.

Mr. William Pence
Mr. Pence, age 52, has served as Executive Vice President and Chief Technology Officer since May 2014. Prior to that, Mr. Pence served as Executive Vice President and Chief Technology Officer from November 2007 to April 2014 and Chief Operating Officer from March 2012 to April 2014 of WebMD Health Corporation, a provider of Internet information, communities and reference material about health subjects. Prior to that, Mr. Pence served as Senior Vice President and Chief Technology Officer of Napster, Inc. from May 2003 to October 2007. From March 2001 to April 2003, Mr. Pence held the position of Senior Vice President and Chief Technology Officer of pressplay, A Universal Music Group/Sony Music Entertainment joint venture. Prior to that, Mr. Pence held the position of Senior Vice President and Chief Technology Officer of Universal Music Group and various technical positions at IBM Corporation.
Mr. Bud Rosenthal
Mr. Rosenthal, age 48, has served as Senior Vice President and Chief Executive Officer of the AOL Membership Group since July 2013. Prior to that, Mr. Rosenthal served in several capacities at AOL, including Senior Vice President of Membership, Paid Services and President, Paid Services from June 2010 to June 2013. Prior to joining AOL, Mr. Rosenthal served as President and CEO of TurnHere, a network platform of freelance filmmakers and photographers, from 2008 to 2010 and was Interim President and CEO of WorkMetro, an online employment agency, from 2007 to 2008. Mr. Rosenthal also served as Entrepreneur in Residence at Charles River Ventures in 2006 and prior to that held the positions of Vice President/General Manager at Rhapsody music subscription service at RealNetworks, Inc. and Vice President at Yahoo! Inc. Mr. Rosenthal serves on the Board of Directors of PowerReviews LLC and was a co-founder of BigStep.com, a hosting and commerce platform company.

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
Growth in our advertising revenues depends on our ability to maintain and expand our existing relationships with advertisers and publishers and our ability to develop new relationships with other advertisers and publishers. Growth in our advertising revenues also depends on our ability to continue offering effective products and services for advertisers and publishers. As the advertising market generates and develops new concepts and technology, we may incur additional costs to implement more effective products and services. As programmatic advertising gains traction with more advertisers and publishers, we continue to invest in and focus on our end-to-end open technology and programmatic platforms. Continuing to develop and improve these products and services may require significant time and additional investment. If we cannot continue to develop and improve our advertising products, services and technologies in a timely and cost-effective fashion, our competitive position and results of operations could be adversely affected.
The commercial attractiveness of the programmatic advertising solutions that we offer to publishers and advertisers depends on a variety of complex and evolving factors, among them the successful integration of various components of our tech stack including technology and platforms from our recent acquisitions, the continued effective functioning and improvement of our proprietary learning algorithms, the continued ability to access and utilize relevant data about consumers and their consumption habits across multiple devices and, with respect to programmatic advertising exchange-related activities, continued automated access to the advertising inventory and application programming interfaces of publishers as well as continued robust relationships with brand advertisers and agencies.
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
Additionally, there are different cost structures within our advertising business. In order to generate display advertising revenues on Third Party Properties, we incur TAC. While a majority of the costs associated with generating display advertising on Third Party Properties are variable, a majority of costs associated with generating display advertising revenue on AOL Properties are fixed. Therefore, even if we generate higher display advertising revenues on Third Party Properties, because there are lower incremental margins associated with these sales, the increase in our operating income will be less than it would with an equivalent increase in display revenues on AOL Properties.
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
As consumers increasingly use mobile devices and as the demand for video content and advertising increases, we compete with other companies in developing and offering mobile and video content and advertising products and services. If consumers, advertisers and publishers do not widely adopt our mobile and video offerings or if we do not generate sufficient revenue from our mobile or video offerings, our competitive position could be adversely affected.
In addition, companies offering services to advertisers are increasingly seeking to track individual consumer usage across devices through the use of tracking and data correlation technologies. To the extent companies with a larger audience reach than ours are able to track individual consumer usage in this way and gather data about consumers that is valuable to advertisers, those companies will have a competitive advantage. If we cannot develop and offer effective tracking and data correlation technologies or we do not have access to a sufficient consumer audience, our advertising products and services may not be as valuable to advertisers and publishers and our competitive position and results of operations may be harmed.
Additionally, we could be at a competitive disadvantage in the long term if we are not able to capitalize on international opportunities, especially as compared to a number of our competitors who maintain an expansive global presence. If our competitors are more successful than we are in developing compelling content, products and services or in attracting and retaining consumers, advertisers, publishers and subscribers domestically and internationally, our business could be adversely affected.
If we do not continue to develop and offer compelling content, products and services and attract new consumers or maintain the engagement of our existing consumers, our advertising revenues could be adversely affected.
In order to attract consumers and maintain or increase engagement on AOL Properties, we believe we must offer compelling content, products and services across all devices, including mobile. Acquiring, developing and offering new content, products and services, as well as new functionality, features and enhanced performance of our existing content, products and services, may require significant investment and time to develop. In addition, consumer tastes are difficult to predict and subject to rapid change.
In general, our subscribers are among the most engaged consumers on AOL Properties. As our subscriber base declines, it is advantageous to maintain the engagement of former AOL subscribers and increase the number and engagement of other consumers on AOL Properties in order to successfully execute our business model. Additionally, consumer engagement on certain of the AOL Properties, such as AOL.com, has a significant impact on our operating results and we continue to focus on efforts to maintain or increase engagement on those properties. For example, we derive a significant portion of our search advertising revenue from search queries on AOL.com. If we are unable to develop online content, products and services that are attractive and relevant to AOL.com consumers, we may not be able to maintain or increase our existing consumers’ engagement on or attract new consumers to AOL.com and as a result our search advertising revenues may be adversely affected.
Our subscriber base could decline faster than we currently anticipate which could result in a decrease in our subscription and advertising revenues.
Our subscriber base has declined and is expected to continue to decline. This decline has been the result of several factors, including the increased availability of high-speed internet broadband connections and attractive bundled offerings by such broadband providers, the fact that a significant amount of online content, products and services has been optimized for use with broadband internet connections and the effects of our strategic shift to focus on generating advertising revenues, which resulted in us essentially eliminating our marketing efforts for our subscription access services and the free availability of the vast majority of our content, products and services. Although we provide many additional products and services as part of our subscription plans, there can be no assurance that our subscribers will value the bundles of services we offer and they may cancel their subscriptions at any time. If any of these factors result in our subscriber base declining faster than we currently anticipate, our subscription and advertising revenues could be adversely affected.
We are dependent on a third-party search provider.
We do not own or control a general web search service or search advertising system. Google is, except in certain limited circumstances, the exclusive provider of web search and search sponsored links on AOL Properties through December 31, 2015. For the year ended December 31, 2014, search advertising revenues comprised approximately 21% of our total advertising and other revenues. Changes that Google has made and may unilaterally make in the future to its search service or advertising network, including changes in its policies and guidelines, pricing, algorithms or advertising relationships, could adversely affect our advertising revenues. Additionally, a decline or an unfavorable change in our relationship with Google could materially affect our advertising revenues. In addition, if Google fails to perform its obligations under the search agreement or terminates the terms of the search agreement, it may have an adverse effect on our business.
Upon expiration of our agreement with Google on December 31, 2015, there can be no assurance that the agreement will be renewed, or, if the agreement is renewed, that we would receive the same revenue share as we do under the current agreement. In addition, there can be no assurance that if we enter into an arrangement with an alternative search provider the terms would be as favorable as those under the current Google agreement. Even if we were to enter into an arrangement with an alternative search provider with terms as or more favorable than those under the current Google agreement, such an arrangement might generate significantly lower search advertising revenues.
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
While we continue our efforts to update our technology infrastructure to minimize costs and maximize efficiencies, many of our products and services are dependent on technology infrastructure that was developed a number of years ago. The technology infrastructure utilized for our consumer offerings and advertising services is highly complex and may not provide satisfactory support as usage increases and products and services expand, change and become more complex in the future. In addition, we incur significant costs operating our business with multiple technology platforms and infrastructure. Updating and replacing our technology infrastructure may be challenging to implement and manage, may take time to test and deploy, may cause us to incur substantial costs and may cause us to suffer data loss or delays or interruptions in service which could adversely affect our business. Competitors with newer technology infrastructure may have greater flexibility and be in a position to respond more quickly than us to new opportunities, which could impact our competitive position in certain markets and adversely affect our business.
If we are unable to hire, engage and retain key management and other personnel, our business could be adversely affected.
Our future success depends in large part upon the continued service of key members of our management team and other personnel. If we do not succeed in retaining and engaging our key employees and in attracting new key personnel, we may be unable to meet our strategic objectives, including maintaining or building our most valuable brands and developing our end-to-end open programmatic platform, and, as a result, our business could be adversely affected. In particular, Tim Armstrong, our CEO, is critical to our overall management, as well as the development of our strategic direction and culture. We do not maintain any key-person life insurance policies.
If we cannot effectively distribute our content, products and services, our ability to attract new customers and maintain the engagement of existing consumers could be adversely affected.
As the behavior of internet consumers continues to change, distribution of our content, products and services via traditional methods may become less effective, and new distribution strategies may need to be developed. Consumers are increasingly using social networking sites to communicate and to acquire and disseminate information rather than through instant messaging, electronic mail and portals. As consumers migrate towards social networks, we continue to build social elements into our content, products and services in order to make them available on social networks and to attract and engage consumers on our properties, for example by allowing consumers to contribute comments or their own original content. There is no guarantee that we will be able to successfully integrate our content with such social networking or other new consumer trends. Even if we are able to distribute our content, products and services effectively through social networking or other new or developing distribution channels, this does not assure that we will be able to attract new consumers.
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
To the extent that we cannot generate consumer and advertiser awareness and adoption of our mobile applications, content, products and services, including new forms of internet advertising for mobile and other internet enabled devices, our business could be adversely impacted.
Global consumers are increasingly accessing and using the internet through devices other than personal computers, such as smartphones, tablets and televisions. As consumer usage shifts away from personal computers and laptops, we expect that our ability to grow advertising revenue will become increasingly dependent on our ability to generate revenue from ads on mobile and other internet enabled devices such as set-top boxes (e.g., Roku, Amazon Fire TV). In order for consumers to access and use our content, products and services via these devices, we must continue to ensure that our content, products and services are compatible with such devices. We need to continue to secure arrangements with device manufacturers and carriers to promote prominent and effective distribution of our content, products and services. In addition to placement agreements with wireless carriers and device manufacturers, currently we offer applications directly to consumers for download from AOL Properties, the Apple App Store, the Google Play Store, or through other distribution channels. We are dependent on the interoperability of our products with popular mobile operating systems that we do not control, such as Android and iOS. To the extent a manufacturer or access provider makes any changes in these systems or terms of service that decreases our products' functionality, gives preferential treatment to competitive products, or prevents our ability to show ads, this could adversely affect our usage and revenue on mobile devices.
The amount of revenues earned in connection with mobile and other internet enabled devices is currently small relative to total advertising revenues. Also, business models in the marketplace seem to be undergoing experimentation and rapid change.

A disruption or failure of our networks and information systems, the internet or other technology may disrupt our business.
Our business is heavily dependent on the availability of network and information systems and services, other technologies, including those owned or licensed by third parties, and the internet. Shutdowns or service disruptions caused by events such as criminal activity, sabotage or espionage, computer viruses, hacking and other cyber-security attacks, router disruption, automated attacks such as denial of service attacks, power outages, natural disasters, accidents, terrorism, equipment failure or other events within or outside our control could adversely affect us and our consumers, including loss or compromise of data, service disruption, damage to equipment and data and excessive call volume to call centers. Furthermore, such attacks are not always able to be immediately detected, which means that we may not be in a position to promptly address the attacks or to implement adequate preventative measures. Such events could result in large expenditures necessary to recover data, or repair or replace such networks or information systems or to protect them from similar events in the future. As not all of our systems are fully redundant, some data or systems might not be recoverable after such events. In addition, not all of our systems operate in the same data centers. Significant incidents could result in a disruption of parts of our business, consumer dissatisfaction, damage to our brands, legal costs or liability, and a loss of consumers or revenues.

If our network and data security measures are breached, our products and services may be perceived as not being secure, consumers and customers may curtail or stop using our products and services and we may incur significant legal and financial costs.
Our products and services involve the storage and transmission of our consumers’ and customers’ personal and proprietary information in our facilities and on our equipment, networks and corporate systems. Network and data security breaches expose us to a risk of loss of this information, government enforcement actions and private litigation, remediation costs, increased costs for security measures, loss of revenue, damage to our reputation and potential liability. Network and data security breaches or unauthorized access have resulted in, and may in the future result in, a combination of significant legal and financial costs, increased remediation and other costs, damage to our reputation and a loss of confidence in the security of our products, services and networks that could have an adverse effect on our business. We take steps to prevent unauthorized access to our network and consumer and customer data and corporate systems, however, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a triggering event, we may be unable to anticipate these techniques or implement adequate preventative measures. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise network and data security. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our team members and contractors. We can give no assurance that a future incident could not be caused by events such as criminal activity, sabotage or espionage, computer viruses, hacking and other cyber-security attacks, router disruption, automated attacks such as denial of service attacks, power outages, natural disasters, accidents, terrorism, equipment failure, malware in advertisements, or other events within or outside our control which could adversely affect us and our consumers.
As we previously disclosed, we have determined that there was a security incident in 2014 in which there was unauthorized access to information regarding a significant number of user accounts. This information included AOL users’ email addresses, postal addresses, address book contact information, encrypted passwords and encrypted answers to security questions that we ask when a user resets his or her password, as well as certain employee information. We believe that the individuals or entities have used this contact information to send “spoofed” emails that appeared to come from roughly 2% of our email accounts. We have no indication that the encryption on the passwords or on the answers to security questions was broken or that the incident resulted in disclosure of users’ financial information, including debit and credit cards, which is also fully encrypted. Our investigation of the security incident is complete and there is no indication that we have incurred or will incur a material loss associated with the security incident.
If we cannot continue to enforce and protect our intellectual property rights, our business could be adversely affected.
We rely on patent, copyright, trademark, domain name and trade secret laws in the United States and similar laws in other countries, as well as licenses and other agreements with our employees, consumers, content providers, suppliers and other parties, to establish and maintain our intellectual property rights in the technology, content, products and services used in our operations. These laws and agreements may not guarantee that our intellectual property rights will be protected and our intellectual property rights could be challenged or invalidated. Amendments to or interpretations of U.S. patent laws or new rulings around U.S. patent laws may adversely impact our ability to protect our new technologies, content, products and services and to defend against claims of patent infringement. In addition, such intellectual property rights may not be sufficient to permit us to take advantage of current industry trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of offerings, decreased traffic and associated revenue or otherwise adversely affect our business. As we acquire and publish more original content, our intellectual property may be increasingly subject to misappropriation by others, and the costs to protect and enforce our intellectual property rights may increase. Additionally, as new generic top-level domains launch, we will likely register a significant number of domain names and initiate more enforcement actions in order to protect and defend the trademark rights in our brands, and we may incur significant costs as a result.
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
Our operations utilize significant amounts of data about our business, consumers, AOL subscribers and our advertising and publishing partners in order to deliver our content, products and services and our advertising solutions. Although we take measures to protect against unauthorized intrusion into such data, the misappropriation, release, loss or misuse of this data, whether by accident, omission or as the result of criminal activity, sabotage or espionage, hacking, computer viruses, natural disasters, terrorism, equipment failure or other events, could lead to negative publicity, harm to our reputation, customer dissatisfaction, regulatory enforcement actions or individual or class-action lawsuits or significant expenditures to recover the data or protect data from similar releases in the future, and may otherwise adversely affect our business. With respect to our AOL subscribers, if we or other companies experience any unauthorized intrusion into subscribers’ or customers’ data, our subscribers may not be willing to provide the information necessary for them to continue their subscription, and our business could be adversely affected. Additionally, many of our subscribers pay by credit or debit card. Data breaches at other companies have resulted and could in the future result in card cancellations of some of our subscribers. To the extent we do not receive updated payment information for these subscribers, the rate of our subscriber base decline could increase. Furthermore, as not all of our systems are fully redundant, some data or systems might not be recoverable in a catastrophic event or other significant service disruption.

New or existing federal, state or international laws or regulations or industry self-regulatory principles applicable to our business or the lack of regulations could subject us to claims or otherwise adversely affect our business.
Our business is subject to a variety of federal, state and international laws and regulations and industry self-regulatory principles, including those with respect to consumer privacy, advertising generally, consumer protection, content regulation, network neutrality, cyber security, data protection, intellectual property (including copyright, patent, trademark and trade secret laws), defamation, child protection, advertising to and collecting information from children, taxation, employment classification, billing, subpoena and warrant processes and others. These laws, regulations and principles and the interpretation or application of these laws, regulations and principles could change. In addition, new laws, regulations or principles affecting our business could be enacted. Furthermore, many laws were adopted prior to the advent of the internet and related technologies or have an unsettled application or scope with respect to the internet and related technologies and therefore their application on our business is often uncertain. Additionally, as our business evolves, we may be subject to new laws and the application of existing laws to us might change. These laws, regulations and principles are frequently costly to comply with and may divert a significant portion of management’s attention. If we fail to comply with these applicable laws, regulations or principles, we could receive negative publicity and be subject to significant liabilities which could adversely affect our business.
In the United States, internet access services are generally classified as “information services” and, since open internet rules promulgated in 2010 have been struck down by the DC Circuit Court of Appeals, are not subject to regulation by the Federal Communications Commission (“FCC”). The FCC has voted to reclassify internet access services as "telecommunications services" under Title II of the Telecommunications Act, which will subject internet service providers ("ISPs") to regulation that may restrict such providers from blocking or discriminating against content, but we do not know whether the rules implemented as a result of this vote will be adequate to prevent such conduct. Broadband providers have threatened litigation to challenge this action.    In addition, Congress is considering legislation that would impose open internet protection, but it is unclear when Congress may take such action or whether that action will be successful. Currently the uncertainty of regulation or legislation preventing broadband ISPs from blocking or discriminating against our content could adversely affect our business.

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
A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. In addition to the potentially differing interpretations of existing law, the present landscape of public policy and privacy creates uncertainty for business planning. In such an uncertain environment, it is difficult to make informed long-term business planning decisions about data use, notice, storage, access, retention or choice. The existing privacy-related laws and regulations as well as industry self-regulatory principles are evolving and subject to potentially differing interpretations. There is a possibility that these laws may be interpreted in a way that is inconsistent with our practices. In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding data protection and privacy matters. We have posted privacy policies and practices concerning the collection, use and disclosure of user data on our websites. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders or other federal, state or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or others or other liabilities, or could result in us having to change our data collection practices, which could adversely affect our business. In addition, a failure or perceived failure to comply with industry standards or with our own privacy policies and procedures could result in a loss of consumers or advertisers and adversely affect our business.
Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of cookies and a variety of other data correlation technologies for advertising and measurement. Our data management platform is designed to be a comprehensive suite of advertising technologies that will deploy tracking and data correlation technologies, the regulation of which could adversely affect our business.
Any restructuring actions and cost reduction initiatives that we undertake may not deliver the expected results and these actions may adversely affect our business operations.
We have undertaken and expect to continue to undertake various restructuring activities and cost reduction initiatives in an effort to better align our organizational structure and costs with our strategy. In connection with such activities, we may experience a disruption in our ability to perform functions important to our strategy. Such activities could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of our strategic objectives and the results of our operations. If we do not fully realize or maintain the anticipated benefits of this or any restructuring plans and cost reduction initiatives, our business could be adversely affected.
The terms of our revolving credit facility contain restrictive covenants which limit our business and financing activities.
The terms of our revolving credit facility include customary covenants which impose restrictions on our business and financing activities, subject to certain exceptions or the consent of our lenders including, among other things, limits on our ability to incur additional debt, create liens, enter into merger, acquisition and divestiture transactions, pay dividends and engage in transactions with affiliates. The credit facility contains certain customary affirmative covenants, including a requirement that we maintain a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, and customary events of default. Our ability to comply with these covenants may be adversely affected by events beyond our control, including economic, financial and industry conditions. A breach of any of the credit facility covenants, including a failure to maintain a required ratio or meet a required test, may result in an event of default. This may allow our lenders to terminate the commitments under the credit facility, declare all amounts outstanding under the credit facility (if any), together with accrued interest, to be immediately due and payable and exercise other rights and remedies. If this occurs, we may not be able to refinance the accelerated indebtedness on acceptable terms, or at all, or otherwise repay the accelerated indebtedness.
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
In accordance with US GAAP accounting guidance for convertible debt instruments that may be settled in cash upon conversion, we must separately account for the liability and equity components of convertible debt instruments (such as the Notes) in a manner that reflects our economic interest cost. The equity component of such instruments is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheets at the issuance date and the value of the equity component is treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we expect to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income (or larger net losses) in our financial results because accounting guidance requires interest to include both the amortization of the debt discount and the instrument’s non-convertible coupon interest rate, which could adversely affect our future financial results and the trading price of our common stock.
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
The option counterparties for our convertible note hedge transactions are financial institutions or affiliates of financial institutions, and we are subject to the risk that one or more of such option counterparties may default under the convertible note hedge transactions. Our exposure to the credit risk of the option counterparties is not secured by any collateral. If any option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the convertible note hedge transaction. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in our common stock market price and in volatility of our common stock. In addition, upon a default by the option counterparty, we may suffer adverse tax consequences and dilution with respect to our common stock. We can provide no assurance as to the financial stability or viability of any option counterparty.
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
These provisions could also delay or prevent a change in control of the Company, discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing or to cause us to take other corporate actions they desire, any of which could depress the market price of our common stock.
We may need to raise additional capital, and we cannot be sure that additional financing will be available.
We have funded our ongoing working capital, capital expenditure and financing requirements through cash flows from operations, asset dispositions, borrowings under the Credit Facility Agreement and proceeds from the issuance of the Notes; however, we may require additional financing in the future. Our ability to obtain future financing will depend on, among other things, our financial condition and results of operations as well as the condition of the capital markets or other credit markets at the time we seek financing. Our ability to fund our working capital, capital expenditure and financing requirements in the future may be adversely affected if we are unable to obtain financing on acceptable terms. If we are unable to enter into the necessary financing arrangements or sufficient funds are not available on acceptable terms when required, we may not have sufficient liquidity and our business may be adversely affected.

Acquisitions of other businesses could adversely affect our operations and result in unanticipated liabilities.
Since January 1, 2014, we acquired companies such as Gravity, Convertro and Vidible and we may make additional acquisitions and strategic investments in the future. The completion of acquisitions and strategic investments as well as the integration of acquired companies or assets involve a substantial commitment of resources and we may fail to realize the anticipated benefits of such transactions and incur unanticipated liabilities that could harm our business. In addition, past or future transactions may be accompanied by a number of risks, including:

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

•	the potential loss or disengagement of key talent at acquired companies;

•	the potential disruption of our ongoing business and distraction of our management;

•	additional operating losses and expenses of the businesses we acquire or in which we invest and the failure of such businesses to perform as expected;

•	the failure to successfully further develop acquired technology, resulting in the impairment of amounts currently capitalized as intangible assets;

•	the difficulty of reconciling potentially conflicting or overlapping contractual rights and duties; and

•	the potential impairment of relationships with consumers, partners and employees as a result of the combination of acquired operations and new management personnel.
We face risks relating to doing business internationally that could adversely affect our business.
Our business operates and serves consumers globally. There are certain risks inherent in doing business internationally, including:

•	economic volatility and global economic uncertainty;

•	currency exchange rate fluctuations;

•	the requirements of local laws and customs relating to the publication and distribution of content and the display and sale of advertising;

•	uncertain protection and enforcement of our investment or intellectual property rights;

•	import or export restrictions and changes in trade regulations;

•	difficulties in developing, staffing and simultaneously managing a large number of foreign operations as a result of distance as well as language and cultural differences;

•	issues related to occupational safety and adherence to local labor laws and regulations;

•	political or social unrest;

•	risks related to government regulation;

•	the existence in some countries of statutory stockholder minority rights and restrictions on foreign direct ownership;

•	the presence of corruption in certain countries; and

•	higher than anticipated costs of entry.
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
International, federal, state and local tax laws and regulations affecting our business are extremely complex and subject to varying interpretations. These tax laws and regulations, or interpretations or application of these tax laws and regulations, could change; or new laws and regulations affecting our business could be enacted. Additionally, existing laws such as the Internet Tax Freedom Act (“ITFA”), which exempts internet access from taxation by all but a few states and which has been extended until October 1, 2015, could expire, thereby imposing additional tax collection and remittance obligations that, in turn, may require significant resources to implement. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge. Several taxing jurisdictions have sought to increase revenue by imposing new taxes on advertising generally, and internet advertising specifically, or by increasing general business taxes. Imposing new taxes on advertising or internet advertising would adversely affect us. Other states have sought to expand the definition of “nexus” for the purpose of taxing goods and services sold over the internet. If enacted, these new taxes would adversely affect our consumers and, as a result, could adversely affect our business.
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
Our stock price has fluctuated significantly over the last two years and may fluctuate significantly in the future depending on many factors, some of which may be beyond our control, including:

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our headquarters, located in New York City, is a leased property consisting of approximately 230 thousand square feet. We own a corporate campus in Dulles, Virginia comprised of office buildings, child care and support facilities of approximately 650 thousand square feet. In addition to these properties, we lease approximately 1,100 thousand square feet in over 50 facilities for use as corporate offices, sales offices, development centers, data centers and other operations in other locations in the United States and internationally. Our larger leased sites are located in California, Colorado, the District of Columbia, Illinois, Maryland, Minnesota, New York and Virginia and in the countries of Canada, Germany, India, Ireland, Israel and the United Kingdom. We sublease to third parties approximately 200 thousand square feet of our leased properties. Due to the nature of our operations, most of the properties described above are used by more than one of our segments.
We believe that our facilities are sufficient to meet our current and projected needs. We also have an ongoing process to review and update our real estate portfolio to meet changing business needs.
ITEM 3. LEGAL PROCEEDINGS
We are a party to a variety of claims, suits and proceedings that arise in the normal course of business, including actions with respect to intellectual property claims, tax matters, labor and unemployment claims, commercial claims, claims related to our business model for content creation and other matters. While the results of such normal course claims, suits and proceedings cannot be predicted with certainty, management does not believe that, based on current knowledge and the likely timing of resolution of various matters, any additional reasonably possible potential losses above the amount accrued for such matters would be material to our financial statements nor does management believe there is a reasonable likelihood of any material loss from any pending legal proceedings. Regardless of the outcome, legal proceedings can have an adverse effect on us because of defense costs, diversion of management resources and other factors. See “Item 1A-Risk Factors-Risks Relating to Our Business-If we cannot continue to enforce and protect our intellectual property rights, our business could be adversely affected” and “Item 1A-Risk Factors-Risks Relating to Our Business-We have been, and may in the future be, subject to claims of intellectual property infringement or tort law violations that could adversely affect our business” included in this Annual Report.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
AOL’s common stock is listed on the New York Stock Exchange (“NYSE”), under the symbol “AOL.” The following table presents the quarterly high and low sales prices for the common stock on the NYSE as reported for each period indicated:

	High	Low
2013 Quarters Ended:
March 31, 2013	$39.75	$29.16
June 30, 2013	42.12	33.46
September 30, 2013	38.48	32.21
December 31, 2013	46.98	32.19
2014 Quarters Ended:
March 31, 2014	$53.28	$40.52
June 30, 2014	45.40	32.31
September 30, 2014	46.79	38.05
December 31, 2014	48.21	37.50
As of February 24, 2015, there were approximately 14,668 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The closing price of the common stock on the NYSE on February 24, 2015 was $40.23.
Repurchases of Equity Securities
On July 28, 2014, the Board approved a stock repurchase program (the “2014 Stock Repurchase Program”), which authorizes us to repurchase up to $150 million of outstanding shares of common stock from time to time over the twelve months following the announcement. We did not repurchase any shares in the fourth quarter of 2014 and approximately $110 million remained authorized for stock repurchase under the 2014 Stock Repurchase Program as of December 31, 2014.
Dividend Policy
On August 26, 2012, we declared the payment of a special, one-time, cash dividend of $5.15 per share to shareholders of record at the close of business on December 5, 2012 (the “Special Cash Dividend”), which was paid on December 14, 2012. We have not made additional cash dividends since the Special Cash Dividend and we do not currently anticipate additional declarations of cash dividends on our common stock in the immediate future. The declaration of additional cash dividends on our common stock could impact the number of shares of common stock issuable under the senior convertible notes (“the Notes”).
Performance Graph
The graph below matches AOL Inc.’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P Midcap 400 index and the Morgan Stanley High-Technology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2009 to December 31, 2014.

*	$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.
Copyright© 2014 S&P, a division of The McGraw - Hill Companies Inc. All rights reserved.

	12/09	12/10	12/11	12/12	12/13	12/14
AOL Inc.	100.00	101.85	64.86	147.72	232.59	230.34
S&P Midcap 400	100.00	126.64	124.45	146.69	195.84	214.97
Morgan Stanley High-Technology Index	100.00	110.89	115.75	137.66	177.31	205.65

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
The following financial information for each of the five years ended December 31, 2014 has been derived from our consolidated financial statements. The selected consolidated financial data as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 is derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated financial data as of December 31, 2012, 2011 and 2010 and for the years ended December 31, 2011 and 2010 is derived from audited financial statements not included herein.
The selected historical financial data presented below should be read in conjunction with our consolidated financial statements and the accompanying notes thereto, and “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report.

	Years Ended December 31,
	2014	2013	2012	2011	2010
($ in millions, except per share amounts) Statement of Comprehensive Income (Loss) Data:
Revenues:
Advertising and other	$1,920.7	$1,669.8	$1,486.4	$1,398.9	$1,393.1
Subscription	606.5	650.1	705.3	803.2	1,023.6
Total revenues	$2,527.2	$2,319.9	$2,191.7	$2,202.1	$2,416.7
Costs of revenues	$1,920.5	$1,706.2	$1,587.2	$1,584.4	$1,420.6
Operating income (loss) (a)	$205.5	$190.3	$1,201.9	$45.8	$(982.6)
Income (loss) from continuing operations	$122.8	$90.6	$1,047.7	$13.1	$(790.7)
Net income (loss) attributable to AOL Inc. (b)	$125.6	$92.4	$1,048.4	$13.1	$(782.5)
Per share information attributable to AOL Inc. common stockholders:
Basic income (loss) per common share from continuing operations	$1.59	$1.19	$11.51	$0.13	$(7.42)
Discontinued operations	—	—	—	—	0.08
Basic net income (loss) per common share	$1.59	$1.19	$11.51	$0.13	$(7.34)
Shares used in computing basic income (loss) per share (in millions)	78.9	77.6	91.1	104.2	106.6
Diluted income (loss) per common share from continuing operations	$1.51	$1.13	$11.21	$0.12	$(7.42)
Discontinued operations	—	—	—	—	0.08
Diluted net income (loss) per common share	$1.51	$1.13	$11.21	$0.12	$(7.34)
Shares used in computing diluted income (loss) per share (in millions)	83.0	82.0	93.5	106.0	106.6
Cash dividends paid per common share	$—	$—	$5.15	$—	$—

(a)
2013 includes a non-cash goodwill impairment charge of $17.5 million related to Patch. 2012 includes the sale of approximately 800 of our patents and their related patent applications (the “Sold Patents”) to Microsoft, and the grant to Microsoft of a non-exclusive license to our retained patent portfolio. As a result of this transaction, 2012 includes a gain of $946.5 million (net of transaction costs) on the disposition of the Sold Patents and income of $96.0 million from licensing our retained patent portfolio to Microsoft during the second quarter of

2012. Also included in 2012 is the release of a $16.4 million value added tax (“VAT”) indemnification reserve that was established upon the sale of the legacy United Kingdom and German access businesses in 2006 and 2007. 2010 includes a $1,414.4 million non-cash impairment charge to reduce the carrying value of goodwill and a $106.0 million gain on the sale of our ICQ operations.

(b)	Includes net income related to discontinued operations of $8.2 million in 2010.

	December 31,
	2014	2013	2012	2011	2010
(in millions) Balance Sheet Data:
Cash and equivalents	$488.7	$207.3	$466.6	$407.5	$801.8
Goodwill	$1,524.4	$1,361.7	$1,084.1	$1,064.0	$810.9
Total assets	$3,456.6	$2,983.4	$2,797.3	$2,825.0	$2,962.3

Convertible senior notes	$306.5	$—	$—	$—	$—
Long-term portion of obligations under capital leases	$91.1	$56.2	$56.3	$66.2	$50.9
Total equity	$2,389.2	$2,267.5	$2,137.8	$2,172.6	$2,286.9

AOL INC.
PART II - ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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
Introduction
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is a supplement to the accompanying consolidated financial statements and provides additional information on our business, recent developments, results of operations, liquidity and capital resources and critical accounting policies. MD&A is organized as follows:

•
Overview. This section provides a description of our recent developments we believe are important in understanding our results of operations and financial condition or in understanding anticipated future trends.

•	Results of operations. This section provides an analysis of our results of operations for each of the three years in the period ended December 31, 2014.

•
Liquidity and capital resources. This section provides a discussion of our current financial condition and an analysis of our cash flows for each of the three years in the period ended December 31, 2014. This section also provides a discussion of our contractual obligations and commitments, off-balance sheet arrangements, indemnification obligations, principal debt obligations and customer credit risk that existed at December 31, 2014.

•
Critical accounting policies. This section identifies those accounting policies that are considered most important to our results of operations and financial condition and require the most significant judgment and estimates on the part of management.

Overview
Recent Business Initiatives
The online display advertising market has experienced a rapid and significant increase in programmatic buying of advertising inventory. We continue to invest in programmatic technology, such as our demand side and supply side platforms, in order for advertisers and agencies to better manage their advertising campaigns through the use of our optimization technology. We believe there is a significant opportunity to attract advertisers through the increased sale of premium formats, including video, through AOL Platforms. We believe our scale, ability to target premium audiences and investments in technology and premium formats will allow us to increase the number of advertisers we work with and enable us to capitalize on the increase in programmatic buying. We believe our investments in premium formats and targeting will enable us to maximize yield for our advertisers. Revenues from the sale of our programmatic offerings are primarily reflected in AOL Platforms' results.
In 2015 we are launching ONE by AOL, our end-to-end open programmatic marketing suite for brands and agencies that provides a single, unified, enterprise-level platform for driving powerful brand insight and marketing executions across all screens, formats and inventory types.  ONE is designed to combine data, attribution, and our buying platforms to provide advertisers with predictive analytics that provide immediate insights on metrics like reach, frequency, and performance, and post-campaign insights that look across all screens and formats to deliver immediate impact on relevant metrics.

AOL INC.
PART II - ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

In 2014, we significantly increased the amount of AOL Properties inventory going through our programmatic channels. In order to align our organization with this new trend, we restructured the way we go to market as a sales organization in the first quarter of 2015. We expect that the salesforce realignment will adversely affect display revenue in the first half of 2015. However, we expect that year over year trends in display revenue in the second half of 2015 will improve over the first half of 2015.
We have different cost structures within our advertising operations. As we generate additional advertising revenues on AOL Platforms, we have historically incurred higher TAC expenses associated with that revenue as compared to advertising revenues generated on Brand Group or Membership Group properties. While a majority of the costs associated with generating advertising revenues on AOL Platforms are variable, a majority of costs associated with generating advertising revenues on Brand Group and Membership Group properties are fixed. Therefore, to the extent we can generate higher revenues on Brand Group and Membership Group properties where we expect higher incremental margins, the increase in adjusted operating income before depreciation and amortization (“Adjusted OIBDA”) will be greater than it would be with an equivalent increase in advertising revenues on AOL Platforms. Similarly, we have recently increased our marketing efforts related to search in order to drive increased usage of our search products across the internet. Due to the higher TAC incurred associated with these additional marketing efforts, search revenue generated as a result of these marketing efforts results in a lower margin than revenue generated by a user coming directly to our products.
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
2014 Developments
Acquisition of Gravity
On January 23, 2014, we acquired Gravity, a company that provides content personalization technology and publisher solutions to create relevant consumer and advertiser experiences, for a purchase price of $83.2 million, net of cash acquired. In addition, $7.6 million of cash consideration was deferred and will be paid over a two-year service period to certain Gravity employees. As part of the transaction, we acquired net operating losses, which are expected to result in a future cash tax benefit.
Disposition of Patch
On January 29, 2014, we completed the disposition of a majority interest in Patch, retaining a 40% minority interest. This transaction did not have a material impact on our financial statements.
Security Incident
On April 28, 2014, we announced a security incident that involved unauthorized access to our network and systems (the “security incident”).
As a result of our investigation of the security incident, we determined that there was unauthorized access to information regarding a significant number of user accounts. This information included AOL users’ email addresses, postal addresses, address book contact information, encrypted passwords and encrypted answers to security questions that we ask when a user resets his or her password, as well as certain employee information. We believe that the individuals or entities have used this contact information to send “spoofed” emails that appeared to come

AOL INC.
PART II - ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

from roughly 2% of our email accounts. There is no indication that the encryption on the passwords or on the answers to security questions was broken or that the incident resulted in disclosure of users’ financial information, including debit and credit cards, which is also fully encrypted.
We completed the investigation of the security incident in the third quarter of 2014, and we have not incurred and do not expect to incur a material loss associated with the security incident.
Acquisition of Convertro
On May 6, 2014, we acquired Convertro Inc., a leading attribution modeling technology company that helps marketers reallocate budgets within their media channels, sites, placements and creatives. The integration of Convertro technology is expected to enhance the ability of advertisers to customize their audience segments and establish a map of user journey to a particular event across media channels (e.g., a conversion, completion), thereby enabling our advertisers to develop a media plan that maximizes return on ad spend across various media channels.
We acquired Convertro for a total purchase price of $98.6 million, net of cash acquired. We borrowed $75.0 million under our $250 million senior secured revolving credit facility agreement (the “Credit Facility Agreement”) to facilitate funding of this acquisition.
2014 Stock Repurchase Program
On July 28, 2014, our Board of Directors approved the 2014 Stock Repurchase Program, which authorizes us to repurchase up to $150 million of our outstanding shares of common stock from time to time over the twelve months following the announcement of the program, depending on market conditions, share price and other factors. The repurchases may be made in accordance with applicable securities laws in the open market, in block trades, pursuant to pre-arranged trading plans or otherwise and may include derivative transactions. The 2014 Stock Repurchase Program may be suspended or discontinued at any time.
During the year ended December 31, 2014, we repurchased a total of 2.5 million of our outstanding shares of common stock for approximately $98.6 million. Included in the total repurchases were 1.6 million of repurchases made under our stock repurchase program announced on July 8, 2013 (the “July 2013 Stock Repurchase Program”) at a weighted-average price of $36.84 per share and 0.9 million of repurchases made under our 2014 Stock Repurchase Program at a weighted-average price of $42.46 per share.
Sale of Dulles Technology Center
On July 30, 2014, we completed the sale of a data center property located in Virginia for cash of approximately $33.1 million, net of costs to sell the property. The proceeds were used for general corporate purposes. We recorded an immaterial loss upon the sale of the assets.
Revolving Credit Facility
On August 4, 2014, we repaid $30.0 million of borrowings under our Credit Facility Agreement. We repaid the remaining $75.0 million outstanding on September 11, 2014, using a portion of the proceeds from the Notes discussed below. As of December 31, 2014, and to date, we have no amounts outstanding under our Credit Facility Agreement.

AOL INC.
PART II - ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Convertible Senior Notes
On August 14, 2014, we issued $379.5 million aggregate principal amount of 0.75% convertible senior notes due September 1, 2019 through a private placement. We sold the Notes under a purchase agreement, dated August 13, 2014, with Goldman, Sachs & Co. (“Goldman Sachs”) and J.P. Morgan Securities LLC as representatives of the several purchasers. The Notes were issued under an indenture, dated as of August 19, 2014 (the “Indenture”) between the Company and The Bank of New York Mellon, as trustee.
The net proceeds from our sale of the Notes were approximately $368.6 million, net of issuance costs of $10.9 million. We used $40.0 million of the net proceeds from this offering to repurchase shares of our common stock from the purchasers of Notes in this offering in privately negotiated transactions through Goldman Sachs as our agent. These repurchases are part of the 2014 Stock Repurchase Program discussed above. We used $75.0 million of the net proceeds to repay borrowings under the Credit Facility Agreement discussed above. We used $36.6 million of the net proceeds to pay the net cost of convertible note hedge and warrant transactions designed to, among other things, offset our exposure to potential dilution and/or amounts we are required to pay on conversion of the Notes. We expect to use the remaining net proceeds from the offering of the Notes for general corporate purposes including, but not limited to, additional share repurchases, acquisitions or other strategic transactions and working capital.
Acquisition of Vidible
On December 1, 2014, we acquired Vidible, Inc., a cross-device, programmatic video distribution platform that offers self-service functionalities through a set of video tools and exchange capabilities, for a total purchase price of $55.9 million, net of cash acquired. The integration of Vidible technology will further extend AOL's leadership position in video content management and syndication, as we intend to create the most comprehensive set of video content management tools in the marketplace for creators and publishers.
Restructuring Costs
As part of our continuing effort to reduce our expenses and invest in areas of strategic focus, we incurred restructuring costs of $22.0 million for the year ended December 31, 2014.
Key Metrics
Key indicators to understanding our operating results include:

•	Advertising revenues, net of traffic acquisition costs;

•	Unique visitors;

•	Subscription revenue; and

•	Our ability to manage our cost structure.

AOL INC.
PART II - ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Audience Metrics
We utilize unique visitor numbers to evaluate our performance, as unique visitor numbers provide an indication of our consumer reach. Although our consumer reach does not correlate directly to advertising revenue, we believe that our ability to broadly reach diverse demographic and geographic audiences is attractive to brand advertisers seeking to promote their brands to a variety of consumers without having to partner with multiple content providers. Multi-platform unique visitor metrics represent a measure of AOL Properties unduplicated audience across multiple digital platforms (desktop computers, smartphones and tablets). AOL multi-platform unique visitors represent the estimated number of individuals who visited any content of a website or application owned by AOL or for which the traffic has been assigned to AOL by the owner during the applicable measurement period. Additionally, AOL multi-platform unique visitor metrics also include visitors to AOL’s syndicated video content distributed on third party sites. Desktop unique visitors to AOL Properties represent the estimated number of individuals who visited any content of a website or application owned by AOL or for which the traffic has been assigned to AOL by the owner during the applicable measurement period via a desktop computer.
AOL Properties unique visitor numbers include unique visitors attributable to co-branded websites owned by third parties for which certain criteria have been met, including the requirement that the internet traffic has been assigned to us. For the year ended December 31, 2014, approximately 8.9% of our desktop unique visitors to AOL Properties were attributable to co-branded websites owned by third parties where the internet traffic was assigned to us, compared to approximately 8.0% for the year ended December 31, 2013.
The source for our unique visitor information is a third party (comScore Media Metrix).
The following table presents our unique visitor metrics for the periods presented (in millions):

	Years Ended December 31,
	2014	2013	2012
Domestic average monthly AOL multi-platform unique visitors	179	152*	N/A*
Domestic average monthly desktop unique visitors to AOL Properties	109	116	111
* December 31, 2013 represents a monthly average for February through December 2013, as comScore only began reporting the multi-platform metric in February 2013. Multi-platform data was not reported by comScore for 2012.

AOL INC.
PART II - ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Subscriber Metrics
The number of domestic AOL subscribers was 2.2 million, 2.5 million and 2.8 million at December 31, 2014, 2013 and 2012, respectively. Average monthly subscription revenue per AOL subscriber (“ARPU”) was $20.70, $19.85 and $18.39 for the years ended December 31, 2014, 2013 and 2012, respectively. We include in our subscriber numbers individuals, households and entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL access service. Our subscriber numbers include subscribers participating in introductory free-trial periods and subscribers that are paying no monthly fees or reduced monthly fees through member service and retention programs. Individuals who have only registered for our free offerings, including subscribers who have migrated from paid subscription plans, are not included in the AOL subscriber numbers. Additionally, only those individuals whose subscription includes AOL-brand dial-up access service are included in the AOL subscriber numbers. Subscribers to our subscription access service also contribute to our ability to generate advertising revenues.
The primary non-financial metrics we monitor for our subscription service are monthly average churn and average paid tenure. Monthly average churn represents on average the percentage of AOL subscribers that are either terminated or cancel our services each month, factoring in new and reactivated subscribers. The domestic AOL subscriber monthly average churn was 1.5% for the years ended December 31, 2014 and 2013 and 1.8% for the year ended December 31, 2012. Average paid tenure represents the average period of time individuals have been AOL subscribers. The average paid tenure of the remaining domestic AOL subscribers has been increasing, and was approximately 14.0 years, 12.9 years and 11.8 years for the years ended December 31, 2014, 2013 and 2012, respectively.
Consolidated Results of Operations
Revenues
The following table presents our revenues, by revenue type, for the periods presented (in millions):

	Years Ended December 31,
	2014	2013	Change from 2013 to 2014	% Change from 2013 to 2014	2012	Change from 2012 to 2013	% Change from 2012 to 2013
Revenues:
Advertising and other	$1,920.7	$1,669.8	$250.9	15%	$1,486.4	$183.4	12%
Subscription	606.5	650.1	(43.6)	(7)%	705.3	(55.2)	(8)%
Total revenues	$2,527.2	$2,319.9	$207.3	9%	$2,191.7	$128.2	6%
The following table presents our revenues, by revenue type, as a percentage of total revenues for the periods presented:

	Years Ended December 31,
	2014	2013	2012
Revenues:
Advertising and other	76%	72%	68%
Subscription	24%	28%	32%
Total revenues	100%	100%	100%

AOL INC.
PART II - ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Advertising and Other Revenues
Advertising revenues are generated on AOL Properties through display advertising (which includes video advertising) and search advertising, as described in “Item 1–Business–Revenues” herein. Agreements for display advertising on AOL Properties typically take the form of impression-based contracts in which we provide “impressions”, which are delivered when an advertisement appears in web pages viewed by users, in exchange for a fixed fee (generally stated as cost-per-thousand impressions), time-based contracts in which we provide promotion over a specified time period for a fixed fee or performance-based contracts in which performance is measured in terms of either “click-throughs,” when a user clicks on a company’s advertisement, or other user actions such as product/customer registrations, survey participation, sales leads, product purchases or other revenue sharing relationships. Search advertising revenues are generated on AOL Properties when a consumer clicks on a text-based ad on their screen. These text-based ads are either generated from a consumer-initiated search query or generated based on the content of the web page the consumer is viewing. In addition, agreements with advertisers can include other advertising-related services such as content sponsorships, exclusivities or advertising effectiveness research.
Advertising revenues are also generated on Third Party Properties through the sale of advertising inventory by publishers on the Third Party Properties using proprietary optimization, targeting and delivery technology to best match advertisers with available advertising inventory. Our advertising offerings on Third Party Properties consist primarily of the sale of display advertising and also include search advertising. Advertising arrangements for the sale of Third Party Properties inventory typically take the form of impression-based contracts or performance-based contracts.
In addition to advertising revenues generated on AOL Properties and Third Party Properties, we also earn other revenues by licensing our proprietary ad serving technology to third parties, primarily through ADTECH, from licensing revenues from third-party customers through MapQuest’s business-to-business services and online travel services, from ticket sales related to technology events hosted by TechCrunch and through fees generated from publishers and advertisers using Adap.tv’s platform technology and features, as well as services such as ad serving and hosting. Subsequent to the acquisition of Convertro, other revenues also includes revenues from licensing Convertro's attribution modeling technology.
Advertising and other revenues for the years ended December 31, 2014, 2013 and 2012 are as follows (in millions):

	Years Ended December 31,
	2014	2013	Change from 2013 to 2014	% Change from 2013 to 2014	2012	Change from 2012 to 2013	% Change from 2012 to 2013
AOL Properties Display	$593.1	$610.2	$(17.1)	(3)%	$575.4	$34.8	6%
AOL Properties Search	402.6	388.5	14.1	4%	371.5	17.0	5%
Third Party Properties	856.2	614.7	241.5	39%	471.6	143.1	30%
Other	68.8	56.4	12.4	22%	67.9	(11.5)	(17)%
Total advertising and other revenues	$1,920.7	$1,669.8	$250.9	15%	$1,486.4	$183.4	12%
2014 vs. 2013
Third Party Properties revenue increased due to growth in the sale of premium formats, including video, across our programmatic platform and the inclusion of revenue from Adap.tv for a full year as compared to approximately four months in 2013 (Third Party Properties revenue grew approximately 20% for the year ended December 31, 2014 excluding Adap.tv). The growth in AOL Properties search revenue was driven by an increase in queries from search marketing-related efforts. Revenue growth associated with search marketing-related efforts

AOL INC.
PART II - ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

came with $63.6 million of increased TAC. AOL Properties display revenue decreased due to a decline of $41.4 million related to shutdown or disposed brands, including Patch, and declines in desktop impressions, partially offset by increased pricing on AOL Properties.
Other revenue increased primarily due to the increase in platform access fees of $10.5 million related to Adap.tv and the increase in revenues of $5.1 million from licensing Convertro's attribution modeling technology, partially offset by a decrease in revenues from our mobile messaging services of $2.8 million.
2013 vs. 2012
Third Party Properties revenue increased primarily due to growth in the sale of premium formats across our programmatic platform and by the inclusion of revenue from Adap.tv. Third Party Properties revenue includes $76.1 million related to Adap.tv, which was acquired in September 2013. AOL Properties display revenue increased primarily due to increased impressions sold on AOL Properties. AOL Properties search revenue increased primarily due to an increase in revenue per search.
Other revenues decreased primarily due to the absence of revenue from StudioNow related to the divestiture in January 2013. StudioNow contributed $7.5 million in 2012 to other revenues. Additionally, there was a decrease in revenues from our mobile messaging services of $4.7 million and a decline in ADTECH licensing revenues of $2.1 million, partially offset by an increase in platform fees of $2.3 million related to Adap.tv.
Revenues Associated with Google
For all periods presented in this Annual Report, we have had a contractual relationship with Google whereby Google provides us with a share of the revenue generated through paid text-based search and contextual advertising on AOL Properties. For the years ended December 31, 2014, 2013 and 2012, the revenues associated with the Google relationship (substantially all of which were search revenues generated on AOL Properties) were $407.4 million, $373.3 million and $350.9 million, respectively.
Subscription Revenues
Subscription revenues decreased for the year ended December 31, 2014 as compared to the same period in 2013 due to an 11% decrease in the number of domestic AOL subscribers between December 31, 2013 and December 31, 2014, which resulted in a decline in subscription revenues of $58.7 million. This decline was partially offset by a 4% increase in ARPU for the year ended December 31, 2014 as compared to the same period in 2013. This increase in ARPU, which resulted in an increase in subscription revenues of $23.5 million, is primarily due to price increases related to our value plan strategy that provides additional features and services to subscribers.
Subscription revenues decreased for the year ended December 31, 2013 as compared to the same period in 2012 due to a 10% decrease in the number of domestic AOL subscribers between December 31, 2012 and December 31, 2013, which resulted in a decline in subscription revenue of $99.8 million. This decline was partially offset by an 8% increase in ARPU for the year ended December 31, 2013 as compared to the same period in 2012. This increase in ARPU, which resulted in an increase in subscription revenue of $53.0 million, is primarily due to price increases related to our value plan strategy that provides additional features and services to subscribers.
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

AOL INC.
PART II - ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Costs and Expenses
The following table presents our operating costs and expenses for the periods presented (in millions):

	Years Ended December 31,
	2014	2013	Change from 2013 to 2014	% Change from 2013 to 2014	2012	Change from 2012 to 2013	% Change from 2012 to 2013
Costs of revenues	$1,920.5	$1,706.2	$214.3	13%	$1,587.2	$119.0	7%
General and administrative	318.4	322.0	(3.6)	(1)%	413.2	(91.2)	(22)%
Amortization of intangible assets	65.6	45.1	20.5	45%	38.2	6.9	18%
Restructuring costs	22.0	41.3	(19.3)	(47)%	10.1	31.2	NM
Goodwill impairment charge	—	17.5	(17.5)	(100)%	—	17.5	NM
Income from licensing of intellectual property	—	—	—	NM	(96.0)	96.0	(100)%
(Gain) loss on disposal of assets, net	(4.8)	(2.5)	(2.3)	(92)%	(962.9)	960.4	NM
NM = not meaningful
The following table represents our operating costs and expenses as a percentage of revenues for the periods presented:

	Years Ended December 31,
	2014	2013	2012
Operating costs and expenses:
Costs of revenues	76%	74%	72%
General and administrative	12%	14%	19%
Amortization of intangible assets	3%	2%	2%
Restructuring costs	1%	1%	—%
Goodwill impairment charge	—%	1%	—%
Income from licensing of intellectual property	—%	—%	(4)%
(Gain) loss on disposal of assets, net	—%	—%	(44)%
Operating costs and expenses	92%	92%	45%

AOL INC.
PART II - ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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
Costs of revenues for the years ended December 31, 2014 and 2013 are as follows (in millions):

	Years Ended December 31,
	2014	2013	Change from 2013 to 2014	% Change from 2013 to 2014	2012	Change from 2012 to 2013	% Change from 2012 to 2013
Costs of revenues:
Personnel costs	$611.4	$643.6	$(32.2)	(5)%	$648.8	$(5.2)	(1)%
Facilities costs	54.1	56.4	(2.3)	(4)%	53.5	2.9	5%
TAC	703.2	479.4	223.8	47%	356.9	122.5	34%
Network-related costs	165.8	148.5	17.3	12%	160.6	(12.1)	(8)%
Non-network depreciation and amortization	62.3	57.6	4.7	8%	63.0	(5.4)	(9)%
Content costs	80.2	86.0	(5.8)	(7)%	77.9	8.1	10%
Other costs of revenues	243.5	234.7	8.8	4%	226.5	8.2	4%
Total costs of revenues	$1,920.5	$1,706.2	$214.3	13%	$1,587.2	$119.0	7%
2014 vs 2013
The increase in costs of revenues was primarily driven by the increase in TAC. The increase in TAC was mainly driven by an increase in Third Party Properties advertising revenues, including revenues associated with Adap.tv, which resulted in higher variable revenue share payments to our publishing partners of $164.7 million (approximately 55% of the increases for the year resulted from the acquisition of Adap.tv). We also had an increase in TAC related to marketing-related efforts on search revenue of $63.6 million. Network-related costs increased driven by acquisitions.
Offsetting these increases in cost of revenues was a decrease in personnel related costs mainly due to lower headcount, including declines related to Patch.
Comparison of costs of revenues expense between years was impacted by the long-lived asset impairment charges of $10.0 million related to the write-off of capitalized software development costs in the first quarter of

AOL INC.
PART II - ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

2014, long-lived asset impairment charges of $10.4 million in the third quarter of 2013, primarily related to Patch, and the favorable settlement of a tax matter resolved in the first quarter of 2013.
2013 vs 2012
The increase in costs of revenues was primarily driven by the increase in TAC. The increase in TAC was mainly driven by an increase in Third Party Properties advertising revenues, which resulted in higher variable revenue share payments to our publishing partners of $84.1 million (approximately 58% of the increase for the year resulted from the acquisition of Adap.tv), and the increase in marketing-related efforts on search revenue of $35.2 million.
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
The decrease in network-related costs was primarily due to fewer depreciable network assets. Other costs of revenues also includes a decline in sales tax expense of $9.6 million related to expense incurred in 2012 from a Virginia sales tax settlement and an additional decline in sales and use tax expense of $3.5 million due to the favorable settlement of a tax matter resolved in the first quarter of 2013.
General and Administrative
2014 vs 2013
General and administrative expenses decreased primarily due to declines in marketing costs resulting from AOL’s continued efficiency efforts, partially offset by increased personnel costs related to recent acquisitions and the impact of a prior year benefit to legal expenses of $6.3 million upon favorable resolution of a dispute over amounts to be reimbursed to us from escrow related to a prior acquisition.
2013 vs 2012
General and administrative expenses decreased, including the impacts of legal and consulting costs incurred in 2012 related to the patent transaction with Microsoft of $16.5 million and costs incurred related to the proxy contest of $10.7 million, as well as a $6.3 million benefit in June 2013 related to favorable resolution of a dispute previously discussed.
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
Amortization of intangible assets increased for the year ended December 31, 2014 compared to the prior year period primarily due to increased intangible assets resulting from our 2013 and 2014 acquisitions. Amortization of intangible assets increased for the year ended December 31, 2013 compared to the prior year period primarily due to amortization of intangible assets acquired from Adap.tv.

AOL INC.
PART II - ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Restructuring Costs
In connection with our restructuring initiatives, we incurred restructuring costs of $22.0 million, $41.3 million and $10.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. Restructuring costs primarily relate to involuntary employee terminations. See “Note 9” in our accompanying consolidated financial statements for further information regarding restructuring costs.
Goodwill Impairment Charge
Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired.
We performed our annual goodwill impairment test during the fourth quarter of 2014 for each of our reporting units. In each of these analyses, the estimated fair value of each reporting unit exceeded its respective carrying value and therefore no goodwill impairment charges were recorded in 2014. See “Note 3” in our accompanying consolidated financial statements for additional information on our goodwill impairment analyses.
We performed a goodwill impairment analysis as a result of a triggering event in our Patch reporting unit occurring during the third quarter of 2013. As a result, we recorded an impairment charge of $17.5 million for the three months ended September 30, 2013, fully impairing the goodwill related to Patch.
No goodwill impairment charges were recorded in 2012.
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
Operating Income (Loss)
Operating income increased for the year ended December 31, 2014 as compared to the same period in 2013 primarily due to the increase in revenues, declines in restructuring costs and an impairment of goodwill in September of 2013, partially offset by increases in TAC and amortization of intangible assets.
Operating income decreased for the year ended December 31, 2013 as compared to the same period in 2012 primarily due to the gain on the disposition of the Sold Patents and income from licensing of intellectual property in 2012, an increase in costs of revenues and restructuring costs and an impairment of goodwill in September 2013 of $17.5 million, partially offset by an increase in revenue and declines in general and administrative expense.

AOL INC.
PART II - ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Income Statement Amounts
The following table presents our other income statement amounts for the periods presented (in millions):

	Years Ended December 31,
	2014	2013	Change from 2013 to 2014	% Change from 2013 to 2014	2012	Change from 2012 to 2013	% Change from 2012 to 2013
Interest and other income (expense), net	$(9.5)	$(6.6)	$(2.9)	(44)%	$8.2	$(14.8)	N/A
Income tax provision	73.2	93.1	(19.9)	(21)%	162.4	(69.3)	(43)%
Interest and Other Income (Expense), Net
Interest and other expense, net increased for the year ended December 31, 2014 as compared to the same period in 2013 primarily related to an increase in interest expense related to the Notes and borrowings under the Credit Facility Agreement and foreign currency transaction losses, partially offset by recognition of $5.4 million of deferred gain as a result of completion of a professional services agreement related to transition of a previously disposed asset.
Other expense, net was $6.6 million for the year ended December 31, 2013 as compared to other income, net of $8.2 million for the same period in 2012. The change was due primarily to the $10.8 million non-cash gain related to the consolidation of Ad.com Japan recorded in the first quarter of 2012 and to unfavorable foreign currency impacts of $3.3 million in 2013.
Income Tax Provision
For the year ended December 31, 2014, we recorded income before income taxes of $196.0 million and related income tax expense of $73.2 million, which resulted in an effective tax rate of 37.3%, as compared to the effective tax rate of 50.7% for the year ended December 31, 2013. The effective tax rate for the year ended December 31, 2014 differed from the statutory U.S. federal income tax rate of 35.0% primarily due to the favorable tax impact of a reduction in non-deductible permanent expenses, increases in research and development tax credits and state income tax credits, partially offset by the tax impact of foreign losses that did not produce a tax benefit. See "Note 6" for further information on the research and development tax credits. The effective tax rate for the year ended December 31, 2014 decreased compared to the effective tax rate for the period ended December 31, 2013 due to these items and the tax impact of the 2013 non-deductible goodwill impairment charge.
For the year ended December 31, 2013, we recorded income before income taxes of $183.7 million and related income tax expense of $93.1 million, which resulted in an effective tax rate of 50.7%, as compared to the effective tax rate of 13.4% for the year ended December 31, 2012. The effective tax rate for the year ended December 31, 2013 differed from the statutory U.S. federal income tax rate of 35.0% primarily due to the non-deductible goodwill impairment charge and foreign losses that did not produce a tax benefit, offset by the benefit of research and development tax credits. The effective tax rate for the year ended December 31, 2013 increased compared to the effective tax rate for the period ended December 31, 2012 primarily due to the tax impact of the 2012 patent transaction with Microsoft which resulted in an effective tax rate lower than the statutory U.S. federal income tax rate.

AOL INC.
PART II - ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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
The following table presents our reconciliation of Adjusted OIBDA to operating income (in millions):

	Years Ended December 31,
	2014	2013	Change from 2013 to 2014	% Change from 2013 to 2014	2012	Change from 2012 to 2013	% Change from 2012 to 2013
Operating income	$205.5	$190.3	$15.2	8%	$1,201.9	$(1,011.6)	(84)%
Add: Depreciation	134.7	128.9	5.8	4%	138.7	(9.8)	(7)%
Add: Amortization of intangible assets	65.6	45.1	20.5	45%	38.2	6.9	18%
Add: Restructuring costs	22.0	41.3	(19.3)	(47)%	10.1	31.2	NM
Add: Equity-based compensation	70.7	47.0	23.7	50%	39.5	7.5	19%
Add: Asset impairments and write-offs	13.6	30.6	(17.0)	(56)%	6.1	24.5	NM
Add: Losses/(gains) on disposal of assets, net	(4.8)	(2.5)	(2.3)	(92)%	(964.2)	961.7	(100)%
Add: Special Items	—	—	—	NM	(57.7)	57.7	(100)%
Adjusted OIBDA	$507.3	$480.7	$26.6	6%	$412.6	$68.1	17%

AOL INC.
PART II - ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Adjusted OIBDA increased for the year ended December 31, 2014 as compared to the year ended December 31, 2013 due primarily to the increase in revenues and decline in personnel costs, partially offset by an increase in TAC.
Adjusted OIBDA increased for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to the increase in revenues and decline in general and administrative expense, partially offset by the increase in costs of revenues.
Special items for the year ended December 31, 2012 include patent licensing income of $96.0 million and costs related to the patent sale and license of $15.7 million, as well as proxy contest costs of $8.9 million, $7.6 million of tax settlement expenses and acquisition-related costs of $5.1 million.
Segment Results of Operations
We have three reportable segments which are determined based on the properties, products and services we provide and how our chief operating decision maker evaluates the business and assesses performance. Our segment results reflect information presented on the same basis that we use for internal management reporting. The segment profitability measure used in our internal management reporting and presented herein is Adjusted OIBDA. See “Note 12” in our accompanying consolidated financial statements for additional information on our segments and a reconciliation of total consolidated Adjusted OIBDA to operating income.
The following is a summary of segment operating results for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	Change from 2013 to 2014	% Change from 2013 to 2014	2012	Change from 2012 to 2013	% Change from 2012 to 2013
Revenues:
Brand Group	$770.9	$794.4	$(23.5)	(3)%	$730.2	$64.2	9%
Membership Group	791.6	839.1	(47.5)	(6)%	914.6	(75.5)	(8)%
AOL Platforms	1,080.4	785.0	295.4	38%	644.1	140.9	22%
Corporate and Other	—	0.6	(0.6)	(100)%	1.5	(0.9)	(60)%
Intersegment eliminations	(115.7)	(99.2)	(16.5)	(17)%	(98.7)	(0.5)	(1)%
Total Revenues	$2,527.2	$2,319.9	$207.3	9%	$2,191.7	$128.2	6%
Adjusted OIBDA:
Brand Group	$68.4	$40.2	$28.2	70%	$(32.8)	$73.0	N/A
Membership Group	562.1	593.7	(31.6)	(5)%	632.9	(39.2)	(6)%
AOL Platforms	4.4	(15.0)	19.4	N/A	7.3	(22.3)	N/A
Corporate and Other	(127.6)	(138.2)	10.6	8%	(194.8)	56.6	29%
Total Adjusted OIBDA	$507.3	$480.7	$26.6	6%	$412.6	$68.1	17%
Brand Group
2014 vs. 2013
Brand Group revenue decreased, reflecting a decrease in AOL Properties display revenue of $42.0 million, partially offset by an increase in AOL Properties search revenue of $22.5 million. The decrease in AOL Properties display revenue is primarily driven by a decline of $41.4 million related to shutdown or disposed brands, including Patch, and declines in desktop impressions, partially offset by increased pricing on AOL Properties. The increase in AOL Properties search revenues was driven by an increase in queries from search marketing-related efforts.
Brand Group Adjusted OIBDA increased primarily due to cost savings initiatives, including cost savings associated with the shutdown or disposed brands, including Patch, partially offset by increased TAC associated with our search marketing-related efforts.
2013 vs. 2012
Brand Group revenue increased, reflecting an increase in AOL Properties display revenue of $41.1 million and an increase in AOL Properties search revenue of $23.7 million. AOL Properties display revenue increased primarily

AOL INC.
PART II - ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

driven by increased impressions sold on AOL Properties. The increase in AOL Properties search revenue was primarily driven by an increase in revenue per search.
Brand Group Adjusted OIBDA increased due to the year-over-year increases in revenue discussed above and declines in personnel, primarily at Patch, and declines in marketing and consulting related costs as a result of our continued cost reduction efforts, partially offset by an increase in TAC as a result of our marketing-related efforts on search.
Membership Group
2014 vs. 2013
Membership Group revenue decreased due to the 11% decline in our domestic AOL subscribers, which resulted in a decline in subscription revenue of $58.7 million and a decline in search revenue of $8.8 million. This decline was partially offset by an increase in ARPU of 4%, which resulted in an increase in subscription revenue of $23.5 million. The increase in ARPU is primarily due to price increases related to our value plan strategy that provides additional features and services to subscribers. Membership Group revenue declines were also partially offset by growth in display revenue of $8.7 million, driven by improved pricing on AOL Mail.
Membership Group Adjusted OIBDA decreased due to the decrease in revenue discussed above and the benefit of the disposition of a claim regarding a legal matter in the third quarter of 2013, partially offset by declines in costs associated with the declines in domestic AOL subscribers.
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

AOL Platforms
2014 vs. 2013
AOL Platforms revenue increased primarily due to growth in the sale of premium formats, including video, across AOL’s programmatic platforms, growth in the sale of AOL Properties inventory sold through the platform and by the inclusion of revenue from Adap.tv for a full year as compared to approximately four months in 2013 (Third Party Properties revenue grew approximately 20% for the year ended December 31, 2014 excluding Adap.tv). In addition, AOL Platforms' revenue grew due to an increase in platform fees of $10.5 million related to Adap.tv and an increase in revenue of $5.1 million from licensing Convertro's attribution modeling technology.
AOL Platforms Adjusted OIBDA increased due to the increases in revenue discussed above, partially offset by increased TAC of $184.7 million and investments in our programmatic platforms and premium formats.
2013 vs. 2012
AOL Platforms revenue increased primarily due to growth in the sale of premium formats across our programmatic platform and by the inclusion of revenue from Adap.tv. AOL Platforms revenue includes $78.4 million related to Adap.tv, which was acquired in September 2013. The increase in AOL Platforms revenue was

AOL INC.
PART II - ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

partially offset by the absence of revenue from StudioNow due to the divestiture in Q1 2013. StudioNow contributed $7.5 million in revenue to AOL Platforms in 2012.
AOL Platforms Adjusted OIBDA decreased primarily due to our investment in programmatic platforms and premium formats.
Corporate and Other
2014 vs. 2013
Corporate and other Adjusted OIBDA increased due to lower personnel costs, partially offset by increased expenses associated with data centers as we shift from owned sites to increased utilization of cloud technology and a prior year benefit of $6.3 million related to favorable resolution in June 2013 of a dispute over amounts to be reimbursed to us from escrow related to a prior acquisition. While rent expense related to data centers has increased, this is offset by decreased capital expenditures and depreciation expense over time.
2013 vs. 2012
Corporate and other Adjusted OIBDA increased primarily due to declines in marketing and personnel costs as a result of cost reduction efforts as well as a decrease in legal fees. Additionally, Adjusted OIBDA was favorably impacted by a decline in consulting costs and the $6.3 million related to legal expenses from the favorable settlement previously discussed.
Liquidity and Capital Resources
Current Financial Condition
Historically, the cash we have generated has been sufficient to fund our working capital, capital expenditure and financing requirements. Forecasts of future cash flows are dependent on many factors, including future economic conditions and the execution of our strategy. On August 14, 2014, we issued $379.5 million aggregate principal amount of 0.75% convertible senior notes due September 1, 2019. At December 31, 2014, and to date, we have no borrowings outstanding under the Credit Facility Agreement. See “Note 5” in our accompanying consolidated financial statements for additional information on the Credit Facility Agreement and our Notes. We believe our existing cash balance, cash flows from operations and funds available under the Credit Facility Agreement are sufficient to fund our ongoing working capital, investing and financing requirements, including potential future acquisitions and future repurchases of common stock.
We regularly review our capital structure in light of our strategic growth objectives. We may look to raise additional capital for potential future acquisitions and additional share repurchases through either the capital markets or additional bank financing. The need for any such additional capital raised would depend on several factors, including market conditions, liquidity needs and our capital allocation priorities.
At December 31, 2014, our cash and equivalents totaled $488.7 million, as compared to $207.3 million at December 31, 2013. The increase in cash and equivalents was primarily due to the net proceeds from our issuance of the Notes of approximately $368.6 million and cash provided by operations, partially offset by acquisitions of $248.2 million, repurchases of common stock of $98.6 million, capital expenditures and product development costs of $73.9 million and $71.8 million in capital lease payments.
Our cash and equivalents consist of cash and other highly liquid short-term investments that are readily convertible to cash.
Approximately 16% of our cash and equivalents as of December 31, 2014 is held internationally, primarily in Luxembourg, Germany, Denmark, Japan and the United Kingdom, and is utilized to fund our foreign operations.

AOL INC.
PART II - ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

Summary Cash Flow Information
Our cash flows from operations are driven by net income adjusted for non-cash and non-operating items such as depreciation and amortization, asset impairments and write-offs, equity-based compensation expense and other activities impacting net income such as the gains and losses on the sale of assets. Cash flows from investing activities consist primarily of the cash used in the acquisitions of various businesses, cash used for capital expenditures and product development costs and cash received from the disposal of assets. Capital expenditures and product development costs are mainly for the purchase of computer hardware, software, network equipment, furniture, fixtures and other office equipment. Cash flows from financing activities relate primarily to proceeds from the issuance of the Notes, borrowings and repayments under the Credit Facility Agreement, repurchases of common stock, principal payments on capital leases, tax withholdings related to net share settlements of restricted stock units, proceeds from the exercise of stock options and payment of the Special Cash Dividend in the fourth quarter of 2012.
Operating Activities
The following table presents cash provided by operating activities for the periods presented (in millions):

	Years Ended December 31,
	2014	2013	2012
Net income	$122.8	$90.6	$1,047.7
Adjustments for non-cash and non-operating items:
Depreciation and amortization	200.3	174.0	176.9
Asset impairments and write-offs	13.6	30.6	6.1
(Gain) loss on step acquisitions and disposal of assets, net	(3.8)	(1.5)	(975.5)
Amortization of debt discount and issuance costs	6.2	0.3	—
Equity-based compensation	70.7	47.0	39.5
Deferred income taxes	62.2	51.5	124.1
All other, net, including working capital changes	(62.3)	(73.6)	(53.2)
Cash provided by operating activities	$409.7	$318.9	$365.6
Cash provided by operating activities increased $90.8 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to increased operating income (excluding the impact of non-cash items), the timing of receipt of a significant prepayment from a large partner in 2014 and lower employee bonus and deferred compensation payments in 2014, partially offset by timing of other working capital.
Cash provided by operating activities decreased $46.7 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012, driven mainly by a decrease in operating income of $65.1 million (excluding the $946.5 million gain on the sale of patents) which was primarily the result of the $96.0 million in cash received from licensing our retained patent portfolio to Microsoft in 2012. Cash provided by operating activities also declined due to the timing of changes in working capital.

AOL INC.
PART II - ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Investing Activities
The following table presents cash (used) provided by investing activities for the periods presented (in millions):

	Years Ended December 31,
	2014	2013	2012
Investments and acquisitions, net of cash acquired	$(248.2)	$(337.9)	$(32.0)
Proceeds from disposal of assets, net	38.7	1.5	952.3
Capital expenditures and product development costs	(73.9)	(65.7)	(64.9)
Cash (used) provided by investing activities	$(283.4)	$(402.1)	$855.4
Cash used by investing activities decreased $118.7 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to the acquisition of Adap.tv for $329.5 million in September 2013 and the proceeds of $33.1 million from the sale of a data center property located in Virginia in July 2014, partially offset by the cash paid for 2014 acquisitions.
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

Financing Activities
The following table presents cash provided (used) by financing activities for the periods presented (in millions):

	Years Ended December 31,
	2014	2013	2012
Borrowings under the credit facility agreement	$105.0	$—	$—
Repayments under the credit facility agreement	(105.0)	—	—
Repurchases of common stock (see Note 7)	(98.6)	(134.8)	(698.7)
Proceeds from issuance of convertible notes	379.5	—	—
Payments of issuance costs	(10.9)	(3.1)	—
Payments for note hedges	(70.1)	—	—
Proceeds from issuance of warrants	33.5	—	—
Principal payments on capital leases	(71.8)	(61.1)	(55.6)
Tax withholdings related to net share settlements of restricted stock units	(26.4)	(16.5)	(7.6)
Proceeds from exercise of stock options	15.5	35.3	35.2
Cash dividends paid and dividend equivalent payments on restricted stock units	(3.5)	(4.4)	(434.4)
Other financing activities	12.1	9.2	0.3
Cash provided (used) by financing activities	$159.3	$(175.4)	$(1,160.8)

AOL INC.
PART II - ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Cash provided by financing activities was $159.3 million for the year ended December 31, 2014, as compared to cash used by financing activities of $175.4 million for the same period in 2013, primarily due to net proceeds received from our sale of the Notes of approximately $368.6 million (net of issuance costs), partially offset by the use of $36.6 million of the net proceeds from the sale of the Notes for the convertible note hedge and warrant transactions. In addition, repurchases of common stock decreased by $36.2 million in 2014 compared to 2013 which was offset by a decrease in proceeds from exercise of stock options of $19.8 million and increase in capital lease payments of $10.7 million.
Cash used by financing activities decreased $985.4 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to a decrease in cash paid for the repurchase of our common stock in 2012 and a $434.4 million dividend payment made during the fourth quarter of 2012.
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
The following table presents our reconciliation of Free Cash Flow to cash provided by operating activities (in millions):

	Years Ended December 31,
	2014	2013	2012
Cash provided by operating activities	$409.7	$318.9	$365.6
Less: Capital expenditures and product development costs	73.9	65.7	64.9
Less: Principal payments on capital leases	71.8	61.1	55.6
Free Cash Flow	$264.0	$192.1	$245.1

Free Cash Flow increased $71.9 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This increase is primarily due to the increase in cash provided by operating activities, discussed in “Summary Cash Flow Information-Operating Activities” above, partially offset by increases in capital expenditures and product development costs and increases in principal payments on capital leases.
Free Cash Flow decreased for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This decrease is due to the decline in cash provided by operating activities, discussed in “Summary Cash Flow Information-Operating Activities” above.
Contractual Obligations and Commitments
We have obligations under certain contractual arrangements to make future payments for outstanding long-

AOL INC.
PART II - ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

term debt and goods and services. These contractual obligations secure the future rights to various assets and services to be used in the normal course of operations. For example, we are contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. In accordance with applicable accounting rules, the future rights and obligations pertaining to firm commitments, such as operating lease obligations and certain purchase obligations under contracts, are not reflected as assets or liabilities on the accompanying consolidated balance sheets.
The following table presents certain payments due under contractual obligations with minimum firm commitments as of December 31, 2014 (in millions):

	Total	2015	2016-2017	2018-2019	Thereafter
Convertible senior notes	$379.5	$—	$—	$379.5	$—
Capital lease obligations	155.0	59.3	83.3	12.4	—
Operating lease obligations, net of sublease income	221.3	38.6	66.5	54.2	62.0
Purchase obligations	70.5	37.2	32.9	0.3	0.1
Total contractual obligations	$826.3	$135.1	$182.7	$446.4	$62.1
The following is a description of our material contractual obligations at December 31, 2014:

•
Convertible senior notes represent the outstanding principal borrowing of $379.5 million of convertible senior notes due September 1, 2019. See “Note 5” in our accompanying consolidated financial statements for more information.

•
Capital lease obligations represent the minimum lease payments under non-cancelable capital leases, primarily for network equipment financed under capital leases. See “Note 5” in our accompanying consolidated financial statements for more information.

•
Net operating lease obligations represent the minimum lease payments under operating leases, net of contractually committed sublease income, primarily for our real estate in various locations around the world. Included in the above table are approximately $146.9 million of payments associated with the lease of our corporate headquarters in New York. We have leased our corporate headquarters for an initial lease term that ends February 2023, and we have the option to extend the lease for an additional five years. Monthly rental payments to the landlord under this lease escalate by approximately 7% after the end of the fifth year and tenth year of the lease term. Included in the above table are approximately $20.9 million of payments associated with a leased building in California. We have leased this space for an initial lease term that ends in June 2017 with no renewal options. Rent was abated for the first nine months of the lease term with partial rent abatement for an additional three months. Only operating expenses were paid during the rent abatement period. See “Note 10” in our accompanying consolidated financial statements for more information.

•
Purchase obligations, as used herein, refer to a purchase obligation representing an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We expect to receive consideration (i.e., products or services) for these purchase obligations. See “Note 10” in our accompanying consolidated financial statements.

Our liabilities for unrecognized tax benefits of $59.8 million are not reflected in the above contractual obligations table as we are not able to reasonably estimate the timing of payments in individual years due to

AOL INC.
PART II - ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

uncertainties in the timing of audit outcomes.
Off-Balance Sheet Arrangements
As of December 31, 2014, we did not have any relationships with unconsolidated special purpose entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements.
Indemnification Obligations
In the ordinary course of business, we incur indemnification obligations of varying scope and terms to third parties, which could include, without limitation, customers, vendors, distributors, licensors, licensees, lessors, purchasers of assets or operating subsidiaries and other parties related to certain matters, including losses arising out of our breach of agreements or representations and warranties made by us, services, software, data or content to be provided by us, taxes, tariffs, our use of services, software, data or content provided by third parties, the export or import of our software or data, compliance with applicable laws and regulations, infringement of third party intellectual property or property rights or, with respect to the divestiture of assets or operating subsidiaries, matters related to our conduct of the business and tax matters prior to the sale. It is not possible to determine the aggregate maximum potential loss under such indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, we have not incurred material costs as a result of claims made in connection with indemnifications provided and, as of December 31, 2014, management concluded that the likelihood of any material amounts being paid by us under such indemnifications is remote. As of December 31, 2014, amounts accrued in our financial statements related to indemnification obligations are not material.
Principal Debt Obligations
As of December 31, 2014, we had outstanding principal borrowings of $379.5 million under the Notes, due September 1, 2019, which is reflected net of the remaining discount of $73.0 million as a non-current liability on the consolidated balance sheets. At December 31, 2014, and to date, we have no borrowings outstanding under the Credit Facility Agreement. See “Note 5” in our accompanying consolidated financial statements for additional information on the Notes and the Credit Facility Agreement.
Concentration of Risk
Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed-upon contractual payment obligations. Credit risk originates from sales of advertising and subscription services and is dispersed among many different counterparties.
We had gross accounts receivable of approximately $564.3 million and maintained an allowance for doubtful accounts of $9.5 million at December 31, 2014. No single customer had a receivable balance at December 31, 2014 greater than 10% of total net receivables.
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

AOL INC.
PART II - ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

In addition to customer credit risk, our note hedge transactions expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreements. We mitigate such risk by limiting the counterparties to major financial institutions and by spreading the risk across several major financial institutions.
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
Gross versus Net Revenue Recognition
We generate a significant portion of our advertising revenues from our advertising offerings on the Third Party Properties, which consist of sales of display, video and search advertising. In connection with our advertising offerings on the Third Party Properties, we sometimes act as or use an intermediary or agent in executing transactions with third parties. The significant judgments made in accounting for these arrangements relate to determining whether we should report revenue based on the gross amount billed to the customer or on the net amount received from the customer after commissions and other payments to third parties. To the extent revenues are recorded on a gross basis, any commissions or other payments to third parties are recorded as costs of revenues so that the net amount (gross revenues less expense) is reflected in operating income. Accordingly, the impact on operating income is the same whether we record revenue on a gross or net basis.
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
The determination of whether we should report our revenue based on the gross amount billed to our advertising customers, with the amounts paid to the Third Party Properties website owner (for the advertising inventory acquired) reported as TAC within costs of revenues, requires a significant amount of judgment based on an analysis of several factors. In these arrangements, we are generally responsible for (i) identifying and contracting with third-party advertisers, (ii) establishing the selling prices of the inventory sold, (iii) serving the advertisements at our cost and expense, (iv) performing all billing and collection activities including retaining credit risk, (v) bearing sole liability for fulfillment of the advertising and (vi) bearing general inventory risk. Accordingly, in these arrangements, we generally believe that we are the primary obligor and therefore report revenues earned and costs incurred related to these transactions on a gross basis. During 2014, we earned and reported gross advertising revenues of $856.2 million and incurred TAC of $555.8 million related to providing advertising services on the Third Party Properties.

AOL INC.
PART II - ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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
The testing of goodwill for impairment is required to be performed at the level referred to as the reporting unit. Based on how management evaluates the business, we concluded that as of our December 1, 2014 annual impairment testing date we have three reporting units for purposes of the goodwill impairment test; the Brand Group, the Membership Group and AOL Platforms. There are no components below these three reporting units for which discrete financial information is available and regularly reviewed by segment management. Different judgments relating to the determination of reporting units could significantly affect the testing of goodwill for impairment and the amount of any impairment recognized.
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
We performed our annual goodwill impairment test for the Brand Group, Membership Group and AOL Platforms reporting units as of December 1, 2014. We determined the fair value for each of the reporting units using an income approach, or discounted cash flow (“DCF”) method. The reasonableness of the DCF approach was assessed by reference to a market-based approach based on analysis of comparable multiples for each of the reporting units, which reconciled to the fair value of the consolidated business determined based on a market-capitalization approach.
Based on the goodwill impairment tests performed at December 1, 2014, the estimated fair value exceeded the carrying value for each reporting unit, and therefore, the second step of the goodwill impairment test was not required for any of our reporting units. For each of the Brand Group, Membership Group and AOL Platforms reporting units, the estimated fair value of the reporting unit exceeded its respective book value by in excess of 15%.
Determining the fair value of our reporting units requires the exercise of significant judgment, including judgments about the appropriate discount rates, terminal growth rates, weighted average costs of capital and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis are based on our most recent budgets, forecasts and business plans as well as various growth rate assumptions for years beyond the current business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future revenue streams and cash flows of the reporting unit. The discount rates utilized in the 2014 analyses ranged from 9% to 22% and a constant terminal growth rate was used in the DCF analyses of 3.0%. Failure to execute against our business plan for any of our reporting units could have a negative effect on the fair value of such reporting unit, and increase the risk of a goodwill impairment in the future.

AOL INC.
PART II - ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Income Taxes
Income taxes are presented in the accompanying consolidated financial statements using the asset and liability method prescribed by the accounting guidance for income taxes. Income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any difference between GAAP and tax reporting. Deferred income taxes reflect expected future tax benefits (i.e., assets) and future tax costs (i.e., liabilities). The tax effect of net operating losses, capital losses and general business credit carryovers result in deferred tax assets. The tax effect of temporary differences between the carrying amount of assets and liabilities for financial statements and the basis amount for income tax purposes, as determined based upon currently-enacted tax laws and rates, result in deferred tax assets and liabilities. Significant judgments are made in computing our income tax provision and deferred income taxes.
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
We performed an analysis of the recoverability of our deferred tax assets as of December 31, 2014, which took into consideration our historical operating results, as well as our projections of future operating results and taxable income. Certain deferred tax assets related to capital losses, certain state net operating losses and other state temporary differences, the majority of the foreign net operating losses and certain other foreign temporary differences did not reach the “more likely than not” realizability criteria and accordingly, were subject to a valuation allowance. We analyzed the remaining deferred tax assets using all positive and negative evidence to determine whether we met the “more likely than not” criteria. We considered the fact that we have reported cumulative income in the past three years in the relevant jurisdictions for which these deferred tax assets are recorded, which generally provides positive evidence regarding realizability of deferred tax assets. Our conclusion that such remaining deferred tax assets were “more likely than not” realizable also relied on the weight of positive evidence related to projecting future taxable income based on management’s financial projections and based on our historical results of operations. We currently expect positive growth in our projected taxable income over our long-term planning horizon as we focus our resources on our core competitive strengths in web content production, advertising and paid services while expanding the distribution of our content, product and service offerings on multiple platforms and digital devices, including on portable wireless devices such as smartphones and tablets. As a result of this analysis, we concluded that our deferred tax assets, other than those for which a valuation allowance was recorded, continued to be more likely than not to be realized. However, in the circumstance that the financial projections are not achieved, our ability to realize these deferred tax assets may be significantly impacted.
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

AOL INC.
PART II - ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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
The standard is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals or classifications as held for sale that have not been previously reported. This new guidance became effective for us in January 2015 and we do not expect it to have a material impact on the way we disclose discontinued operations.
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
The standard will become effective for us in January 2017. Early adoption of the standard is not permitted. The guidance allows issuers to use one of two transition methods to implement the new standard. The guidance can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. We are still in the process of determining which transition method we will utilize in order to apply the new standard. We are also still assessing what effect the application of this standard may have on the timing of our revenue recognition and our financial statements.

AOL INC.
PART II - ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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
Consolidation
In February 2015, new guidance was issued related to the considerations made when determining whether an entity should be consolidated. The new guidance modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; eliminates the presumption that a general partner should consolidate a limited partnership; and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. This new guidance will require a reassessment of whether certain business relationships qualify for consolidation under the voting interest and VIE model.
The standard is effective for annual periods beginning after December 15, 2015. Early adoption is permitted.  This new guidance will become effective for us in January 2016. We do not expect the new guidance to have a material impact on how we evaluate entities for consolidation.

AOL INC.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential gain or loss arising from changes in market rates and prices, which historically for us, has been associated primarily with changes in foreign currency exchange rates. We transact business in various foreign currencies which exposes us to the risk of fluctuations in foreign currency exchange rates. Foreign currency exchange gains and losses are not material to our financial statements in 2014, 2013 and 2012. At December 31, 2014, while the majority of our cash and accounts receivable balances were denominated in U.S. dollars, cash and accounts receivable denominated in foreign currencies made up approximately 14% of total cash and accounts receivable, including 6% in Euros, 3% in British pounds, 2% in Canadian dollars and 1% in Japanese yen.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of AOL Inc.
We have audited the accompanying consolidated balance sheets of AOL Inc. as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AOL Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AOL Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, New York
February 27, 2015

AOL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Revenues:
Advertising and other	$1,920.7	$1,669.8	$1,486.4
Subscription	606.5	650.1	705.3
Total revenues	2,527.2	2,319.9	2,191.7
Costs of revenues	1,920.5	1,706.2	1,587.2
General and administrative	318.4	322.0	413.2
Amortization of intangible assets	65.6	45.1	38.2
Restructuring costs	22.0	41.3	10.1
Goodwill impairment charge	—	17.5	—
Income from licensing of intellectual property	—	—	(96.0)
(Gain) loss on disposal of assets, net	(4.8)	(2.5)	(962.9)
Operating income	205.5	190.3	1,201.9
Interest and other income (expense), net	(9.5)	(6.6)	8.2
Income before income taxes	196.0	183.7	1,210.1
Income tax provision	73.2	93.1	162.4
Net income	$122.8	$90.6	$1,047.7
Net (income) loss attributable to noncontrolling interests	2.8	1.8	0.7
Net income attributable to AOL Inc.	$125.6	$92.4	$1,048.4
Per share information attributable to AOL Inc. common stockholders:
Basic net income per common share	$1.59	$1.19	$11.51
Diluted net income per common share	$1.51	$1.13	$11.21
Shares used in computing basic income per common share	78.9	77.6	91.1
Shares used in computing diluted income per common share	83.0	82.0	93.5
Cash dividends paid per common share	$—	$—	$5.15
Comprehensive income attributable to AOL Inc.:
Foreign currency translation adjustments	$(17.0)	$0.4	$(7.9)
Unrealized gains on equity method investments	2.0	0.6	0.4
Other comprehensive income (loss), net of tax	$(15.0)	$1.0	$(7.5)
Comprehensive income	107.8	91.6	1,040.2
Comprehensive (income) loss attributable to noncontrolling interests	4.1	4.5	1.6
Comprehensive income attributable to AOL Inc.	$111.9	$96.1	$1,041.8
See accompanying notes.

AOL INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and equivalents	$488.7	$207.3
Accounts receivable, net of allowances of $9.5 and $8.3, respectively	554.8	491.0
Prepaid expenses and other current assets	40.2	34.1
Deferred income taxes, net	18.1	30.7
Total current assets	1,101.8	763.1
Property and equipment, net	463.9	467.9
Goodwill	1,524.4	1,361.7
Intangible assets, net	224.0	208.4
Long-term deferred income taxes, net	47.6	110.6
Other long-term assets	94.9	71.7
Total assets	$3,456.6	$2,983.4
Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities:
Accounts payable	$84.2	$101.0
Accrued compensation and benefits	120.4	127.0
Accrued expenses and other current liabilities	197.3	197.3
Deferred revenue	107.5	67.2
Current portion of obligations under capital leases	54.0	55.5
Total current liabilities	563.4	548.0
Convertible senior notes	306.5	—
Long-term portion of obligations under capital leases	91.1	56.2
Long-term deferred income taxes	2.8	4.4
Other long-term liabilities	95.6	97.6
Total liabilities	1,059.4	706.2
Commitments and contingencies (see Note 10)
Redeemable noncontrolling interest (see Note 1)	8.0	9.7
Equity:
Common stock, $0.01 par value, 115.3 million shares issued and 77.9 million shares outstanding as of December 31, 2014 and 114.1 million shares issued and 79.2 million shares outstanding as of December 31, 2013	1.2	1.1
Additional paid-in capital	3,699.5	3,592.7
Accumulated other comprehensive income (loss), net	(304.1)	(290.4)
Retained earnings (accumulated deficit)	32.2	(93.6)
Treasury stock, at cost, 37.4 million shares as of December 31, 2014 and 34.9 million shares as of December 31, 2013	(1,041.5)	(942.9)
Total stockholders’ equity	2,387.3	2,266.9
Noncontrolling interest	1.9	0.6
Total equity	2,389.2	2,267.5
Total liabilities, redeemable noncontrolling interest and equity	$3,456.6	$2,983.4
See accompanying notes.

AOL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2014	2013	2012
Operating Activities
Net income	$122.8	$90.6	$1,047.7
Adjustments for non-cash and non-operating items:
Depreciation and amortization	200.3	174.0	176.9
Asset impairments and write-offs	13.6	30.6	6.1
(Gain) loss on step acquisitions and disposal of assets, net	(3.8)	(1.5)	(975.5)
Amortization of debt discount and issuance costs	6.2	0.3	—
Equity-based compensation	70.7	47.0	39.5
Deferred income taxes	62.2	51.5	124.1
Other non-cash adjustments	0.6	4.4	(2.6)
Changes in operating assets and liabilities, net of acquisitions
Receivables	(65.2)	(104.5)	(33.4)
Accrued expenses	(20.3)	21.7	4.6
Deferred revenue	42.9	7.9	(12.7)
Other balance sheet changes	(20.3)	(3.1)	(9.1)
Cash provided by operating activities	409.7	318.9	365.6
Investing Activities
Investments and acquisitions, net of cash acquired	(248.2)	(337.9)	(32.0)
Proceeds from disposal of assets, net	38.7	1.5	952.3
Capital expenditures and product development costs	(73.9)	(65.7)	(64.9)
Cash (used) provided by investing activities	(283.4)	(402.1)	855.4
Financing Activities
Borrowings under the credit facility agreement	105.0	—	—
Repayments under the credit facility agreement	(105.0)	—	—
Repurchases of common stock (see Note 7)	(98.6)	(134.8)	(698.7)
Proceeds from issuance of convertible notes	379.5	—	—
Payments of issuance costs	(10.9)	(3.1)	—
Payments for note hedges	(70.1)	—	—
Proceeds from issuance of warrants	33.5	—	—
Principal payments on capital leases	(71.8)	(61.1)	(55.6)
Tax withholdings related to net share settlements of restricted stock units	(26.4)	(16.5)	(7.6)
Proceeds from exercise of stock options	15.5	35.3	35.2
Cash dividends paid and dividend equivalent payments on restricted stock units	(3.5)	(4.4)	(434.4)
Other financing activities	12.1	9.2	0.3
Cash provided (used) by financing activities	159.3	(175.4)	(1,160.8)
Effect of exchange rate changes on cash and equivalents	(4.2)	(0.7)	(1.1)
Increase (decrease) in cash and equivalents	281.4	(259.3)	59.1
Cash and equivalents at beginning of period	207.3	466.6	407.5
Cash and equivalents at end of period	$488.7	$207.3	$466.6
Supplemental disclosures of cash flow information
Cash paid for interest	$8.6	$6.0	$6.1
Cash paid for income taxes	$4.6	$12.8	$26.3
See accompanying notes.

AOL INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Cost		Non- Controlling Interest	Total Equity

	Shares	Amount				Shares	Amount
Balance at December 31, 2011	94.3	$1.1	$3,422.4	$(287.5)	$(789.8)	(12.7)	$(173.6)	$—	$2,172.6
Net income (loss)	—	—	—	—	1,048.4	—	—	(0.6)	1,047.8
Contributions from noncontrolling interest owners	—	—	—	—	—	—	—	0.3	0.3
Equity interest in investee's unrealized gain on investments	—	—	—	0.4	—	—	—	—	0.4
Foreign currency translation adjustments	—	—	—	(7.0)	—	—	—	—	(7.0)
Comprehensive income (loss)	—	—	—	(6.6)	1,048.4	—	—	(0.3)	1,041.5
Amounts related to equity-based compensation, net of tax withholdings	—	—	33.8	—	—	—	—	—	33.8
Issuance of common stock	3.1	—	35.2	—	—	—	—	—	35.2
Repurchase of common stock	(20.8)	—	(33.9)	—	—	(20.8)	(664.8)	—	(698.7)
Dividends declared	—	—	—	—	(446.6)	—	—	—	(446.6)
Balance at December 31, 2012	76.6	$1.1	$3,457.5	$(294.1)	$(188.0)	(33.5)	$(838.4)	$(0.3)	$2,137.8
Net income (loss)	—	—	—	—	92.4	—	—	(1.2)	91.2
Equity interest in investee's unrealized gain on investments	—	—	—	0.6	—	—	—	—	0.6
Foreign currency translation adjustments	—	—	—	3.1	—	—	—	(0.1)	3.0
Comprehensive income (loss)	—	—	—	3.7	92.4	—	—	(1.3)	94.8
Contributions from noncontrolling interest owners	—	—	—	—	—	—	—	2.2	2.2
Amounts related to equity-based compensation, net of tax withholdings	—	—	31.4	—	—	—	—	—	31.4
Issuance of common stock	6.5	—	69.9	—	—	2.5	64.2	—	134.1
Repurchase of common stock	(3.9)	—	33.9	—	—	(3.9)	(168.7)	—	(134.8)
Other	—	—	—	—	2.0	—	—	—	2.0
Balance at December 31, 2013	79.2	$1.1	$3,592.7	$(290.4)	$(93.6)	(34.9)	$(942.9)	$0.6	$2,267.5
Net income (loss)	—	—	—	—	125.6	—	—	(1.5)	124.1
Equity interest in investee's unrealized gain on investments	—	—	—	2.0	—	—	—	—	2.0
Foreign currency translation adjustments	—	—	—	(15.7)	—	—	—	(0.1)	(15.8)
Comprehensive income (loss)	—	—	—	(13.7)	125.6	—	—	(1.6)	110.3
Contributions from noncontrolling interest owners	—	—	—	—	—	—	—	2.9	2.9
Amounts related to equity-based compensation, net of tax withholdings (Note 7)	—	—	48.2	—	—	—	—	—	48.2
Issuance of common stock	1.2	0.1	22.3	—	—	—	—	—	22.4
Repurchase of common stock	(2.5)	—	—	—	—	(2.5)	(98.6)	—	(98.6)
Equity component of convertible senior notes, net of tax (Note 5)	—	—	45.6	—	—	—	—	—	45.6
Purchase of note hedges, net of tax (Note 5)	—	—	(42.0)	—	—	—	—	—	(42.0)
Sale of warrants (Note 5)	—	—	33.5	—	—	—	—	—	33.5
Other	—	—	(0.8)	—	0.2	—	—	—	(0.6)
Balance at December 31, 2014	77.9	$1.2	$3,699.5	$(304.1)	$32.2	(37.4)	$(1,041.5)	$1.9	$2,389.2
See accompanying notes.

AOL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
AOL Inc. (“AOL” or the “Company”) is a leading global media technology company with a substantial worldwide audience and a suite of digital brands, products and services that it offers to consumers, advertisers, publishers and subscribers. AOL is focused on attracting and engaging consumers by creating and offering high quality branded online digital content, products and services and providing valuable online advertising services on both AOL Properties and on third party internet sites (the “Third Party Properties”). AOL Properties include the Company's owned and operated content, products and services in the Membership Group and Brand Group segments. AOL Properties also includes co-branded websites owned or operated by third parties for which certain criteria have been met, including the requirement that the internet traffic has been assigned to the Company.
The Company’s strategy is to focus its resources on AOL’s core competitive strengths in content, advertising, technology platforms, video and paid services while expanding the distribution of its premium content and its product and service offerings on multiple platforms and digital devices, including on internet-enabled televisions, smartphones and tablets. AOL continues to reinvigorate its culture and brand by prioritizing the consumer experience, making greater use of data-driven insights and encouraging innovation.
AOL’s reportable segments are the Brand Group, the Membership Group and AOL Platforms (previously referred to as AOL Networks). In addition to the above reportable segments, AOL has a corporate and other category that includes activities that are not directly attributable to or allocable to a specific segment.
Brand Group
The Brand Group consists of AOL’s portfolio of distinct and unique content brands as well as certain service brands. The results for this segment reflect the performance of the Company’s advertising offerings on a number of owned and operated sites, such as AOL.com, The Huffington Post, TechCrunch, and MapQuest and include its multi-screen content optimization and personalization technology.
Membership Group
The Membership Group consists of offerings that serve AOL registered account holders, both free and paid, and is focused on delivering world-class experiences to AOL’s users who rely on these AOL products and properties. The results for this segment include AOL’s subscription offerings and advertising offerings on Membership Group properties, including communications products, such as AOL Mail.
AOL Platforms
AOL Platforms consists of interconnected programmatic (automated) and premium advertising offerings and technologies that advertisers and publishers use to reach consumers across all devices (i.e., desktop, mobile, tablet and internet-enabled television), and includes formats such as display, including video and social formats. AOL Platforms also provides additional technology solutions that enhance its programmatic platforms and enable advertisers and publishers to have an end-to-end open programmatic media buying experience by providing access to Third Party Properties, ad serving, content personalization and attribution and analytics. The results for this segment include the performance of Advertising.com, AdLearn Open Platform, Adap.tv, Marketplace by ADTECH (“Marketplace”), AOL On, Be On, ADTECH, Gravity and Convertro. The Company generates advertising revenues on AOL Platforms through the sale of advertising on third party websites and from advertising inventory on AOL Properties not sold directly to advertisers, as described above. AOL’s advertising offerings on AOL Platforms consist primarily of the sale of display advertising (which includes video advertising) and also include search advertising through sponsored listings.

AOL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Corporate and Other
Corporate and other primarily consists of broad corporate functions including legal, human resources, accounting, analytics, finance, marketing and activities and costs not directly attributable or allocable to a specific segment such as tax settlements and other general business costs. The corporate and other category also includes the elimination of revenues resulting from transactions between the Brand Group, Membership Group and AOL Platforms segments.
Basis of Presentation
Reclassifications
Advertising revenues and other revenues have been combined for all periods into a single advertising and other revenues line on the consolidated statements of comprehensive income, given the immateriality of other revenues to total revenues for all periods presented.
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
The financial position and operating results of the majority of AOL’s foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included on the consolidated balance sheets as a component of accumulated other comprehensive income (loss), net and on the consolidated statements of comprehensive income as a component of other comprehensive income (loss), net of tax.
Redeemable Noncontrolling Interest
The noncontrolling interest in a joint venture between Mitsui & Company Ltd. and AOL (“Ad.com Japan”) is classified outside of permanent equity on the Company’s consolidated balance sheets for the years ended December 31, 2014 and 2013, due to a redemption right available to the noncontrolling interest holder in the future. The noncontrolling interest holder’s right to redeem its stock is exercisable any time between July 1 and July 30 of any year, commencing with July 1, 2014. This right was not exercised during July 2014. Net income on the consolidated statements of comprehensive income reflects 100% of the results of Ad.com Japan for the years ended December 31, 2014, 2013 and 2012 as the Company has a controlling financial interest in the entity. Net income is subsequently adjusted to exclude AOL’s noncontrolling interests to arrive at net income attributable to AOL Inc.
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
Advertising Revenues
Advertising revenues are generated on AOL Properties through display advertising (which includes video advertising) and search advertising. Display advertising revenue is generated by the display of graphical advertisements and other performance-based advertising. Agreements for advertising on AOL Properties typically take the forms of impression-based contracts, time-based contracts or performance-based contracts. Search advertising revenue is generated when a consumer clicks on a text-based advertisement on their screen. These text-based advertisements are either generated from a consumer-initiated search query or generated based on the content of the web page the consumer is viewing. In addition to advertising revenues generated on AOL Properties, the Company also generates revenue from its advertising offerings on its Third Party Properties, which consist primarily of the sale of display advertising and also include search advertising. Advertising arrangements for the sale of Third Party Properties inventory typically take the form of impression-based contracts or performance-based contracts.
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
Multiple-Element Transactions
Management analyzes contracts with multiple elements under the accounting guidance for multiple-element arrangements. The Company’s multiple-element arrangements generally include online advertising and non-advertising (i.e., insertion orders and production of a “microsite”) and involve multiple deliverables to customers across AOL Properties and/or the Third Party Properties. The guidance requires that revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, and if the delivery of the undelivered items in the arrangement is considered probable and substantially in the control of the vendor. If these criteria are met, then the arrangement

AOL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

consideration is allocated among the separate units of accounting based on their relative estimated selling prices. In such circumstances, the Company uses a selling price hierarchy to determine the selling price to be used for allocating revenue to the deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price, and (iii) best estimate of the selling price (“BESP”). VSOE generally exists only when the Company sells the deliverable separately and VSOE is the price actually charged by the Company for that deliverable. BESPs reflect the Company’s best estimates of what the selling prices of deliverables would be if they were sold regularly on a stand-alone basis. The Company recognizes revenue from the provision of online advertising and non-advertising contracts when the advertising campaigns and the productions are delivered.
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
Traffic Acquisition Costs
AOL incurs costs through arrangements in which it acquires third-party online advertising inventory for resale and arrangements whereby partners direct traffic to AOL Properties (e.g., UV acquisitions). AOL considers these costs to be traffic acquisition costs (“TAC”). TAC arrangements have a number of different economic structures, the most common of which are: payments based on a cost per thousand impressions or based on a percentage of the ultimate advertising revenues generated from the advertising inventory acquired for resale and payments for direct traffic delivered to AOL Properties priced on a per click basis (e.g., search engine marketing fees). These arrangements are primarily on a variable basis; however, the arrangements can also be on a fixed-fee basis, which often carry reciprocal performance guarantees by the counterparty, or a combination of fixed and variable fees. TAC agreements with fixed payments are typically expensed ratably over the term of the agreement. TAC agreements with variable payments are typically expensed based on the volume of the underlying activity at the specified contractual rates. TAC agreements with a combination of a fixed fee for a minimum amount of traffic delivered or other underlying activity and variable payments for delivery or performance in excess of the minimum are typically recognized into expense at the greater of straight-line or actual performance, taking into account counterparty performance to date and the projected counterparty performance over the term of the agreement.
Restructuring Costs
Restructuring costs consist primarily of employee termination benefits and contract termination costs, including lease exit costs. The Company’s restructuring actions include one-time involuntary termination benefits as well as certain contractual termination benefits or employee terminations under ongoing benefit arrangements. One-time involuntary termination benefits are recognized as a liability at estimated fair value when the plan of termination has been communicated to employees and certain other criteria are met. Ongoing termination benefit arrangements are recognized as a liability at estimated fair value when it is probable that amounts will be paid to employees and such amounts are reasonably estimable. Contract termination costs are recognized as a liability at fair value when a contract is terminated in accordance with its terms, or when AOL has otherwise executed a written termination of the contract. When AOL ceases using a facility but does not intend to or is unable to terminate the operating lease, AOL records a liability for the present value of the remaining lease payments, net of estimated sublease income, if any, that could be reasonably obtained for the property (even if the Company does not intend to sublease the facility for the remaining term of the lease). Costs associated with exit or disposal activities, including the related one-time and ongoing involuntary termination benefits, are reflected as restructuring costs on the

AOL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

consolidated statements of comprehensive income. See “Note 9” for additional information about the Company’s restructuring activities.
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
The testing of goodwill for impairment is required to be performed at the level referred to as the reporting unit. During 2014, the Company had three reporting units for purposes of the goodwill impairment test; the Brand Group, the Membership Group and AOL Platforms.
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
See “Note 3” for more information on the goodwill impairment testing for 2014.
Long-lived Assets
Long-lived assets, including finite-lived intangible assets (e.g., acquired technology and customer relationships), do not require that an annual impairment test be performed; instead, long-lived assets are tested for impairment upon the occurrence of an indicator of potential impairment. Once an indicator of potential impairment

AOL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
AOL recorded non-cash asset impairments and write-offs related to long-lived assets held and used and held for sale of $13.6 million, $12.1 million and $4.9 million in 2014, 2013 and 2012, respectively, included in costs of revenues and general and administrative expense on the consolidated statements of comprehensive income. The charge recorded in 2014 related primarily to asset write-offs in connection with capitalized internal-use software projects. The charge recorded in 2013 included a $7.5 million charge related to internal-use software related to Patch. The charge recorded in 2012 related primarily to asset write-offs in connection with facility consolidation, computer retirements and capitalized internal-use software project terminations.
Income Taxes
Income taxes are presented on the consolidated financial statements using the asset and liability method prescribed by the accounting guidance for income taxes. Income taxes (e.g., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the deferred income tax effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, stated at enacted tax rates expected to be in effect when the taxes are actually paid or recovered. Deferred income taxes reflect expected future tax benefits (i.e., assets) and future tax costs (i.e., liabilities). The tax effect of net operating loss, capital loss and general business credit carryovers result in deferred tax assets. Valuation allowances are established when management determines it is “more likely than not” that some portion or all of the deferred tax asset may not be realized. The Company considers all positive and negative evidence in evaluating its ability to realize its deferred income tax assets, including its historical operating results, ongoing tax planning, and forecast of future taxable income, on a jurisdiction by jurisdiction basis.
With respect to uncertain tax positions, AOL recognizes in the consolidated financial statements those tax positions determined to be “more likely than not” of being sustained upon examination, based on the technical merits of the positions. AOL records a liability (or reduces deferred tax assets) for the difference between the benefit recognized and measured pursuant to the accounting guidance for income taxes and the tax position taken on its tax return. The Company adjusts its estimates for uncertain tax positions periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated tax provision for any given year includes adjustments to prior year income tax accruals that are considered appropriate and any related estimated interest. The Company’s policy is to recognize, when applicable, interest and penalties on uncertain tax positions as part of income tax expense.
Certain Risks and Concentrations
The Company’s financial instruments include primarily cash and equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities. Due to the short-term nature of these assets and liabilities,

AOL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

their carrying amounts approximate their fair value. Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and accounts receivable.
The Company maintains its cash and equivalents balances in the form of money market accounts, U.S. treasury bills and time deposits. The Company maintains cash deposits with banks that at times exceed applicable insurance limits. The Company reduces its exposure to credit risk by maintaining such deposits with high quality financial institutions that management believes are creditworthy.
The Company is also exposed to counterparty credit risk as a result of the note hedge transactions. Upon default by the option counterparty, the Company may suffer dilution and tax consequences with respect to its common stock.
The Company’s exposure to customer credit risk relates primarily to advertising customers and individual subscribers to AOL’s subscription services, and is dispersed among many different counterparties, with no single customer having a receivable balance in excess of 10% of total net receivables at December 31, 2014 or 2013.
For each of the periods presented herein, the Company has had a contractual relationship with Google Inc. (“Google”) whereby Google provides paid text-based search advertising on AOL Properties. For the years ended December 31, 2014, 2013 and 2012, the revenues associated with the Google relationship (substantially all of which were search revenues generated on AOL Properties), were $407.4 million, $373.3 million and $350.9 million, respectively.
Cash and Equivalents
Cash equivalents primarily consist of highly liquid short-term investments with an original maturity of three months or less, which include money market accounts, U.S. treasury bills and time deposits that are readily convertible into cash. Cash equivalents are carried at cost plus accrued interest, which approximates fair value. These are included within cash and equivalents and fall within level one of the GAAP fair value hierarchy.
Restricted Cash
Restricted cash includes posted cash collateral for letters of credit related to certain of the Company’s lease agreements. The collateral amounts are legally restricted as to withdrawal and use for a period in excess of twelve months. Also included in restricted cash are security deposits held by the Company from lessees that are restricted as to use. The Company had $9.0 million of restricted cash included in prepaid expenses and other current assets and other long-term assets on the consolidated balance sheet as of December 31, 2014.
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
Property and Equipment
Property and equipment are stated at cost. Depreciation, which includes amortization of capitalized software costs and amortization of assets under capital leases, is provided on a straight-line basis over the estimated useful lives of the assets. AOL evaluates the depreciation periods of property and equipment to determine whether events or circumstances warrant revised estimates of useful lives. Depreciation expense, recorded in costs of revenues and

AOL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

general and administrative expense, totaled $134.7 million, $128.9 million and $138.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Costs related to leasehold improvements are capitalized and amortized on a straight-line basis over the shorter of the economic useful life of the improvements or the remaining lease term.
Property and equipment, including assets under capital lease, consist of ($ in millions):

	December 31,		Estimated Useful Lives
	2014	2013
Land (a)	$38.1	$39.2	N/A
Buildings and building improvements	207.2	275.6	12 to 40 years
Capitalized internal-use software costs	449.1	434.6	1 to 5 years
Leasehold improvements	106.5	108.6	Up to 16 years
Furniture, fixtures and other equipment	577.1	591.5	1 to 20 years
	1,378.0	1,449.5
Less accumulated depreciation	(914.1)	(981.6)
Total	$463.9	$467.9

(a)	Land is not depreciated.
For the years ended December 31, 2014, 2013 and 2012, property and equipment acquired under capital lease agreements was $102.5 million, $63.4 million and $50.6 million, respectively, of which the majority is network equipment.
Capitalized Internal-Use Software Costs
AOL capitalizes certain costs incurred for the purchase and development of internal-use software. These costs, which include the costs associated with coding, software configuration, major upgrades and enhancements and are related to both AOL’s internal systems (such as billing and accounting) and AOL’s user-facing internet offerings, are included in property and equipment, net on the consolidated balance sheets. For the years ended December 31, 2014, 2013 and 2012, AOL capitalized $53.9 million, $43.7 million and $40.5 million, respectively, related to the purchase and development of internal-use software. At December 31, 2014 and 2013, the net book value of capitalized internal-use software was $85.3 million and $68.2 million, respectively.
Research and Development
Research and development costs, which are expensed as incurred, are included in costs of revenues and totaled $37.6 million, $40.6 million and $44.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. These costs consist primarily of personnel and related costs that are incurred related to the development of software and user-facing internet offerings that do not qualify for capitalization.
Leases
The Company leases operating equipment and office space in various locations worldwide. Lease obligations are classified as operating leases or capital leases, as appropriate. Leased equipment and property that meets the capital lease criteria is capitalized and the present value of the future minimum lease payments is recorded as an asset under capital lease with a related capital lease obligation on the consolidated balance sheets.
Rent expense under operating leases is recognized on a straight-line basis over the lease term taking into

AOL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

consideration scheduled rent increases and any lease incentives.
Intangible Assets
AOL has a significant number of intangible assets, including acquired technology, trade names and customer relationships. AOL does not recognize the fair value of internally generated intangible assets. Intangible assets acquired in business combinations are recorded at fair value on the Company’s consolidated balance sheets and are amortized over estimated useful lives on a straight-line basis. Intangible assets subject to amortization are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. AOL does not have any indefinite lived intangible assets other than goodwill.
Advertising Costs
The Company expenses advertising costs as they are incurred. Advertising expense was $49.7 million, $61.6 million and $85.8 million for the years ended December 31, 2014, 2013, and 2012, respectively, and is included in general and administrative expense on the consolidated statements of comprehensive income.
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
Other Comprehensive Income (Loss)
Other comprehensive income (loss) is included within comprehensive income on the consolidated statements of comprehensive income and stockholders’ equity on the consolidated balance sheets and consists of net income (loss) and other gains and losses affecting equity that, under GAAP, are excluded from net income (loss).
As of December 31, 2014, the Company's net accumulated other comprehensive income balance substantially consisted of foreign currency translation gains and losses.
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

AOL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The new guidance became effective for the Company in January 2014 and resulted in the offsetting of approximately $32.5 million of uncertain tax positions against deferred tax assets as of December 31, 2014.

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
The Company has the option to pay cash, issue shares of common stock or any combination thereof for the aggregate amount due upon conversion of the convertible senior notes (the “Notes”). The Company’s intent is to settle the principal amount of the Notes in cash upon conversion. As a result, only the amounts payable in excess of the principal amounts of the Notes are considered in diluted earnings per share under the treasury stock method.
For the years ended December 31, 2014, 2013 and 2012 the Company had 6.1 million, 1.0 million and 2.9 million, respectively, of weighted-average potentially dilutive common shares that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive for those periods.
The following table is a reconciliation of basic and diluted net income attributable to AOL common stockholders per common share (in millions, except per share amounts):

	Years Ended December 31,
	2014	2013	2012
Net income attributable to AOL Inc. common stockholders	$125.6	$92.4	$1,048.4
Shares used in computing basic income per common share	78.9	77.6	91.1
Dilutive effect of equity-based awards	4.1	4.4	2.4
Shares used in computing diluted income per common share	83.0	82.0	93.5
Basic net income per common share	$1.59	$1.19	$11.51
Diluted net income per common share	$1.51	$1.13	$11.21

AOL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—GOODWILL AND INTANGIBLE ASSETS
A summary of changes in the Company’s goodwill during the years ended December 31, 2014 and 2013 is as follows (in millions):

	December 31, 2012	Acquisitions	Dispositions	Impairments	Translation and Other Adjustments	December 31, 2013	Acquisitions	Dispositions	Translation and Other Adjustments	December 31, 2014
Brand Group
Gross Goodwill	$282.2	$1.5	$(0.2)	$—	$—	$283.5	$—	$(1.9)	$—	$281.6
Net Goodwill	282.2	1.5	(0.2)	—	—	283.5	—	(1.9)	—	281.6
Membership Group
Gross Goodwill	604.2	—	—	—	0.8	605.0	—	—	(1.7)	603.3
Net Goodwill	604.2	—	—	—	0.8	605.0	—	—	(1.7)	603.3
AOL Platforms
Gross Goodwill	180.2	295.1	(3.5)	—	1.4	473.2	173.9	—	(7.6)	639.5
Net Goodwill	180.2	295.1	(3.5)	—	1.4	473.2	173.9	—	(7.6)	639.5
Patch
Gross Goodwill	17.5	—	—	—	—	17.5	—	(17.5)	—	—
Impairments	—	—	—	(17.5)	—	(17.5)	—	17.5	—	—
Net Goodwill	17.5	—	—	(17.5)	—	—	—	—	—	—
Corporate and Other
Gross Goodwill	35,625.1	—	—	—	—	35,625.1	—	—	—	35,625.1
Impairments	(35,625.1)	—	—	—	—	(35,625.1)	—	—	—	(35,625.1)
Net Goodwill	—	—	—	—	—	—	—	—	—	—
Consolidated
Gross Goodwill	36,709.2	296.6	(3.7)	—	2.2	37,004.3	173.9	(19.4)	(9.3)	37,149.5
Impairments	(35,625.1)	—	—	(17.5)	—	(35,642.6)	—	17.5	—	(35,625.1)
Net Goodwill	$1,084.1	$296.6	$(3.7)	$(17.5)	$2.2	$1,361.7	$173.9	$(1.9)	$(9.3)	$1,524.4

AOL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The increase in goodwill for the year ended December 31, 2014 was due primarily to the acquisitions of Project Rover, Inc., dba Gravity (“Gravity”), Convertro, Inc. (“Convertro”) and Vidible, Inc. (“Vidible”) in 2014. See “Note 4” for additional information on these transactions.
Impairment Testing of Goodwill
As discussed in more detail in “Note 1”, goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired.
The Company performed its annual goodwill impairment test for the Brand Group, Membership Group and AOL Platforms reporting units as of December 1, 2014. The Company determined the fair value for each of its reporting units using an income approach, or discounted cash flow (“DCF”) method. The reasonableness of the DCF approach was assessed by reference to a market-based approach based on analysis of comparable multiples by reporting unit, and the fair value determined under the market-based approach corroborated the fair values determined by the DCF approach.
Based on the goodwill impairment tests performed at December 1, 2014, the estimated fair value exceeded the carrying value for each reporting unit, and therefore, the second step of the goodwill impairment test was not required for any of the Company’s three reporting units. For each of the Brand Group, Membership Group and AOL Platforms reporting units, the estimated fair value of the reporting unit exceeded its respective book value by an amount in excess of 15%.
Determining the fair value of a reporting unit requires the exercise of significant judgment, including judgments about the appropriate discount rates, terminal growth rates, weighted average costs of capital and the amount and timing of expected future cash flows. The judgments used in determining the fair value of the Company’s reporting units are based on significant unobservable inputs which causes the determination of the implied fair value of goodwill to fall within level three of the GAAP fair value hierarchy. The cash flows employed in the DCF analysis are based on the most recent budgets, forecasts and business plans as well as various growth rate assumptions for years beyond the current business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future revenue streams and cash flows of the reporting unit. The discount rates utilized in the 2014 analysis ranged from 9% to 22% and a constant terminal growth rate was used in the DCF analysis of 3%. Failure to execute against AOL’s business plan for any of its reporting units could have a negative effect on the fair value of such reporting unit, and increase the risk of a goodwill impairment in the future.
2013 Goodwill Impairment Analysis
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
The Company performed its annual goodwill impairment test for the Brand Group, Membership Group and AOL Platforms reporting units as of December 1, 2013. The estimated fair value exceeded the carrying value for

AOL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

each reporting unit, and therefore, the second step of the goodwill impairment test was not required for any of the Company’s four reporting units.
2012 Goodwill Impairment Analysis
As a result of a change in management structure in the fourth quarter of 2012, the Company concluded that it had four reporting units: the Brand Group, the Membership Group, AOL Platforms and Patch. As such, the Company was required to perform a goodwill impairment analysis immediately before its change in reporting units and immediately after the change. As a result, as of December 1, 2012, the Company performed both a consolidated goodwill impairment analysis (prior to the change in reporting units, the company had a single consolidated reporting unit for goodwill impairment testing) and a goodwill impairment analysis for each of the four reporting units subsequently.
The Company had no goodwill impairment charges in 2012.
Intangible Assets
The Company’s intangible assets and related accumulated amortization at December 31, 2014 and 2013 consisted of the following (in millions):

	December 31, 2014			December 31, 2013
	Gross	Accumulated Amortization (a)	Net	Gross	Accumulated Amortization (a)	Net
Acquired technology	$979.0	$(850.5)	$128.5	$907.4	$(824.4)	$83.0
Customer relationships	280.6	(243.5)	37.1	278.9	(222.2)	56.7
Trade names	146.6	(90.1)	56.5	144.7	(79.4)	65.3
Other intangible assets	67.9	(66.0)	1.9	69.2	(65.8)	3.4
Total	$1,474.1	$(1,250.1)	$224.0	$1,400.2	$(1,191.8)	$208.4

(a)
Amortization of intangible assets is provided on a straight-line basis over their respective useful lives, which generally range from one to ten years. The Company evaluates the useful lives of its finite-lived intangible assets each reporting period to determine whether events or circumstances warrant revised estimates of useful lives.

The Company recorded amortization expense of $65.6 million, $45.1 million and $38.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. Based on the amount of intangible assets as of December 31, 2014, the estimated amortization expense for each of the succeeding five years ending December 31 is as follows (in millions):

2015	$59.5
2016	51.2
2017	49.6
2018	41.1
2019	13.7
Total	$215.1
The amounts above may vary as acquisitions and dispositions occur in the future, or as a result of the events or

AOL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

circumstances that warrant revised estimates of useful lives.
NOTE 4—BUSINESS ACQUISITIONS, DISPOSITIONS AND OTHER SIGNIFICANT TRANSACTIONS
2014 Acquisitions
Gravity
On January 23, 2014, the Company acquired Gravity, a company that provides content personalization technology and publisher solutions to create relevant consumer and advertiser experiences, for a purchase price of $83.2 million, net of cash acquired. An additional $7.6 million of cash consideration was deferred and will be paid over a two year service period to certain Gravity employees, which is being recorded as compensation expense over the required service period. The purchase price includes $0.8 million related to the portion of the fair value of converted Gravity awards that was attributable to pre-acquisition service. An additional $5.9 million of fair value of unvested AOL restricted stock issued to Gravity employees is being recognized as equity-based compensation expense over the remaining award service periods.

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
Convertro
On May 6, 2014, the Company acquired Convertro, a leading attribution modeling technology company that helps marketers reallocate budgets within their media channels, sites, placements and creatives, for a total purchase price of $98.6 million, net of cash acquired. The purchase price included $89.0 million in cash, $8.9 million estimated fair value (with a gross value of $10.0 million) of contingent consideration to be paid to Convertro shareholders upon meeting specified product development milestones over the 17 months following the acquisition date (which was achieved as of December 31, 2014), and $0.7 million of the $2.1 million estimated fair value of the unvested in-the-money options held by Convertro employees replaced with unvested AOL restricted stock and related to the pre-acquisition service period.
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
The fair value of the contingent consideration liability recognized on the acquisition date was $8.9 million, of which $6.0 million was classified within other current liabilities and the remaining $2.9 million was classified within other long-term liabilities on the consolidated balance sheets based on the expected timing of payments as of the acquisition date. The Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis, which represents a level 3 fair value measurement. As of December 31, 2014, all product development milestones had been achieved and the $10.0 million in contingent consideration had been fully paid to Convertro shareholders. The Company recognized $1.1 million of accretion expense in 2014 related to the difference between the $10.0 million gross contingent consideration paid and the $8.9

AOL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

million fair value recognized on the acquisition date. In addition to the purchase price paid for this business, the Company agreed to pay up to a $9.0 million retention bonus to certain Convertro employees which is being recorded as compensation expense over the two year required service period.
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
The fair value of the significant identified intangible assets was estimated by using a discounted cash flow analysis using the relief from royalty approach to value the technology and trade name and the replacement cost approach to value customer relationships, which represent level 3 fair value measurements. Inputs used in the methodologies primarily included projected future cash flows, discounted at a rate commensurate with the risk involved.
Vidible
On December 1, 2014, the Company acquired Vidible, a cross-device, programmatic video distribution platform that offers self-service through a set of video tools and exchange capabilities, for a purchase price of $55.9 million, net of $1.3 million cash acquired. Additionally, the Company issued replacement restricted stock awards related to unvested in-the-money options held by Vidible employees with an estimated fair value of $2.8 million which will be recognized as equity-based compensation expense over the remaining requisite service periods of the awards.
The Company preliminarily recorded $44.2 million of goodwill (which is not deductible for tax purposes) and $14.7 million of intangible assets associated with this acquisition. The intangible assets associated with this acquisition consist of technology, a trade name and customer relationships. The intangible assets will be amortized on a straight-line basis over a period of up to five years, consistent with the useful lives of comparable intangible assets purchased under similar circumstances.
In connection with the transaction, $9.7 million of cash special retention bonus consideration was deferred and will be paid over a three year service period to certain Vidible employees contingent upon their future service to the Company. The special retention bonus will be recorded as compensation expense over the required service period. Additionally, a $10.0 million retention bonus pool was established and will be paid over a three year period, subject to meeting specified performance metrics in the first year, and conditioned upon continued employment.
The fair value of the significant identified intangible assets was estimated by using a discounted cash flow analysis using the relief from royalty method to value the technology and trade name and the replacement cost approach to value customer relationships, which represent level 3 fair value measurements. Inputs used in the valuations primarily included projected future cash flows discounted at a rate commensurate with the risk involved. The primary area where preliminary estimates are not yet finalized relates to deferred taxes.
2013 Acquisitions
Adap.tv
On September 5, 2013, the Company acquired Adap.tv for a purchase price of $405.0 million plus a working capital adjustment (which increased the total consideration paid to $410.6 million). The consideration paid to acquire Adap.tv included $329.5 million in cash, net of cash acquired, and 2.4 million shares of AOL common stock with a fair value of $80.8 million based on AOL’s closing stock price on the closing date. Adap.tv is an online video advertising company whose advertising technology platform provides advertisers and publishers the ability to buy

AOL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

and sell video advertising inventory across desktop, mobile, and connected TV platforms. This acquisition is expected to enhance the Company’s offerings to publishers and advertisers. The results of operations of Adap.tv are reflected within the AOL Platforms segment from the date of acquisition.
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
The Company recorded $295.1 million of goodwill (which is not deductible for tax purposes) and $120.3 million of intangible assets associated with this acquisition. The intangible assets associated with this acquisition consist of technology, advertiser and publisher relationships, and trade names, all of which are being amortized on a straight-line basis over a period of five years. The fair value of the significant identified intangible assets was estimated by using relief from royalty, cost savings and multi-period excess earnings valuation methodologies, which represent level 3 fair value measurements. Inputs used in the methodologies primarily included projected future cash flows, discounted at a rate commensurate with the risk involved.
2012 Acquisitions
Ad.com Japan
On February 9, 2012, the Company entered into a share-purchase agreement with Mitsui to purchase an additional 3% interest in Ad.com Japan for approximately $1.2 million. Ad.com Japan, which operates a display advertising network business in Japan, was formed in 2006. Prior to the execution of the share purchase agreement, AOL and Mitsui each owned a 50% interest in Ad.com Japan, and AOL accounted for its 50% interest using the equity method of accounting. As part of this transaction, AOL obtained control of the board and of the day-to-day operations of Ad.com Japan. The Company accounted for the incremental 3% share purchase as a business combination achieved in stages (“step acquisition”) and consolidated Ad.com Japan beginning on the closing date.
Under the accounting guidance for step acquisitions, AOL is required to record all assets acquired, liabilities assumed, and Mitsui’s noncontrolling interests at fair value, and recognize the entire goodwill of the acquired business. The step acquisition guidelines also require that AOL remeasure its preexisting investment in Ad.com Japan at fair value, and recognize any gains or losses from such remeasurement. The fair value of AOL’s interest immediately before the closing date was $15.4 million, which resulted in the Company recognizing a non-cash gain of approximately $10.8 million within interest and other income (expense), net on the consolidated statements of comprehensive income in the first quarter of 2012. The Company used a combination of the market based approach (guideline public company) and an income approach (discounted cash flow analysis), both of which represent level 3 fair value measurements, to measure both the fair value of AOL’s preexisting investment and the fair value of Mitsui’s noncontrolling interest. As Mitsui has a right to put its interest to AOL based on a pre-established and determinable price in the future, the noncontrolling interest is presented as redeemable noncontrolling interest outside permanent equity on the Company’s consolidated balance sheets. The noncontrolling interest holder’s right to redeem its stock is exercisable any time between July 1 and July 30 of any year, which commenced on July 1, 2014. The amount payable from AOL to Mitsui if Mitsui were to exercise its redemption right is determined by taking the sum of 2 billion Japanese yen (approximately $26.0 million as of the closing date) plus any incremental cash over the $7.8 million cash balance at December 31, 2011, and multiplying that total by Mitsui’s percentage ownership of Ad.com Japan (47% at closing). The Company elected to recognize changes in the redemption value as they occur.
The undiscounted redemption value of the put option held by Mitsui was approximately $8.0 million as of

AOL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, which exceeded the carrying value of Mitsui’s interest in Ad.com Japan by an immaterial amount, and is therefore reflected in redeemable noncontrolling interest on the consolidated balance sheets for the year ended December 31, 2014. The undiscounted redemption value of the put option held by Mitsui was approximately $9.2 million as of December 31, 2013, which is below the $9.7 million carrying value as of December 31, 2013.
The Company recorded $9.7 million of goodwill (which is not deductible for tax purposes) and $19.2 million of intangible assets associated with this acquisition. The intangible assets associated with this acquisition consist primarily of trade names to be amortized on a straight-line basis over a period of ten years and advertiser relationships to be amortized on a straight-line basis over a period of five years. The weighted average amortization period for all intangible assets is approximately eight years. The fair value of the significant identified intangible assets was estimated by using relief from royalty, cost savings and multi-period excess earnings valuation methodologies, which represent level 3 fair value measurements. Inputs used in the methodologies primarily included projected future cash flows, discounted at a rate commensurate with the risk involved.
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

The aggregate purchase price of these acquisitions was $27.8 million, net of cash acquired. The Company recorded $12.5 million of goodwill, of which $6.6 million is deductible for tax purposes, and $16.4 million of intangible assets related to these acquisitions. With respect to the Buysight acquisition, during negotiations the Company agreed to pay a bonus to certain employees of Buysight immediately after the closing, and the $4.7 million paid was recognized as compensation expense during the fourth quarter of 2012.

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

AOL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
In connection with incentive cash compensation arrangements made in connection with acquisitions, the Company recorded $12.5 million, $5.0 million and $12.3 million in compensation expense for the years ended December 31, 2014, 2013 and 2012, respectively.
Unaudited pro forma results of operations assuming these acquisitions had taken place at the beginning of each period are not provided because the historical operating results of the acquired companies were not significant and pro forma results would not be significantly different from reported results for the periods presented.
Dispositions and Disposals
Patch
On January 29, 2014 the Company entered into a joint venture with DMEP Corp. dba Hale Global (“Hale Global”), whereby the Company contributed Patch into a new limited liability company, which is operated and majority owned by Hale Global subsequent to the closing of the transaction. The Company recorded a loss on disposition of $3.1 million, which primarily represents the difference between the $12.8 million fair value of the Company’s 40% retained interest in Patch and the carrying value of contributed net assets. The loss on disposition is included in the loss on disposal of assets on the Company’s consolidated statements of comprehensive income. The fair value of the Company’s retained interest in the joint venture is being accounted for as an equity method investment. Due to the Company’s significant continuing involvement with the joint venture, the disposed component did not meet the criteria to be classified as a discontinued operation in the Company’s financial statements.
Sale of Dulles Technology Center
On July 30, 2014, the Company completed the sale of a data center property located in Virginia for cash of approximately $33.1 million, net of costs to sell the property. The Company recorded an immaterial loss upon the sale of the assets.
StudioNow and about.me
During the first quarter of 2013, the Company disposed of controlling interests in both StudioNow and about.me in two separate transactions. In aggregate, the Company recorded a gain of $2.2 million on these transactions which is included in gain on disposal of assets on the Company’s statement of comprehensive income. The retained interests held by the Company in StudioNow and about.me are accounted for under the cost method as the Company does not exercise significant influence over either business. Due to the Company’s significant continuing involvement with each of the disposed entities, these dispositions did not meet the criteria to be classified as discontinued operations in the Company’s financial statements.

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
NOTE 5—LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Capital Leases
Capital lease obligations consist of ($ in millions):

	Weighted Average Interest Rate at December 31, 2014	Maturities	Outstanding Amount
			December 31, 2014	December 31, 2013
Capital lease obligations	4.56%	2015-2019	$145.1	$111.7
Amount due within one year			(54.0)	(55.5)
Total long-term capital lease obligations			$91.1	$56.2
Assets recorded under capital lease obligations totaled $286.0 million and $233.0 million at December 31, 2014 and 2013, respectively. Related accumulated amortization totaled $143.9 million and $124.6 million at December 31, 2014 and 2013, respectively.
Future minimum capital lease payments at December 31, 2014 are as follows (in millions):

2015	$59.3
2016	46.0
2017	37.3
2018	12.4
2019	—
Total	155.0
Amount representing interest	(9.9)
Present value of minimum lease payments	145.1
Current portion	(54.0)
Total long-term portion	$91.1
Interest Expense
Interest expense was $15.9 million, $6.5 million and $5.9 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in interest and other income (expense), net on the consolidated

AOL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

statements of comprehensive income. The weighted-average interest rate on AOL’s capital lease obligations was 4.56% and 5.30% at December 31, 2014 and 2013, respectively. The weighted-average rate on capital lease obligations due within one year was 4.74% at December 31, 2014.
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
The Credit Facility Agreement contains various affirmative, negative and financial covenants. Financial covenants in the agreement include a ratio of debt (net of unrestricted cash up to an agreed cap) to EBITDA (as defined in the Credit Facility Agreement, “EBITDA”) and a ratio of EBITDA to interest expense. The debt to EBITDA ratio must not exceed a specified maximum. The EBITDA to interest expense ratio requires the Company to meet or exceed a specified minimum. Each of the above ratios is tested at the end of each fiscal quarter and measured on a rolling four-quarter basis. To date, the Company is in compliance with its covenants under the Credit Facility Agreement.
Any amounts outstanding under the Credit Facility Agreement will be due and payable on July 1, 2018, and the commitments thereunder will terminate on such date. The Company intends to use borrowings under the Credit Facility Agreement for general corporate purposes.
During the year ended December 31, 2014, the Company borrowed and repaid $105.0 million under the Credit Facility Agreement, of which $75.0 million outstanding was repaid through use of the proceeds from the Notes discussed below. As of December 31, 2014, there were no amounts outstanding under the Credit Facility Agreement and the available borrowing capacity was $250 million.

Convertible Senior Notes
On August 14, 2014, the Company issued $379.5 million aggregate principal amount of 0.75% convertible senior notes due September 1, 2019 through a private placement. The Company sold the Notes under a purchase agreement, dated August 13, 2014, with Goldman, Sachs & Co. (“Goldman Sachs”) and J.P. Morgan Securities LLC as representatives of the several purchasers. The Notes were issued under an indenture, dated as of August 19, 2014 (the “Indenture”) between the Company and The Bank of New York Mellon, as trustee.
The net proceeds from the Company's sale of the Notes were approximately $368.6 million, net of issuance costs of $10.9 million. The Company used $40.0 million of the net proceeds from this offering to repurchase shares of its common stock from the purchasers of Notes in this offering in privately negotiated transactions through Goldman Sachs as its agent. These repurchases are part of the 2014 Stock Repurchase Program discussed in “Note 7”. The Company used $36.6 million of the net proceeds to pay the cost of the convertible note hedge transactions (after such cost was partially offset by the proceeds to the Company from the sale of warrants pursuant to the

AOL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

warrant transactions) as described below under “Note Hedge and Warrant Arrangements.” The Company used $75.0 million of the net proceeds to repay borrowings under the Credit Facility Agreement discussed above. The Company expects to use the remaining net proceeds from the offering of the Notes for general corporate purposes including, but not limited to, additional share repurchases, acquisitions or other strategic transactions and working capital.
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
If the Company undergoes a fundamental change, subject to certain conditions, holders of the Notes may require the Company to purchase for cash all or a part of their Notes in principal amounts of $1,000 or a multiple thereof at a repurchase price equal to 100% of the principal amount of Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to maturity, the Company will increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event in certain circumstances. In such event, an aggregate of up to 2.3 million additional shares of common stock could be issued upon conversions in connection with such corporate events, subject to adjustment in the same manner as the conversion rate.
The Notes will be convertible into cash, shares of common stock, or a combination of cash and shares of common stock, at the Company’s election based on an initial conversion rate of 17.4456 shares of common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $57.32 per share of common stock) subject to customary adjustments. Holders may convert their Notes at their option at anytime prior to the close of business on the business day immediately preceding May 1, 2019 upon the occurrence of certain events in the future, as defined in the Indenture. On or after May 1, 2019 to the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, regardless of the foregoing conditions. The Company's intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the principal amount, the Company would deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount (the “conversion spread”). The conversion spread would be included in the denominator for the computation of diluted net income per common share, using the treasury stock method. As of December 31, 2014, none of the conditions allowing holders of the Notes to convert have been met.
Accounting guidance requires that convertible debt that can be settled for cash, such as the Notes, be separated into the liability and equity component at issuance and each be assigned a value. The value assigned to the liability component is the estimated fair value, as of the issuance date, of a similar debt without the conversion feature. The difference between the principal amount of the Notes and estimated fair value of the liability component, representing the value of the conversion premium assigned to the equity component, is recorded as a debt discount on the issuance date. The fair value of the liability component of the Notes was determined using a discounted cash flow analysis, in which the projected interest and principal payments were discounted back to the issuance date of the Notes at a market yield, and represents a Level 3 fair value measurement. The Company estimated the straight debt yield by modeling the convertible note as a combination of a straight debt and a European call option. This required the use of a combination of inputs for similar assets observable in the marketplace to determine a yield on similar instruments without a conversion option and a significant unobservable input to estimate the future volatility of the Company's stock. The Company's stock volatility was estimated at 40% based on historical AOL stock price volatilities, as well as implied volatilities from option contracts traded immediately prior to the issuance date of the

AOL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Notes. The Company estimated the straight debt borrowing rates at issuance to be 5.39% for similar debt to the Notes without the conversion feature, which resulted in a fair value of the liability component of approximately $301.5 million and a debt discount of $78.0 million. As a result, a conversion premium of $45.6 million, net of tax, was recorded in additional paid-in capital within stockholders' equity. The debt discount is amortized to interest expense using the effective interest method with an effective interest rate of 5.85% over the period from the issuance date through the contractual maturity date of the Notes on September 1, 2019.
In accounting for the transaction costs related to the Note issuance, the Company allocated the total amount incurred to the liability and equity components based on their relative fair values. Issuance costs attributable to the liability component were recorded within other assets on the consolidated balance sheets and are being amortized to expense over the term of the Notes using the effective interest method. Issuance costs attributable to the equity component were recorded as a charge to additional paid-in capital within stockholders' equity.
Balances attributable to the Notes consist of the following (in millions):

December 31,
2014
Liability component:
Principal	$379.5
Less: note discount	73.0
Net carrying amount	$306.5
Equity component*	$75.8

(*)	Recorded on the consolidated balance sheets in additional paid-in capital within stockholders' equity.
The Notes are carried at their original issuance value, net of unamortized debt discount, and are not marked to market each period. The approximate fair value of the Notes as of December 31, 2014, was $402.0 million. The fair value of the Notes was estimated on the basis of inputs that are observable in the market and are considered Level 2 in the fair value hierarchy.
The Company recognized interest expense related to the Notes of $6.6 million for the year ended December 31, 2014, consisting of $1.0 million for the contractual coupon interest, $5.0 million for the accretion of the convertible note discount and $0.6 million for the amortization of deferred transaction costs.
Note Hedge and Warrant Arrangements
In connection with the sale of the Notes, the Company entered into privately negotiated note hedge transactions relating to approximately 6.6 million shares of common stock (the “Note Hedges”) with certain option counterparties (the “Option Counterparties”). The Note Hedges represent call options from the Option Counterparties with respect to $379.5 million aggregate principal amount of the Notes. The strike price of the Note Hedges is $57.32 with a maturity date of September 1, 2019. These Note Hedges are designed to offset the Company’s exposure to potential dilution and/or amounts the Company is required to pay in excess of the principal amount upon conversion of the Notes in the event that the market value per share of its common stock at the time of exercise is greater than the strike price of the Note Hedges (the strike price corresponds to the initial conversion price of the Notes, subject to certain customary adjustments). During the third quarter of 2014, the Company paid $70.1 million for the Note Hedges and as a result, $42.0 million, net of tax, was recorded as a reduction to additional paid-in capital within stockholders' equity.
Separately, the Company also entered into privately negotiated warrant transactions with the Option Counterparties giving them the right to purchase in aggregate up to 13.2 million shares of common stock from the

AOL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Company at a strike price of $84.92 per share. The warrants will have a dilutive effect with respect to the Company’s common stock to the extent that the market price per share of its common stock exceeds the strike price of $84.92 per share of the warrants on or prior to the expiration date of the warrants. The warrants expire over a three month period beginning on December 2, 2019. During the third quarter of 2014, the Company received $33.5 million in proceeds from the issuance of warrants.
The Note Hedges and warrants are not marked to market. The Note Hedges and warrants are separate transactions, entered into by the Company with the Option Counterparties and are not part of the terms of the Notes and will not affect the holders’ rights under the Notes. In addition, holders of the Notes will not have any rights with respect to the Note Hedges or the warrants. The value of the Note Hedges and warrants were initially recorded to and continue to be classified as additional paid-in capital within stockholders' equity.
NOTE 6—INCOME TAXES
The components of income (loss) from continuing operations before income taxes were as follows (in millions):

	Years Ended December 31,
	2014	2013	2012
Domestic	$201.2	$189.2	$1,189.9
Foreign	(5.2)	(5.5)	20.2
Total	$196.0	$183.7	$1,210.1
The components of the provision for income tax expense provided on income from continuing operations were as follows (in millions):

	Years Ended December 31,
	2014	2013	2012
U.S. federal
Current	$8.2	$31.5	$22.4
Deferred	49.1	42.9	110.8
Foreign
Current	2.9	3.1	4.0
Deferred	5.4	2.6	(2.4)
State and local
Current	(0.1)	7.0	11.9
Deferred	7.7	6.0	15.7
Total	$73.2	$93.1	$162.4
Included in Federal deferred expense is expense related to federal net operating loss and credit carryforward utilization of $42.0 million.

AOL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The items accounting for the difference between income tax expense computed at the federal statutory rate of 35% and the provision for income taxes were as follows:

	Years Ended December 31,
	2014	2013	2012
U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. federal tax benefits	3.4	4.5	1.8
Change in valuation allowance	3.3	13.8	34.2
Effect of non-U.S. operations	(0.6)	(5.6)	(1.0)
Non-deductible goodwill	—	3.3	—
Unrecognized tax benefits	4.1	1.4	0.1
Gain/loss on sale of assets	0.3	—	(57.5)
Non-deductible acquisition related costs	1.5	0.8	0.5
Federal research credit	(12.2)	(6.3)	—
Non-U.S. deferred gain charge	1.0	2.4	0.2
Other	1.5	1.4	0.1
Total	37.3%	50.7%	13.4%
During the three months ended December 31, 2014, the Company completed an analysis of its federal research and development credit, resulting in an additional benefit of approximately $8.8 million, which is net of unrecognized tax benefits of $3.8 million, for tax years 2010 through 2013. The additional benefit associated with tax years 2010 through 2013 is the result of a change in estimate. On December 19, 2014, the Tax Increase Prevention Act of 2014 was signed into law. Under this act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2013 and before January 1, 2015. The effects of this change in the tax law have resulted in an additional tax benefit of approximately $7.3 million, which is net of unrecognized tax benefits of $3.2 million, recognized in the fourth quarter of 2014 at the time the law was enacted.

AOL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The significant components of AOL's deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2014	2013
Deferred tax assets:
Reserves and allowances	$6.9	$10.4
Equity-based compensation	34.4	27.4
Net operating loss, capital loss and credit carryforwards	1,768.7	1,893.1
Outside basis differences	97.4	121.5
Other	24.4	54.5
Subtotal	1,931.8	2,106.9
Less: Valuation allowance	(1,679.2)	(1,730.3)
Total deferred tax assets	252.6	376.6
Deferred tax liabilities
Capitalized software	(28.9)	(23.3)
Unrealized foreign exchange tax gain	(82.7)	(132.0)
Property and equipment	(16.0)	(29.2)
Intangible assets and goodwill	(58.2)	(50.2)
Other	(3.9)	(5.0)
Total deferred tax liabilities	(189.7)	(239.7)
Net deferred tax assets	$62.9	$136.9
AOL had $156.0 million and $217.3 million of U.S. federal net operating loss carryforwards as of December 31, 2014 and 2013, respectively. When realized, approximately $75.8 million of U.S. federal net operating loss carryforwards will be recognized as a benefit through additional paid in capital. AOL had approximately $698.8 million and $658.0 million of net operating loss carryforwards in various state and local jurisdictions as of December 31, 2014 and 2013, respectively. When realized, approximately $40.4 million of state net operating loss carryforwards will be recognized as a benefit through additional paid in capital.
During 2014, AOL requested approval from the U.S. Internal Revenue Service (“IRS”) to change AOL’s method of accounting for its advertising revenues. If approved, approximately $121.3 million of gross revenues will be deferred from 2014 to future tax years for U.S. federal and state tax purposes, thereby increasing AOL’s U.S. federal and state net operating loss carryforwards as of December 31, 2014. AOL will record the impact of this accounting method change when approval is received from the IRS.
Certain of these U.S. federal, state and local net operating loss carryforwards are subject to statutory annual use limitations under Section 382 of the Internal Revenue Code and applicable state tax laws. If not utilized, an insignificant amount of U.S. federal net operating loss carryforwards will begin to expire in 2018, with the majority of losses expiring between 2028 and 2033. If not utilized, an insignificant amount of state and local net operating loss carryforwards will begin to expire in 2015, with the majority of losses expiring between 2020 and 2033.
AOL had net operating losses from various foreign jurisdictions of $4,088.2 million and $4,406.9 million as of December 31, 2014 and 2013, respectively. Many of these foreign losses are attributable to specific operations and may not be utilized to offset taxable income of other operations of AOL. Although an insignificant amount of foreign net operating losses begin to expire in 2015, the majority of the losses carry forward indefinitely.

AOL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AOL had $1,245.0 million and $1,251.7 million of U.S. federal and foreign capital loss carryforwards as of December 31, 2014 and 2013 respectively, which are subject to a full valuation allowance. If sufficient capital gains are not generated during the carryforward period, the U.S. federal capital loss carryforward will expire between 2015 and 2017. If not utilized, foreign capital losses, which are insignificant in total, will expire in 2020.
AOL had $69.7 million and $38.8 million of credit carryforwards as of December 31, 2014 and 2013, respectively. If not utilized the U.S. federal credit carryforwards begin to expire in 2027, with the majority expiring between 2030 and 2034. When realized, approximately $4.6 million of U.S. federal credits will be recognized as a benefit through additional paid in capital. Although an insignificant amount of foreign credit carryforwards begin to expire in 2015, the majority of these credits carry forward indefinitely. Although an insignificant portion of state credit carryforwards begin to expire in 2017, the majority of these credits carry forward indefinitely.
Included in total deferred tax asset balances are valuation allowances of $1,679.2 million and $1,730.3 million as of December 31, 2014 and 2013, respectively. As of December 31, 2014, the total valuation allowance of $1,679.2 million included $1,124.2 million related to foreign and state net operating loss carryforwards, $494.7 million related to capital loss carryforwards and $42.7 million related to outside basis differences. Of the $51.1 million decrease in valuation allowance from 2013 to 2014, $42.8 million is related to foreign attributes, with the remainder of the activity attributable to valuation allowances on state tax attributes and outside basis differences.
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
U.S. federal income taxes are provided on the portion of AOL’s income from certain foreign subsidiaries that is expected to be remitted to the United States. The Company has recorded deferred income taxes and foreign withholding taxes on unremitted earnings from foreign subsidiaries in the amount of $5.2 million and $4.8 million, as of December 31, 2014 and 2013, respectively. For AOL’s other foreign subsidiaries, the Company has not provided for U.S. income and foreign withholding taxes on approximately $18.8 million of certain foreign subsidiaries’ undistributed earnings as of December 31, 2014, because such earnings have been retained and are intended to be indefinitely reinvested outside of the United States. It is not practicable to estimate the amount of taxes that would be payable upon remittance of these earnings because such tax, if any, is dependent on circumstances existing if and when remittance occurs.
Accounting for Uncertainty in Income Taxes
Changes in unrecognized tax benefits, excluding the related accrual for interest and penalties, from January 1 to December 31 are set forth below (in millions):

	Years Ended December 31,
	2014	2013	2012
Beginning balance	$154.1	$152.1	$151.7
Increases for current year tax positions	11.7	4.2	—
Increases for prior year tax positions	2.4	2.6	1.6
Decreases for prior year tax positions	(2.1)	(4.3)	(1.2)
Settlements	—	(0.5)	—
Total	$166.1	$154.1	$152.1
The Company accrues interest and penalties where there is an underpayment of taxes, based on management’s

AOL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

best estimate of the amount ultimately to be paid, in the same period that the interest would begin accruing or the penalties would first be assessed. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The amounts of interest and penalties expense recorded through the income tax provision and the amounts of accrued interest and penalties on the consolidated balance sheets associated with unrecognized tax benefits are insignificant for the years ended December 31, 2014, 2013 and 2012.
The Company’s liabilities for unrecognized tax benefits, which include interest and penalties, were $59.8 million and $55.6 million as of December 31, 2014 and 2013, respectively. The remainder of unrecognized tax benefits have reduced deferred tax balances. The amount of unrecognized tax benefits which, if recognized, would affect the Company’s effective tax rate is $156.7 million and $146.1 million as of December 31, 2014 and 2013, respectively. This amount includes the federal tax benefit of state tax deductions. The Company does not expect its unrecognized tax benefits to significantly change in the next twelve months.
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
The Company files income tax returns in U.S. federal, state and foreign jurisdictions. For periods dating back to 2003, the statute of limitations has not yet closed in U.S. and foreign jurisdictions in which AOL filed separately from Time Warner. Tax periods remain open and subject to examination in many significant jurisdictions, including certain U.S. states (e.g., New York and Virginia) and foreign jurisdictions (e.g., Canada, India, Ireland, Luxembourg and United Kingdom). The Company is currently under examination by the Internal Revenue Service, New York State Department of Taxation and other foreign and state taxing authorities.
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

During the year ended December 31, 2014, the Company recorded a $48.2 million increase to additional paid-in capital as a result of equity-based compensation transactions. Included in this amount was $70.7 million related to expense incurred under AOL’s equity-based compensation plan and $1.5 million related to a portion of the fair value of converted awards that was included in the purchase price of recent acquisitions, partially offset by a reduction of $24.8 million related to tax withholdings on the vesting of restricted stock units (“RSUs”).

AOL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2014 Stock Repurchase Program
On July 28, 2014, the Board approved a stock repurchase program (the “2014 Stock Repurchase Program”), which authorizes AOL to repurchase up to $150 million of its outstanding shares of common stock from time to time over the twelve months following the announcement of the program, depending on market conditions, share price and other factors. The repurchases may be made in accordance with applicable securities laws in the open market, in block trades, pursuant to pre-arranged trading plans or otherwise and may include derivative transactions. The 2014 Stock Repurchase Program may be suspended or discontinued at any time.

During the year ended December 31, 2014, the Company repurchased a total of 0.9 million shares under the 2014 Stock Repurchase Program at a weighted-average price of $42.46 per share (approximately $40.0 million).

2013 Stock Repurchase Program
On February 8, 2013, the Company announced that the Board approved a stock repurchase program (“February 2013 Repurchase Program”), which authorized the Company to repurchase up to $100 million of its outstanding shares of common stock through February 8, 2014. Concurrent with the closing of the Credit Facility Agreement, the Company announced on July 8, 2013 that the Board approved a second stock repurchase program in 2013 (the “July 2013 Stock Repurchase Program”), which authorized AOL to repurchase up to $150 million of its outstanding shares of common stock through July 8, 2014. Repurchases were subject to market conditions, share price and other factors, and were made in accordance with applicable securities laws.

During the year ended December 31, 2014, the Company repurchased a total of 1.6 million shares under the July 2013 Stock Repurchase Program at a weighted-average price of $36.84 per share (approximately $58.6 million). During the year ended December 31, 2013, the Company repurchased a total of 3.9 million shares under both the February 2013 Repurchase Program and the July 2013 Stock Repurchase Program at a weighted-average price of $34.75 per share (approximately $134.8 million).
Tax Asset Protection Plan
As of December 31, 2014, AOL had significant domestic tax attributes, including both net operating loss deferred tax assets and capital loss carry forward deferred tax assets. Unless otherwise restricted, AOL can utilize these tax attributes in certain circumstances to offset future U.S. taxable income, including in connection with capital gains that may be generated from a potential asset sale. Should a “change of control” be triggered under Section 382 of the Internal Revenue Code of 1986, as amended, the Company may not be able to utilize these tax attributes to offset future U.S. taxable income, or such utilization could be significantly delayed. As a result, during the third quarter of 2012, the Company adopted a Tax Asset Protection Plan (the “TAPP”) that is intended to act as a deterrent to any individual, individual fund or family of funds with common dispositive power acquiring 4.9% or more of the Company’s outstanding shares without the approval of the Company’s Board.
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
The rights will expire on August 27, 2015, or such earlier time as the Company’s Board determines that the

AOL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Company has no remaining designated tax attributes as of the beginning of a taxable year. The TAPP was approved by the stockholders at the annual meeting of stockholders on May 3, 2013. As of December 31, 2014, no event occurred that caused the Company to believe it was appropriate to invoke an action under the TAPP. Thus, the TAPP did not have a material impact on the Company’s financial statements as of and for the year ended December 31, 2014.
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
On April 22, 2013, the repurchase program under the ASR Agreement was completed. Since the final volume-weighted average price of the Company’s stock was above the adjusted cap price established under the ASR Agreement, no additional shares were delivered upon completion of the program. The total amount of shares repurchased by the Company under the ASR Agreement was 18.4 million shares at a cap price of $32.69. The remaining $33.9 million recorded within APIC under the ASR Agreement was reclassified to treasury stock during the second quarter of 2013. The $654.1 million is reflected within treasury stock on the Company’s consolidated balance sheet as of December 31, 2013.
Special Cash Dividend
On August 26, 2012, AOL declared the Special Cash Dividend of $5.15 per share to be paid to shareholders of record at the close of business on December 5, 2012. The total amount of the Special Cash Dividend paid to shareholders on December 14, 2012 was $434.4 million with an offsetting reduction to retained earnings on the Company’s consolidated balance sheets. In connection with the payment of the Special Cash Dividend and in accordance with and pursuant to the Company’s Amended and Restated 2010 Stock Incentive Plan (“2010 SIP”), the Company made an equitable adjustment to outstanding stock options, such that both the fair value and intrinsic value of employee awards immediately following the Special Cash Dividend were essentially unchanged from the fair value and intrinsic value prior to the Special Cash Dividend. This dividend was treated as a return of capital for tax purposes. In addition to the amount paid on December 14, 2012, individuals who hold RSUs and performance stock units (“PSUs”) will be paid out dividend equivalents in cash as the respective RSUs and PSUs vest. The Company did not record any incremental compensation expense in connection with the adjustment of stock options or payment of dividend equivalents on RSUs and PSUs given that the adjustments were made pursuant to an existing anti-dilution provision included in the Company’s 2010 SIP, and the adjustments were made so that the holders of the awards were in the same economic position after the equity restructuring as before.
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
Expenses related to AOL’s contribution to plans amounted to $13.4 million, $14.7 million and $14.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Also pursuant to the 2010 SIP, AOL may also grant shares of common stock, RSUs or PSUs to its employees, advisors and non-employee directors, which generally vest ratably over a three to four year period from the date of grant. Holders of common stock, RSU and PSU awards are generally entitled to receive regular cash dividends or dividend equivalents at the discretion of the Board, if paid by the Company during the period of time that the restricted stock or RSU awards are unvested. Certain of the Company’s PSU awards are subject to quarterly remeasurement of expense with corresponding adjustments to cumulative recognized compensation expense, as the service inception date precedes the grant date for these awards.
The Company is authorized to grant equity awards to employees, advisors and non-employee directors covering an aggregate of 34.4 million shares of AOL common stock under the 2010 SIP. Amounts available for issuance pursuant to grants under the 2010 SIP will change over time based on such activities as the conversion of equity awards into common stock, the forfeiture of equity awards and the cancellation of equity awards, among other activities.
Upon the (i) exercise of a stock option award, (ii) vesting of a RSU or (iii) grant of restricted stock, shares of AOL common stock are issued from authorized but unissued shares or from treasury stock.
AOL Employee Stock Purchase Plan
Pursuant to the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”), eligible employees who elect to participate are granted the opportunity to purchase AOL’s common stock at a discount. The purchase price for the shares will be the lower of (i) 85% of the fair market value of the Company’s common stock on the first day of the offering period, or (ii) 85% of the fair market value of the Company’s common stock on the last day of the offering period. The Company has accounted for the ESPP as compensatory given the presence of a look-back feature, a 15% stock purchase discount from market price which is significant and incremental, and the fact that plan terms are not available to all common stock holders. A maximum of 9.0 million shares is available for issuance pursuant to the ESPP as of December 31, 2014.

AOL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2014 Acquisitions of Gravity, Convertro and Vidible
In connection with the acquisitions of Gravity, Convertro and Vidible, the Company converted and issued replacement awards to the employees of the acquired companies. The Company issued restricted stock awards with an aggregate fair value of $5.7 million to replace unvested in-the-money options held by these employees. Of the total fair value of the stock awards issued, $1.5 million was related to pre-acquisition service and was recognized as purchase consideration. The remaining $4.2 million fair value is being recognized as equity-based compensation expense over the remaining requisite service periods. An additional $5.9 million of fair value of unvested AOL restricted stock issued to employees in connection with these acquisitions is being recognized as equity-based compensation expense over the remaining award service periods. See “Note 4” for additional information on the acquisitions of and the related stock conversions.
2013 Acquisition of Adap.tv
In connection with the acquisition of Adap.tv in September 2013, the Company replaced unvested in-the-money options held by Adap.tv employees under the Adap.tv Plan with approximately 1.1 million shares of unvested AOL restricted stock with a fair value of $35.6 million in aggregate. Of the converted options, $24.8 million is expected to be recognized as equity-based compensation expense over the remaining award vesting periods. In addition, the Company also issued to Adap.tv employees approximately 0.3 million shares of unvested AOL restricted stock awards (“RSAs”) with a fair value of $10.5 million in aggregate. The fair value of the restricted awards is expected to be recognized as equity-based compensation expense over the remaining portion of the original 3 to 4 years vesting period for each respective award. See “Note 4” for additional information on the acquisition of Adap.tv and the related stock conversion.

AOL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Equity-Based Compensation Expense
Compensation expense recognized by AOL related to its equity-based compensation plans is as follows (in millions):

	Years Ended December 31,
	2014	2013	2012
Stock options	$9.0	$11.2	$17.7
Restricted stock, RSUs and PSUs	59.4	33.7	21.6
Employee Stock Purchase Program	2.3	2.1	0.2
Total equity-based compensation expense	$70.7	$47.0	$39.5
Tax benefit recognized	$27.6	$18.3	$15.5
AOL Stock Options
The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value AOL stock options at their grant date for stock options granted during the periods presented:

	Years Ended December 31,
	2014	2013	2012
Expected volatility	38.6%	37.5%	39.0%
Expected term to exercise from grant date	4.87 years	5.01 years	5.10 years
Risk-free rate	1.5%	1.0%	1.1%
Expected dividend yield	0.0%	0.0%	0.0%
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

AOL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes AOL stock option activity for the year ended December 31, 2014:

	Number of Options (in millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Options
Outstanding at December 31, 2013	6.5	$21.76	6.9 years	$161,134
Exercised	(0.8)	$19.97		$17,587
Granted	0.4	$42.09
Forfeited	(0.3)	$29.36
Expired	—	$—
Outstanding at December 31, 2014	5.8	$22.98	6.0 years	$134,355
Exercisable at December 31, 2013	4.1	$18.92	6.2 years	$114,065
Exercisable at December 31, 2014	4.8	$20.58	5.5 years	$121,631
As of December 31, 2014, 18.5 million shares of AOL common stock were available for future grants of stock options. As of December 31, 2014, there was $10.8 million of unrecognized compensation cost related to outstanding employee stock options expected to vest. The Company expects to recognize this amount over a weighted-average period of 2.0 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation expense related to these awards will be different from the Company’s expectations.
The weighted-average grant date fair value of an AOL stock option granted during the years ended December 31, 2014, 2013 and 2012 was $14.97, $12.96 and $6.93, respectively. The intrinsic value of stock options exercised for the years ended December 31, 2014, 2013 and 2012 was $17.6 million, $43.1 million and $19.3 million, respectively.
AOL Restricted Stock Units and Performance Stock Units
The following table summarizes information about unvested AOL RSUs, RSAs and PSUs for the year ended December 31, 2014:

	Number of RSUs, RSAs and PSUs (in millions)	Weighted-Average Grant Date Fair Value

Unvested at December 31, 2013	3.5	$35.1
Vested	(1.4)	$31.0
Granted	2.5	$42.8
Forfeited	(0.9)	$37.3
Unvested at December 31, 2014	3.7	$40.9
At December 31, 2014, the intrinsic value of unvested AOL RSUs, RSAs and PSUs was $169.4 million. As of December 31, 2014, there was $80.3 million of unrecognized compensation cost related to outstanding RSUs, RSAs and PSUs expected to vest. The Company expects to recognize this amount over a weighted-average period of 2.0

AOL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation expense related to these awards will be different from the Company’s expectations. Total fair value of shares vested during the years ended December 31, 2014, 2013 and 2012 was $43.4 million, $28.2 million and $15.5 million, respectively.

NOTE 9—RESTRUCTURING COSTS
As part of the Company’s continuing effort to reduce its expenses and invest in areas of strategic focus, the Company incurred restructuring costs of $22.0 million, $41.3 million and $10.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. These restructuring costs were primarily related to involuntary employee terminations. The 2013 restructuring costs primarily related to the Company's efforts to align its organizational structure with its strategy, including the restructuring of its Patch operations.
A summary of AOL’s restructuring activity for the years ended December 31, 2014, 2013 and 2012 is as follows (in millions):

	Employee Terminations	Other Exit Costs	Total
Liability at December 31, 2011	$5.6	$7.1	$12.7
2012 restructuring expense	9.0	1.1	10.1
Foreign currency translation and other adjustments	0.8	0.2	1.0
Cash paid	(14.0)	(5.8)	(19.8)
Liability at December 31, 2012	1.4	2.6	4.0
2013 restructuring expense	41.3	—	41.3
Foreign currency translation and other adjustments	(1.3)	(0.1)	(1.4)
Cash paid	(25.7)	(1.7)	(27.4)
Liability at December 31, 2013	15.7	0.8	16.5
2014 Restructuring expense	18.3	3.7	22.0
Foreign currency translation and other adjustments	(1.4)	(1.0)	(2.4)
Cash paid	(28.4)	(1.8)	(30.2)
Liability at December 31, 2014	$4.2	$1.7	$5.9
At December 31, 2014, of the remaining liability of $5.9 million, $5.6 million was classified as a current liability within accrued expenses and other current liabilities, with the remaining $0.3 million classified within other long-term liabilities on the consolidated balance sheets. Amounts classified as long-term are expected to be paid through 2017.
NOTE 10—COMMITMENTS AND CONTINGENCIES
Commitments
AOL’s net rent expense was $47.6 million, $39.8 million and $41.6 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in costs of revenues and general and administrative expense on the consolidated statements of comprehensive income. The Company has long-term lease commitments for office space and network-related facilities in various locations around the world, a number of which have renewal options at market rates to be determined prior to the renewal option being exercised. In addition, certain leases have rent escalation clauses with either fixed scheduled rent increases or rent increases based on the Consumer Price Index.

AOL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The minimum rental commitments under long-term operating leases during the next five years and thereafter are as follows (in millions):

	Gross operating lease commitments	Sublease income	Net operating lease commitments
2015	$48.2	$9.6	$38.6
2016	44.0	9.9	34.1
2017	37.3	4.9	32.4
2018	31.5	—	31.5
2019	22.7	—	22.7
Thereafter	62.0	—	62.0
Total (a)	$245.7	$24.4	$221.3

(a)
Included in the above table are approximately $146.9 million of payments associated with the lease of the Company’s corporate headquarters in New York. AOL has leased its corporate headquarters for an initial lease term that ends in February 2023, with the option to extend the lease for an additional five years. Monthly rental payments to the landlord under this lease escalate by approximately 7% after the end of the fifth year and tenth year of the lease term. Included in the above table are approximately $20.9 million of payments associated with a leased building in California. AOL has leased this space for an initial lease term that ends in June 2017 with no renewal options. Rent was abated for the first nine months of the lease term with partial rent abatement for an additional three months. Only operating expenses were paid during the rent abatement period.

AOL has commitments under certain software licensing, TAC, business analysis, royalty and other agreements aggregating approximately $70.5 million at December 31, 2014, which are payable principally over a three-year period, as follows (in millions):

2015	$37.2
2016-2017	32.9
2018-2019	0.3
Thereafter	0.1
Total (a)	$70.5

AOL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(a)
The purchase obligation amounts included in the table above do not represent the entire anticipated purchases in the future, but represent only those items for which AOL is contractually obligated. Examples of the types of obligations included within purchase obligations include software licensing agreements and guaranteed royalty payments. Additionally, the Company also purchases products and services as needed with no firm commitment. For this reason, the amounts presented in the table above do not provide a reliable indicator of its expected future cash outflows. For purposes of identifying and accumulating purchase obligations, the Company has included all material contracts with an initial contractual term in excess of one year meeting the definition of a purchase obligation (i.e., legally binding for a fixed or minimum amount or quantity). For those contracts involving a fixed or minimum quantity but with variable pricing terms, the Company has estimated the contractual obligation based on its best estimate of the pricing that will be in effect at the time the obligation is incurred. Additionally, the Company has included only the obligations represented by those contracts as they existed at December 31, 2014, and did not assume renewal or replacement of the contracts at the end of their respective terms.

The Company also has certain contractual arrangements that would require it to make payments or provide funding if certain circumstances occur (“contingent commitments”). At December 31, 2014, these arrangements related primarily to letters of credit and totaled $8.2 million. The Company does not expect that these contingent commitments will result in any material amounts being paid by the Company in the foreseeable future.
Contingencies
AOL is a party to a variety of claims, suits and proceedings that arise in the normal course of business, including actions with respect to intellectual property claims, tax matters, labor and unemployment claims, commercial claims, claims related to the Company’s business model for content creation and other matters. While the results of such normal course claims, suits and proceedings cannot be predicted with certainty, management does not believe that, based on current knowledge and the likely timing of resolution of various matters, any additional reasonably possible potential losses above the amount accrued for such matters would be material to the Company’s financial statements nor does management believe there is a reasonable likelihood of any material loss from any pending legal proceedings. Regardless of the outcome, legal proceedings can have an adverse effect on AOL because of defense costs, diversion of management resources and other factors.
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

AOL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of (in millions):

	December 31,
	2014	2013
TAC	$98.3	$80.7
Costs of revenues (excluding TAC)	34.4	35.3
General and administrative expense	15.4	19.7
Taxes	12.6	12.1
Member support services	11.0	8.5
Rent and facilities expense	10.2	12.9
Restructuring liabilities	5.6	16.0
Other accrued expenses	9.8	12.1
Total accrued expenses and other liabilities	$197.3	$197.3
NOTE 12—SEGMENT INFORMATION
The Company’s segments are determined based on the properties, products and services it provides and how the chief operating decision maker (“CODM”) evaluates the business and assesses performance. The Company’s chief executive officer is the Company’s CODM for the year ended December 31, 2014. The Company has the following operating segments:

•
The Brand Group, which consists of AOL's portfolio of distinct and unique content brands as well as certain service brands. The results for this segment include the performance of AOL's advertising offerings on a number of owned and operated sites, such as AOL.com, The Huffington Post, TechCrunch and MapQuest. The Brand Group also includes co-branded websites owned or operated by third parties for which certain criteria have been met, including the requirement that the internet traffic has been assigned to AOL.

•
The Membership Group, which consists of offerings that serve AOL's registered account holders, both free and paid. The results for this segment include the performance of AOL's subscription offerings and advertising offerings on Membership Group properties, including communications products, such as AOL Mail.

•
AOL Platforms (formerly referred to as AOL Networks), which consists of interconnected programmatic (automated) and premium advertising offerings and technologies that advertisers and publishers use to reach consumers across all devices (i.e., desktop, mobile and television), and includes formats such as display, including video and social formats. AOL Platforms also provides additional technology solutions that enhance AOL's programmatic platforms and enable advertisers and publishers to have an end-to-end open programmatic media buying experience by providing access to Third Party Properties, AOL Properties ad serving, content personalization, targeting, attribution and cross-channel analytics. The results for this segment include the performance of Advertising.com, AdLearn Open Platform, Adap.tv, Marketplace by ADTECH, AOL On, Be On, ADTECH, Gravity, Vidible and Convertro.

In addition to the above operating segments, the Company has a corporate and other category that includes activities that are not directly attributable or allocable to a specific segment. This category primarily consists of broad corporate functions and includes legal, human resources, accounting, analytics, finance and marketing as well as activities and costs not directly attributable to a particular segment such as restructuring costs, tax settlements and

AOL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

other general business costs. The corporate and other category also includes the elimination of revenues resulting from transactions between the Brand Group, Membership Group and AOL Platforms segments.
For the year ended December 31, 2014, each of the Company's operating segments represents a reportable segment for external reporting purposes. No aggregation is necessary.
AOL Platforms sells advertising on third party websites and from advertising inventory managed within the Membership and Brand Groups. The revenues associated with these transactions are included in the revenues from external customers for AOL Platforms. An intersegment TAC expense is included in the expenses recorded for AOL Platforms, with a corresponding amount of intersegment revenues included in the respective segment results for the Membership and Brand Groups. The intersegment revenues and TAC expense are determined based on similar transactions that AOL Platforms has with large third-party publishers.
The CODM uses adjusted operating income before depreciation and amortization (“Adjusted OIBDA”) to evaluate the performance of the segments and allocate resources. Management considers Adjusted OIBDA to be the appropriate metric to evaluate and compare the ongoing operating performance of the Company’s business on a consistent basis across reporting periods, as it eliminates the effect of non-cash items which the Company does not believe are indicative of its core operating performance. This measure of profit or loss is considered to be a non-GAAP measure, and may be different than similarly-titled non-GAAP financial measures used by other companies.
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

AOL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the years ended December 31, 2014, 2013 and 2012 is as follows (in millions):

	Brand Group	Membership Group	AOL Platforms	Corporate and Other	Consolidated Total
2014
Revenues from external customers
Advertising and other	$702.9	$144.4	$1,073.4	$—	$1,920.7
Subscription	—	606.5	—	—	606.5
Revenues from transactions with other segments	68.0	40.7	7.0	(115.7)	—
Total revenues	$770.9	$791.6	$1,080.4	$(115.7)	$2,527.2
Adjusted OIBDA	$68.4	$562.1	$4.4	$(127.6)	$507.3
2013
Revenues from external customers
Advertising and other	$733.4	$161.2	$774.6	$0.6	$1,669.8
Subscription	—	650.1	—	—	650.1
Revenues from transactions with other segments	61.0	27.8	10.4	(99.2)	—
Total revenues	$794.4	$839.1	$785.0	$(98.6)	$2,319.9
Adjusted OIBDA	$40.2	$593.7	$(15.0)	$(138.2)	$480.7
2012
Revenues from external customers
Advertising and other	$676.9	$176.8	$631.2	$1.5	$1,486.4
Subscription	—	705.3	—	—	705.3
Revenues from transactions with other segments	53.3	32.5	12.9	(98.7)	—
Total revenues	$730.2	$914.6	$644.1	$(97.2)	$2,191.7
Adjusted OIBDA	$(32.8)	$632.9	$7.3	$(194.8)	$412.6

AOL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s reconciliation of Adjusted OIBDA to operating income (in millions):

	Years Ended December 31,
	2014	2013	2012
Operating income	$205.5	$190.3	$1,201.9
Add: Depreciation	134.7	128.9	138.7
Add: Amortization of intangible assets	65.6	45.1	38.2
Add: Restructuring costs	22.0	41.3	10.1
Add: Equity-based compensation	70.7	47.0	39.5
Add: Asset impairments and write-offs	13.6	30.6	6.1
Add: Losses/(gains) on disposal of assets, net	(4.8)	(2.5)	(964.2)
Add: Special Items	—	—	(57.7)
Adjusted OIBDA	$507.3	$480.7	$412.6
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
Information about Geographical Areas
The following table presents revenues in different geographical locations (in millions):

	Years Ended December 31,
	2014	2013	2012
United States	$2,241.2	$2,059.4	$1,959.2
United Kingdom	89.1	96.8	97.8
Germany	57.4	39.0	33.4
Canada	54.1	48.8	40.2
Japan	29.5	32.5	34.6
Other international	55.9	43.4	26.5
Total international	286.0	260.5	232.5
Total revenues	$2,527.2	$2,319.9	$2,191.7

Revenues are attributed to countries based on the location of customers.

Net property and equipment located outside the United States, which represents 5%, 4% and 3% for the years ended December 31, 2014, 2013 and 2012, respectively, of total assets, are not material.

AOL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—SELECTED QUARTERLY FINANCIAL DATA (Unaudited; in millions except per share amounts)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2014
Revenues:
Advertising and other	$433.4	$451.7	$473.4	$562.2
Subscription	149.9	155.1	153.4	148.1
Total revenues	583.3	606.8	626.8	710.3
Costs of revenues	457.5	457.4	479.4	526.2
Operating income	24.2	54.0	48.0	79.3
Net income	8.7	27.4	27.9	58.8
Net income attributable to AOL Inc.	$9.3	$28.2	$28.5	$59.6
Per share information attributable to AOL Inc. common stockholders
Basic net income per common share	$0.12	$0.35	$0.36	$0.76
Diluted net income per common share	$0.11	$0.34	$0.35	$0.73

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2013
Revenues:
Advertising and other	$372.5	$375.3	$399.7	$522.3
Subscription	165.8	166.0	161.6	156.7
Total revenues	538.3	541.3	561.3	679.0
Costs of revenues	393.1	399.9	418.6	494.6
Operating income (a)	49.9	51.9	16.7	71.8
Net income	25.6	28.0	1.5	35.5
Net income attributable to AOL Inc.	$25.9	$28.5	$2.0	$36.0
Per share information attributable to AOL Inc. common stockholders
Basic net income per common share	$0.34	$0.37	$0.03	$0.46
Diluted net income per common share	$0.32	$0.35	$0.02	$0.43

(a)	Operating income for the year ended December 31, 2013 includes a non-cash goodwill impairment charge of $17.5 million related to Patch in the third quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information we are required to disclose in our financial reports is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to senior management, as appropriate, to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014, as required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 at a reasonable assurance level.
Changes to Internal Control over Financial Reporting
We have evaluated the changes in our internal control over financial reporting that occurred during the year ended December 31, 2014 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by the Board, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.
Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014, as stated in their report included in Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of AOL Inc.
We have audited AOL Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). AOL Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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

In our opinion, AOL Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AOL Inc. as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2014 of AOL Inc. and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 27, 2015

ITEM 9B. OTHER INFORMATION
None.

AOL INC.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Items 401 (except for Item 401(b)), 405, 407(c)(3), 407(d)(4) and 407(d)(5) is incorporated by reference to our Proxy Statement to be filed in connection with the 2015 Annual Meeting of Stockholders.
See "Part I - Item 1 - Executive Officers of the Registrant" for information about our executive officers, as required by Item 401(b).
We have adopted a Code of Ethics for Our Senior Executive and Senior Financial Officers. Our Code of Ethics is publicly available on our corporate governance website located at http://ir.aol.com. Amendments to the Code of Ethics or any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC rules will also be disclosed on our website.
ITEM 11. EXECUTIVE COMPENSATION
The information called for by this item is hereby incorporated by reference to our Proxy Statement to be filed in connection with the 2015 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is hereby incorporated by reference to our Proxy Statement to be filed in connection with the 2015 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is hereby incorporated by reference to our Proxy Statement to be filed in connection with the 2015 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by this item is hereby incorporated by reference to our Proxy Statement to be filed in connection with the 2015 Annual Meeting of Stockholders.

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
(c) Financial Statement Schedules
See Item 15(a)(2) above.

AOL INC.
SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2015.

AOL INC.

By:	/s/ Karen Dykstra
Name:	Karen Dykstra
Title:	Chief Financial and Administrative Officer (Principal Financial Officer)
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

Signature	Title	Date

/s/ Timothy M. Armstrong	Chairman and Chief Executive Officer (Principal Executive Officer)	February 27, 2015
Timothy M. Armstrong

/s/ Karen Dykstra	Chief Financial and Administrative Officer (Principal Financial Officer)	February 27, 2015
Karen Dykstra

/s/ Lara A. Sweet	Controller and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2015
Lara A. Sweet

/s/ Eve B. Burton	Director	February 27, 2015
Eve B. Burton

/s/ Richard L. Dalzell	Director	February 27, 2015
Richard L. Dalzell

AOL INC.
SIGNATURES

Signature	Title	Date

/s/ Alberto Ibargüen	Director	February 27, 2015
Alberto Ibargüen

/s/ Hugh F. Johnston	Director	February 27, 2015
Hugh F. Johnston

/s/ Dawn G. Lepore	Director	February 27, 2015
Dawn G. Lepore

/s/ Patricia E. Mitchell	Director	February 27, 2015
Patricia E. Mitchell

/s/ Fredric G. Reynolds	Director	February 27, 2015
Fredric G. Reynolds

/s/ James R. Stengel	Director	February 27, 2015
James R. Stengel

AOL INC.
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
2.1	Securities Purchase Agreement between AOL Inc. and Digital Sky Technologies Limited dated April 28, 2010.		10-Q	2.1	8/4/10
2.2	Agreement and Plan of Merger by and among AOL Inc., Clarity Acquisition Corporation, Convertro, Inc. and Fortis Advisors LLC, dated as of May 6, 2014.		10-Q	2.1	8/6/14
2.3	Agreement and Plan of Merger among AOL Inc., a Delaware corporation and Carmel Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of AOL Inc., adap.tv, Inc. and Shareholder Representative Services LLC, a Colorado limited liability company, dated as of August 5, 2013.		8-K	2.1	9/6/13
3.1	Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on December 9, 2009.		8-K	3.1	12/11/09
3.2	Amended and Restated By-laws of the Registrant.		8-K	3.2	12/11/09
3.3	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on August 27, 2012.		10-Q	3.1	11/6/12
4.1	Specimen Common Stock Certificate of Registrant.		8-K	4.1	12/11/09
4.2	Indenture, dated August 19, 2014, between AOL Inc. and The Bank of New York Mellon.		8-K	4.1	8/19/14
4.3	Global Note.		8-K	4.2	8/19/14

AOL INC.
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
4.4	Tax Asset Protection Plan, dated as of August 27, 2012 between AOL Inc. and Computershare Trust Company, N.A., as Rights Agent, which includes as Exhibit B the Form of Rights Certificate.		8-K	4.1	8/27/12
10.1	Credit Agreement among AOL Inc. as Borrower, several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, dated July 1, 2013.		10-Q	10.1	11/5/13
10.2	Second Tax Matters Agreement between AOL Inc. and Time Warner Inc., dated November 16, 2009.		Amend. 5 to Form 10	10.2	11/16/09
10.3	Employee Matters Agreement by and among AOL Inc., AOL LLC and Time Warner Inc., dated November 16, 2009.		Amend. 5 to Form 10	10.3	11/16/09
10.4	Employee Matters Assignment and Assumption Agreement by and among AOL Inc., AOL LLC and Time Warner Inc., dated December 3, 2009.		10-K	10.7	3/2/10
10.5	Confirmation of Base Call Option Transaction, dated August 13, 2014, between AOL Inc. and Goldman, Sachs & Co.		8-K	10.1	8/19/14
10.6	Confirmation of Base Call Option Transaction, dated August 13, 2014, between AOL Inc. and JPMorgan Chase Bank, National Association, London Branch.		8-K	10.2	8/19/14
10.7	Confirmation of Base Call Option Transaction, dated August 13, 2014, between AOL Inc. and Bank of America, N.A.		8-K	10.3	8/19/14
10.8	Confirmation of Base Call Option Transaction, dated August 13, 2014, between AOL Inc. and Deutsche Bank AG, London Branch.		8-K	10.4	8/19/14

AOL INC.
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
10.9	Confirmation of Warrant Transaction, dated August 13, 2014, between AOL Inc. and Goldman, Sachs & Co.		8-K	10.5	8/19/14
10.10	Confirmation of Warrant Transaction, dated August 13, 2014, between AOL Inc. and JPMorgan Chase Bank, National Association, London Branch.		8-K	10.6	8/19/14
10.11	Confirmation of Warrant Transaction, dated August 13, 2014, between AOL Inc. and Bank of America, N.A.		8-K	10.7	8/19/14
10.12	Confirmation of Warrant Transaction, dated August 13, 2014, between AOL Inc. and Deutsche Bank AG, London Branch.		8-K	10.8	8/19/14
10.13	Confirmation of Additional Call Option Transaction, dated August 14, 2014, by and between AOL Inc. and Goldman, Sachs & Co.		8-K	10.9	8/19/14
10.14	Confirmation of Additional Call Option Transaction, dated August 14, 2014, by and between AOL Inc. and JPMorgan Chase Bank, National Association, London Branch.		8-K	10.10	8/19/14
10.15	Confirmation of Additional Call Option Transaction, dated August 14, 2014, by and between AOL Inc. and Bank of America, N.A.		8-K	10.11	8/19/14
10.16	Confirmation of Additional Call Option Transaction, dated August 14, 2014, by and between AOL Inc. and Deutsche Bank AG, London Branch.		8-K	10.12	8/19/14
10.17	Confirmation of Additional Warrants, dated August 14, 2014, by and between AOL Inc. and Goldman, Sachs & Co.		8-K	10.13	8/19/14
10.18	Confirmation of Additional Warrants, dated August 14, 2014, by and between AOL Inc. and JPMorgan Chase Bank, National Association, London Branch.		8-K	10.14	8/19/14

AOL INC.
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
10.19	Confirmation of Additional Warrants, dated August 14, 2014, by and between AOL Inc. and Bank of America, N.A.		8-K	10.15	8/19/14
10.20	Confirmation of Additional Warrants, dated August 14, 2014, by and between AOL Inc. and Deutsche Bank AG, London Branch.		8-K	10.16	8/19/14
10.21	Amendment to Credit Agreement among AOL Inc. as Borrower, several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, dated August 13, 2014.		8-K	10.1	8/14/14
10.22**	Form of Non-Qualified Stock Option Agreement.		8-K	10.5	12/22/09
10.23**	Form of Non-Qualified Stock Option Agreement (Version 2), effective December 9, 2010.		10-K	10.9	2/25/11
10.24**	Form of Non-Qualified Stock Option Agreement between AOL Inc. and Timothy Armstrong for the June 15, 2012 grant.		10-Q	10.5	5/9/12
10.25**	Form of Notice of Grant of Non-Qualified Stock Option.		10-Q	10.9	5/9/12
10.26**	Form of Performance Stock Option Agreement.		10-Q	10.3	5/9/12
10.27**	Form of Notice of Grant of Performance Stock Option.		10-Q	10.6	5/9/12
10.28**	Form of Performance Share Award Agreement.		10-Q	10.4	5/9/12
10.29**	Form of Notice of Grant of Performance Share Award for performance period January 1, 2012 through December 31, 2014 (Revenue).		10-Q	10.7	5/9/12
10.30**	Form of Notice of Grant of Performance Share Award (Revenue).		10-Q	10.8	11/5/13
10.31**	Form of Notice of Grant of Performance Share Award (Relative TSR).		10-Q	10.8	5/9/12

AOL INC.
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
10.32**	AOL Inc. Segment Performance Share Units (“SPSU”) Terms and Conditions.		10-Q	10.3	8/8/13
10.33**	Form of SPSU Award Agreement (for calendar year 2013).		10-Q	10.4	8/8/13
10.34**	Form of SPSU Award Agreement, effective January 1, 2014.		10-Q	10.4	5/7/14
10.35**	Form of Notice of Grant of SPSU Award (for calendar year 2011) (covered employee).		10-Q	10.5	8/8/13
10.36**	Form of Notice of SPSU Award (covered employee), effective January 1, 2014.		10-Q	10.5	5/7/14
10.37**	Form of Notice of Grant of Segment Performance Share Unit Award (Standard).		10-Q	10.9	11/5/13
10.38**	Form of Restricted Stock Units Agreement.		8-K	10.6	12/22/09
10.39**	Form of Restricted Stock Units Agreement (Version 2), effective December 9, 2010.		10-K	10.11	2/25/11
10.40**	AOL Inc. 2010 Stock Incentive Plan, as amended and restated.		S-8	4.4	8/8/14
10.41**	AOL Inc. 2014 Gravity Acquisition Stock Incentive Plan, amended and restating the Project Rover, Inc. 2009 Equity Incentive Plan.		S-8	4.6	2/19/14
10.42**	Amended and Restated adap.tv Acquisition Stock Incentive Plan, as amended and restated, effective September 5, 2013.		10-K	10.23	2/19/14
10.43**	Amended and Restated Annual Incentive Plan for Executive Officers.		DEF14A	Annex B	3/16/10
10.44**	AOL Inc. 2012 Employee Stock Purchase Plan, as amended and restated February 26, 2013.		10-Q	10.5	5/8/13
10.45**	AOL Inc. Long-Term Incentive Plan for the Employees of The Huffingtonpost Media Group, as amended and restated, effective March 7, 2011.		10-K	10.28	2/19/14

AOL INC.
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
10.46**	AOL Inc. 2014 Annual Bonus Plan - U.S., Amended and Restated Effective as of January 1, 2014.		10-Q	10.3	5/7/14
10.47**	2011 Directors’ Deferred Compensation Plan.		8-K	10.1	5/27/11
10.48**	Form of Non-Qualified Stock Option Agreement between AOL Inc. and Timothy Armstrong, dated December 9, 2009.		10-K	10.36	3/2/10
10.49**	Form of Non-Qualified Stock Option Agreement between AOL Inc. and Timothy Armstrong, dated December 31, 2009.		8-K	10.2	12/22/09
10.50**	Form of Non-Qualified Stock Option Agreement between AOL Inc. and Timothy Armstrong, dated January 4, 2010.		8-K	10.3	12/22/09
10.51**	Employment Agreement between AOL Inc. and Timothy M. Armstrong, dated March 29, 2012.		10-Q	10.1	5/9/12
10.52**	Executive Employment Agreement, dated September 19, 2012, between AOL Inc. and Karen E. Dykstra.		10-Q	10.5	11/6/12
10.53**	First Amendment to the Employment Agreement of Karen Dykstra dated November 7, 2013		10-K	10.38	2/19/2014
10.54**	Executive Employment Agreement between AOL Inc. and Julie Jacobs dated May 6, 2014.		10-Q	10.1	8/6/14
10.55**	Letter Agreement between AOL Inc. and Donald Rosenthal, dated June 3, 2010.		10-Q	10.2	11/5/13
10.56**	Supplement to Letter Agreement between AOL Inc. and Donald Rosenthal, dated February 25, 2011.		10-Q	10.3	11/5/13
10.57**	Letter Agreement between Donald Rosenthal and AOL Inc., dated June 21, 2013.		10-Q	10.4	11/5/13
10.58**	Executive Employment Agreement between Robert Lord and AOL Inc., dated July 18, 2013.		10-Q	10.5	11/5/13

AOL INC.
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
10.59**	Executive Employment Agreement between AOL Inc. and William E. Pence dated April 3, 2014.		10-Q	10.2	8/6/14
10.60*	Stock and Asset Purchase Agreement, by and between AOL Inc. and Microsoft Corporation, dated as of April 5, 2012.		10-Q	10.1	8/1/12
10.61*	Intellectual Property Matters Agreement, between AOL Inc. and Microsoft Corporation, dated as of June 15, 2012.		10-Q	10.2	8/1/12
10.62*	Amended and Restated Interactive Marketing Agreement between AOL LLC and Google Inc., dated October 1, 2003 (the “IMA”).		Amend. 3 to Form 10	10.22	11/6/09
10.63*	First Amendment to the IMA, dated December 15, 2003.		Amend. 3 to Form 10	10.23	11/6/09
10.64*	Second Amendment to the IMA, dated March 30, 2004.		Amend. 3 to Form 10	10.24	11/6/09
10.65*	Addendum One to the Second Amendment to the IMA, dated October 5, 2004.		Amend. 3 to Form 10	10.25	11/6/09
10.66*	Third Amendment to the IMA, dated April 7, 2004.		Amend. 3 to Form 10	10.26	11/6/09
10.67*	Fourth Amendment to the IMA, dated June 1, 2004.		Amend. 3 to Form 10	10.27	11/6/09
10.68*	Fifth Amendment to the IMA, dated June 14, 2004.		Amend. 3 to Form 10	10.28	11/6/09
10.69*	Sixth Amendment to the IMA, dated December 17, 2004.		Amend. 3 to Form 10	10.29	11/6/09
10.70*	Seventh Amendment to the IMA, dated March 28, 2005.		Amend. 3 to Form 10	10.30	11/6/09
10.71*	Eighth Amendment to the IMA, dated April 28, 2005.		Amend. 3 to Form 10	10.31	11/6/09
10.72*	Ninth Amendment to the IMA, dated December 15, 2005.		Amend. 3 to Form 10	10.32	11/6/09
10.73*	Tenth Amendment to the IMA, dated March 24, 2006.		Amend. 3 to Form 10	10.33	11/6/09
10.74	Eleventh Amendment to the IMA, dated September 28, 2006.		Amend. 1 to Form 10	10.34	9/16/09
10.75*	Twelfth Amendment to the IMA, dated December 15, 2006.		Amend. 3 to Form 10	10.35	11/6/09

AOL INC.
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
10.76*	Thirteenth Amendment to the IMA, dated January 12, 2007.		Amend. 3 to Form 10	10.36	11/6/09
10.77*	Fourteenth Amendment to the IMA, dated February 16, 2007.		Amend. 3 to Form 10	10.37	11/6/09
10.78*	Fifteenth Amendment to the IMA, dated March 2, 2007.		Amend. 3 to Form 10	10.38	11/6/09
10.79*	Sixteenth Amendment to the IMA, dated September 24, 2007.		Amend. 3 to Form 10	10.39	11/6/09
10.80*	Seventeenth Amendment to the IMA, dated February 29, 2008.		Amend. 3 to Form 10	10.40	11/6/09
10.81	Eighteenth Amendment to the IMA, dated March 31, 2008.		Amend. 1 to Form 10	10.41	9/16/09
10.82*	Nineteenth Amendment to the IMA, dated April 30, 2008.		Amend. 3 to Form 10	10.42	11/6/09
10.83	Twentieth Amendment to the IMA, dated October 1, 2008.		Amend. 1 to Form 10	10.43	9/16/09
10.84*	Twenty-First Amendment to the IMA, dated November 1, 2008.		Amend. 3 to Form 10	10.44	11/6/09
10.85*	Twenty-Second Amendment to the IMA, dated March 13, 2009.		Amend. 3 to Form 10	10.45	11/6/09
10.86*	Twenty-Third Amendment to the IMA, dated December 4 2009.		10-K	10.70	3/2/10
10.87*	Consent Letter related to the IMA, dated August 19, 2008.		Amend. 3 to Form 10	10.46	11/6/09
10.88*	Twenty-Fourth Amendment to IMA, dated January 29, 2010 and effective February 1, 2010.		10-Q	10.8	4/28/10
10.89*	Twenty-Fifth Amendment to IMA, dated February 26, 2010 and effective March 1, 2010.		10-Q	10.9	4/28/10
10.90*	Twenty-Sixth Amendment to IMA, dated March 31, 2010 and effective April 1, 2010.		10-Q	10.10	4/28/10
10.91*	Twenty-Seventh Amendment to IMA, dated April 29, 2010 and effective May 1, 2010.		10-Q	10.1	8/4/10
10.92*	Twenty-Eighth Amendment to IMA, dated June 1, 2010.		10-Q	10.2	8/4/10
10.93*	Twenty-Ninth Amendment to IMA, dated July 30, 2010 and effective July 1, 2010.		10-Q	10.1	11/3/10

AOL INC.
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
10.94*	Thirtieth Amendment to IMA, dated September 1, 2010.		10-Q/A	10.2	5/27/11
10.95*	Thirty-First Amendment to IMA, dated December 22, 2010 and effective December 15, 2010.		10-K	10.74	2/25/11
10.96*	Thirty-Second Amendment to IMA, dated December 21, 2011 and effective December 1, 2011.		10-K	10.62	2/22/12
10.97*	Listed Company Notification to IMA, dated January 13, 2012.		10-K	10.95	2/19/14
10.98*	Listed Company Notification to IMA, dated January 7, 2014.		10-K	10.96	2/19/14
21.1	Subsidiaries of the Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm.	X
31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
		X
31.2
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

		X
32.1†
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.†
		X

AOL INC.
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
101††
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (ii) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Equity for the years ended December 31, 2014, 2013 and 2012 and (v) Notes to Consolidated Financial Statements. ††
X

______________________________________
*    Portions of this agreement have been omitted pursuant to an order granting confidential treatment.
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