Form 10-Q
period 2015-03-31
AOL Inc.
filed 2015-05-08
CIK 1468516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2015, the number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding was 78,341,853.

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
Various factors could adversely affect our operations, business or financial results in the future and cause our actual results to differ materially from those contained in the forward-looking statements, including those factors discussed in detail in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 (“Annual Report”). In addition, we operate a global media technology company in a highly competitive, rapidly changing and consumer- and technology-driven industry. This industry is affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the continued ability to protect intellectual property rights. Our actual results could differ materially from management’s expectations because of changes in such factors.
Achieving our business and financial objectives, including improved financial results and maintenance of a strong balance sheet and liquidity position, could be adversely affected by the factors discussed or referenced in Part I, Item 1A. “Risk Factors” in our Annual Report as well as, among other things:

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
References in this Quarterly Report to “we,” “us,” the “Company,” and “AOL” refer to AOL Inc., a Delaware corporation.

AOL INC.
PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition together with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report as well as the discussion in the Part I, Item 1. “Business” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in Part I, Item 1A. “Risk Factors” in our Annual Report and “Cautionary Statement Concerning Forward-Looking Statements” herein.
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

•	Results of operations. This section provides an analysis of our results of operations for the three months ended March 31, 2015 and 2014.

•
Liquidity and capital resources. This section provides a discussion of our current financial condition and an analysis of our cash flows for the three months ended March 31, 2015 and 2014. This section also provides an update to the discussion in our Annual Report of our customer credit risk and includes a discussion of the amount of financial capacity available to fund our future commitments and ongoing operating activities.

•
Critical accounting policies. This section identifies those accounting policies that are considered important to our results of operations and financial condition and require significant judgment and estimates on the part of management.

Overview
Our Business
We are a leading global media technology company with a substantial worldwide audience and a suite of digital brands, products and services that we offer to consumers, advertisers, publishers and subscribers. We are focused on attracting and engaging consumers by creating and offering high quality branded online digital content, products and services and providing valuable advertising services on both our owned and operated properties and third-party websites. We market our offerings to advertisers on both AOL Properties and on third party internet sites (the “Third Party Properties”). AOL Properties include our owned and operated content, products and services in the Membership Group and Brand Group segments, which are each described in further detail below. AOL Properties also include co-branded websites owned or operated by third parties for which certain criteria have been met, including the requirement that the internet traffic has been assigned to us. Our AOL subscription service, which we offer consumers in the United States for a monthly fee, is a valuable distribution channel for AOL Properties. Through AOL Platforms we provide third party publishers and our AOL Properties with premium products and services, such as premium formats, video advertising and content personalization, intended to make their websites and applications attractive to advertisers, as well as the ability to programmatically sell advertising inventory.

AOL INC.
PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Our business is organized into three reportable segments: the Brand Group, the Membership Group, and AOL Platforms. In addition to these reportable segments, we have a corporate and other category that includes activities that are not directly attributable or allocable to a specific segment.
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
Membership Group
The Membership Group consists of offerings that serve our registered account holders, both free and paid. The Membership Group creates integrated experiences that allow our consumers to have access to useful content from important brands, communication tools, including AOL Mail, and valuable services, such as AOL Search. The results for this segment include the performance of our subscription offerings and advertising offerings on Membership Group properties, including communication products, such as AOL Mail.
In addition, we continue to offer new products and services that are either third party or AOL-developed products that are made available to our subscribers as value-added benefits in their packages, or in some instances, to all internet customers on a stand-alone basis. We offer advertisers and agencies tools to effectively deliver advertising and reach targeted audiences across Membership Group properties. As with the Brand Group, advertising revenue in the Membership Group is generated through display and search advertising. In addition, inventory on Membership Group sites not sold directly to advertisers may be included for sale to advertisers through AOL Platforms and is reflected as intersegment revenue within the Membership Group.

AOL INC.
PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

AOL Platforms
AOL Platforms consists of interconnected programmatic (automated) and premium advertising offerings and technologies that advertisers and publishers use to reach consumers across all devices (i.e., desktop, mobile and television), and includes formats such as display, including video and social formats. AOL Platforms also provides additional technology solutions that enhance our programmatic platforms and enable advertisers and publishers to have an end-to-end open programmatic buying experience by providing access to Third Party Properties and AOL Properties, ad serving, content personalization, targeting, attribution and cross-channel analytics. The results for this segment include the performance of Advertising.com, AdLearn Open Platform (“AOP”), Adap.tv, Marketplace by ADTECH (“Marketplace”), AOL On, Be On, ADTECH, Gravity, Vidible and Convertro. We generate advertising revenues on AOL Platforms through the sale of advertising on third party websites and from advertising inventory on AOL Properties not sold directly to advertisers, as described above. AOL Platforms also includes Third Party Properties revenues earned by licensing our proprietary ad serving technology to third parties, primarily through ADTECH, through fees generated from publishers and advertisers using Adap.tv’s platform technology and features, as well as services such as ad serving and hosting, and through revenues from licensing Convertro’s attribution modeling technology.
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

In April 2015 we launched ONE by AOL, our end-to-end open programmatic marketing suite for brands and agencies that provides a single, unified, enterprise-level platform for driving powerful brand insight and marketing executions across all screens, formats and inventory types. ONE is designed to combine data, attribution, and our buying platforms to provide advertisers with predictive analytics that provide immediate insights on metrics like reach, frequency and performance, and post-campaign insights that look across all screens and formats to deliver immediate impact on relevant metrics.

In 2014, we significantly increased the amount of AOL Properties inventory going through our programmatic channels. In order to align our organization with this new trend, we restructured the way we go to market as a sales organization in the first quarter of 2015. The salesforce realignment had an adverse effect on display revenue in the first quarter of 2015, and we expect that it will adversely affect display revenue in the second quarter of 2015 as well. However, we expect that year over year trends in display revenue in the second half of 2015 will improve over the first half of 2015.

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

Recent Developments

Restructuring Costs

As part of our continuing effort to reduce expenses and invest in areas of strategic focus, we incurred restructuring costs of $16.9 million for the three months ended March 31, 2015, which primarily related to the salesforce realignment discussed above, as well as other restructuring actions completed in connection with our continued effort to reduce our expenses and invest in areas of strategic focus. As we continue to refine and optimize our assets and operations, we may identify additional restructuring actions in the future. If additional restructuring actions are identified, we would incur additional restructuring costs.

Sale of Dulles 65 Acre Land Parcel

On April 22, 2015, we entered into an agreement to sell 65 acres of land located in Virginia for approximately $24.2 million in cash, net of costs to sell the property. The proceeds from this sale will be used for general corporate purposes. The sale is subject to due diligence and other customary closing conditions and we expect to close the sale in the second quarter and record a gain of approximately $7.8 million upon completion.

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
AOL Properties unique visitor numbers include unique visitors attributable to co-branded websites owned by third parties for which certain criteria have been met, including the requirement that the internet traffic has been assigned to us. For the three months ended March 31, 2015, approximately 7.6% of our desktop unique visitors to AOL Properties were attributable to co-branded websites owned by third parties where the internet traffic was assigned to us, compared to approximately 7.1% for the three months ended March 31, 2014.
The source for our unique visitor information is a third party (comScore).
The following table presents our unique visitor metrics for the periods presented (in millions):

	Three Months Ended March 31,
	2015	2014
Domestic average monthly AOL multi-platform unique visitors	190	170
Domestic average monthly desktop unique visitors to AOL Properties	107	114

AOL INC.
PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Subscriber Metrics
The number of domestic AOL subscribers was 2.2 million and 2.4 million at March 31, 2015 and 2014, respectively. Average monthly subscription revenue per AOL subscriber (“ARPU”) was $20.83 for the three months ended March 31, 2015 compared to $19.41 for the three months ended March 31, 2014. We include in our subscriber numbers individuals, households and entities that have provided billing information and completed the registration process sufficiently to allow for an initial log-on to the AOL access service. Our subscriber numbers include subscribers participating in introductory free-trial periods and subscribers that are paying no monthly fees or reduced monthly fees through member service and retention programs. Individuals who have only registered for our free offerings, including subscribers who have migrated from paid subscription plans, are not included in the AOL subscriber numbers. Additionally, only those individuals whose subscription includes AOL-brand dial-up access service are included in the AOL subscriber numbers. Subscribers to our subscription access service also contribute to our ability to generate advertising revenues.
The primary non-financial metrics we monitor for our subscription service are monthly average churn and average paid tenure. Monthly average churn represents on average the percentage of AOL subscribers that are either terminated or cancel our services each month, factoring in new and reactivated subscribers. The domestic AOL subscriber monthly average churn was 1.4% and 1.5% for the three months ended March 31, 2015 and 2014, respectively. Average paid tenure represents the average period of time individuals have been AOL subscribers. The average paid tenure of the remaining domestic AOL subscribers has been increasing, and was approximately 14.9 years and 13.8 years for the three months ended March 31, 2015 and 2014, respectively.
Consolidated Results of Operations
Revenues
The following table presents our revenues, by revenue type, for the periods presented (in millions):

	Three Months Ended March 31,
	2015	2014	Change	% Change
Revenues:
Advertising and other	$483.5	$433.4	$50.1	12%
Subscription	141.6	149.9	(8.3)	(6)%
Total revenues	$625.1	$583.3	$41.8	7%
The following table presents our revenues, by revenue type, as a percentage of total revenues for the periods presented:

	Three Months Ended March 31,
	2015	2014
Revenues:
Advertising and other	77%	74%
Subscription	23	26
Total revenues	100%	100%

AOL INC.
PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Advertising and Other Revenues
Advertising revenues are generated on AOL Properties through display advertising (which includes video advertising) and search advertising, as described in “Overview – Our Business” herein. Agreements for display advertising on AOL Properties typically take the form of impression-based contracts in which we provide “impressions”, which are delivered when an advertisement appears in web pages viewed by users, in exchange for a fixed fee (generally stated as cost-per-thousand impressions), time-based contracts in which we provide promotion over a specified time period for a fixed fee or performance-based contracts in which performance is measured in terms of either “click-throughs”, when a user clicks on a company’s advertisement, or other user actions such as product/customer registrations, survey participation, sales leads, product purchases or other revenue sharing relationships. Search advertising revenues are generated on AOL Properties when a consumer clicks on a text-based ad on their screen. These text-based ads are either generated from a consumer-initiated search query or generated based on the content of the web page the consumer is viewing. In addition, agreements with advertisers can include other advertising-related services such as content sponsorships, exclusivities or advertising effectiveness research.
Advertising revenues are also generated on Third Party Properties through the sale of advertising inventory by publishers on the Third Party Properties using proprietary optimization, targeting and delivery technology to best match advertisers with available advertising inventory. Our advertising offerings on Third Party Properties consist primarily of the sale of display advertising and also include search advertising. Advertising arrangements for the sale of Third Party Properties inventory typically take the form of impression-based contracts or performance-based contracts. We also earn Third Party Properties revenues by licensing our proprietary ad serving technology to third parties, primarily through ADTECH, through fees generated from publishers and advertisers using Adap.tv’s platform technology and features, as well as services such as ad serving and hosting, and through revenues from licensing Convertro’s attribution modeling technology.
In addition to AOL Properties and Third Party Properties revenues, we earn other revenues related to MapQuest’s business-to-business and online travel services and from ticket sales related to technology events hosted by TechCrunch.
Certain revenues previously classified within other revenues are currently presented below within Third Party Properties revenues given the nature of the products and services being provided.  Adjustments were made to prior period amounts to conform to current year presentation.
Advertising and other revenues for the three months ended March 31, 2015 and 2014 are as follows (in millions):

	Three Months Ended March 31,
	2015	2014	Change	% Change
AOL Properties Display	$130.5	$136.0	$(5.5)	(4)%
AOL Properties Search	116.4	97.6	18.8	19%
Third Party Properties	231.6	194.7	36.9	19%
Other	5.0	5.1	(0.1)	(2)%
Total advertising and other revenues	$483.5	$433.4	$50.1	12%
Total advertising and other revenues increased for the three months ended March 31, 2015 as compared to the same period in 2014, primarily due to increases in Third Party Properties revenue and AOL Properties search revenue, partially offset by declines in AOL Properties display revenue. The general strengthening of the U.S dollar relative to certain foreign currencies from the first quarter of 2014 to the same period in 2015 had an unfavorable impact on advertising and other revenues of $9.5 million.

AOL INC.
PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Third Party Properties revenue increased due to growth in the sale of premium formats, including video, across our programmatic platforms and due to an increase in revenue from platform and service fees. The growth in AOL Properties search revenue for the three months ended March 31, 2015 as compared to the same period in 2014 was driven by an increase in revenue per search primarily from search marketing-related efforts. Revenue growth associated with search marketing-related efforts came with approximately $26.0 million of increased TAC for the three months ended March 31, 2015 as compared to the same period in 2014.
AOL Properties display revenue decreased for the three months ended March 31, 2015 as compared to the same period in 2014 driven by declines in desktop impressions, partially offset by increased pricing on AOL Properties. Display revenue declines include the impact of a salesforce realignment during the three months ended March 31, 2015 and a $2.2 million decrease related to the disposition of a majority interest in Patch in the first quarter of 2014.
Revenues Associated with Google
For all periods presented in this Quarterly Report, we have had a contractual relationship with Google Inc. (“Google”) whereby we generate significant revenues through paid text-based search and contextual advertising on AOL Properties provided by Google. For the three months ended March 31, 2015, the revenues associated with the Google relationship (substantially all of which were search revenues generated on AOL Properties) were $123.6 million as compared to $95.7 million for the three months ended March 31, 2014.
Subscription Revenues
Subscription revenues decreased for the three months ended March 31, 2015 as compared to the same period in 2014 primarily due to an 11% decrease in the number of domestic AOL subscribers between March 31, 2014 and March 31, 2015, which resulted in a decline in subscription revenues of $16.1 million. This decline was partially offset by a 7% increase in ARPU for the three months ended March 31, 2015 as compared to the same period in 2014. The increase in ARPU for the three months ended March 31, 2015, which resulted in an increase in subscription revenues of $9.4 million, is due to price increases and subscriber migrations or reactivations to higher-priced plans with more features and services.
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

AOL INC.
PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Operating Costs and Expenses
The following table presents our operating costs and expenses for the periods presented (in millions):

	Three Months Ended March 31,
	2015	2014	Change	% Change
Costs of revenues	$491.6	$457.5	$34.1	7%
General and administrative	76.4	75.3	1.1	1%
Amortization of intangible assets	17.3	15.2	2.1	14%
Restructuring costs	16.9	11.6	5.3	46%
(Gain) loss on disposal of assets, net	(1.0)	(0.5)	(0.5)	(100)%
NM = not meaningful
The following table represents our operating costs and expenses as a percentage of revenues for the periods presented:

	Three Months Ended March 31,
	2015	2014
Operating costs and expenses:
Costs of revenues	78%	78%
General and administrative	12	13
Amortization of intangible assets	3	3
Restructuring costs	3	2
Operating costs and expenses	96%	96%

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

AOL INC.
PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Costs of revenues for the three months ended March 31, 2015 and 2014 are as follows (in millions):

	Three Months Ended March 31,
	2015	2014	Change	% Change
Costs of revenues:
Personnel costs	$148.0	$157.7	$(9.7)	(6)%
Facilities costs	13.4	13.6	(0.2)	(1)%
TAC	196.2	150.5	45.7	30%
Network-related costs	42.3	39.2	3.1	8%
Non-network depreciation and amortization	15.9	14.7	1.2	8%
Content costs	19.4	16.9	2.5	15%
Other costs of revenues	56.4	64.9	(8.5)	(13)%
Total costs of revenues	$491.6	$457.5	$34.1	7%
The increase in costs of revenues for the three months ended March 31, 2015 as compared to the same period for 2014 was primarily driven by the increase in TAC. The increase in TAC for the three months ended March 31, 2015 as compared to the same period for 2014 was mainly driven by an increase in Third Party Properties advertising revenues, which resulted in higher variable revenue share payments to our publishing partners of $23.3 million. We also had an increase in TAC related to marketing-related efforts on search revenue of $26.0 million for the three months ended March 31, 2015. Network-related costs increased for the three months ended March 31, 2015 as compared to the same period for 2014 as we increased our utilization of cloud technology to support growth in areas of strategic focus.
Offsetting these increases in cost of revenues for the three months ended March 31, 2015 as compared to the same period for 2014 was the impact of a long-lived asset impairment charge of $10.0 million related to the write-off of capitalized software development costs in the first quarter of 2014 and a decline in network facilities costs related to the sale of the Dulles Technology Center. The decline in personnel costs for the three months ended March 31, 2015 as compared to the same period in 2014 was primarily due to lower headcount, including declines related to Patch and our salesforce realignment, partially offset by an increase in deferred compensation related to 2014 acquisitions.
Included within our costs of revenues drivers discussed above was a favorable impact of $7.7 million due to the general strengthening of the U.S dollar relative to certain foreign currencies from the first quarter of 2014 to the same period in 2015.
General and Administrative
General and administrative expenses increased for the three months ended March 31, 2015 as compared to the same period in 2014 due to increased marketing costs, partially offset by lower personnel costs.

AOL INC.
PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Amortization of Intangible Assets
The increase in amortization of intangible assets for the three months ended March 31, 2015 as compared to the same period for 2014 is due to increased intangible assets resulting from 2014 acquisitions.
Restructuring Costs
As part of our continuing effort to reduce our expenses and invest in areas of strategic focus, we incurred restructuring costs of $16.9 million for the three months ended March 31, 2015. The restructuring expenses were primarily due to involuntary terminations of employees, and included the impact of the salesforce realignment discussed previously as well as other restructuring actions completed in connection with our continued effort to reduce our expenses and invest in areas of strategic focus.
We incurred restructuring charges of $11.6 million for the three months ended March 31, 2014, which were primarily due to involuntary terminations of employees.
Operating Income

Operating income decreased for the three months ended March 31, 2015, as compared to the same period in 2014 primarily due to increases in cost of revenues, restructuring costs, and amortization of intangible assets, partially offset by increases in revenues.
Other Income Statement Amounts
The following table presents our other income statement amounts for the periods presented (in millions):

	Three Months Ended March 31,
	2015	2014	Change	% Change
Interest and other income (expense), net	$(9.9)	$0.5	$(10.4)	NM
Income tax provision	8.1	16.0	(7.9)	(49)%
Interest and other income (expense), net
Interest and other expense for the three months ended March 31, 2015 includes interest expense related to our 0.75% convertible senior notes due September 1, 2019 (the “Notes”) as well as unfavorable foreign currency movement in the first quarter of 2015.
Income Tax Provision
For the three months ended March 31, 2015, we earned income before income taxes of $14.0 million and incurred income tax expense of $8.1 million, which resulted in an effective tax rate of 57.9% as compared to an effective tax rate of 64.8% for the three months ended March 31, 2014. The effective tax rates for the three months ended March 31, 2015 and 2014 differed from the statutory U.S. federal income tax rate of 35.0% primarily due to the tax impact of foreign losses that did not produce a tax benefit. The effective tax rate for the three months ended March 31, 2015 decreased compared to the effective tax rate for the three months ended March 31, 2014 due to a reduction in the amount of foreign losses that did not produce a tax benefit.

AOL INC.
PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Adjusted OIBDA
We use Adjusted OIBDA as a supplemental measure of our performance. We define Adjusted OIBDA as operating income before depreciation and amortization excluding the impact of restructuring costs, non-cash equity-based compensation, gains and losses on all disposals of assets, non-cash asset impairments and write-offs and special items. We consider Adjusted OIBDA to be a useful metric for management and investors to evaluate and compare the ongoing operating performance of our business on a consistent basis across reporting periods, as it eliminates the effect of non-cash items such as depreciation of tangible assets, amortization of intangible assets that were primarily recognized in business combinations, asset impairments and write-offs, as well as the effect of restructurings, gains and losses on asset sales and special items, which we do not believe are indicative of our core operating performance. We exclude the impact of equity-based compensation to allow us to be more closely aligned with the industry and analyst community.
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
The following table presents our reconciliation of Adjusted OIBDA to operating income (in millions):

	Three Months Ended March 31,
	2015	2014	Change	% Change
Operating income	$23.9	$24.2	$(0.3)	(1)%
Add: Depreciation	32.8	33.4	(0.6)	(2)%
Add: Amortization of intangible assets	17.3	15.2	2.1	14%
Add: Restructuring costs	16.9	11.6	5.3	46%
Add: Equity-based compensation	13.0	13.0	—	—%
Add: Asset impairments and write-offs	1.2	10.4	(9.2)	(88)%
Add: (Gain) loss on disposal of assets, net	(1.0)	(0.5)	(0.5)	(100)%
Adjusted OIBDA	$104.1	$107.3	$(3.2)	(3)%
Adjusted OIBDA decreased for the three months ended March 31, 2015 as compared to the same period in 2014 due primarily to the increase in costs of revenues and general and administrative expenses, partially offset by an increase in revenues.

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
The following is a summary of segment operating results for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014	Change	% Change
Revenues:
Brand Group	$193.4	$178.8	$14.6	8%
Membership Group	182.6	196.3	(13.7)	(7)%
AOL Platforms	279.8	230.8	49.0	21%
Intersegment eliminations	(30.7)	(22.6)	(8.1)	(36)%
Total Revenues:	$625.1	$583.3	$41.8	7%
Adjusted OIBDA:
Brand Group	$12.9	$1.8	$11.1	NM
Membership Group	126.6	138.0	(11.4)	(8)%
AOL Platforms	(9.8)	(3.5)	(6.3)	NM
Corporate and Other	(25.6)	(29.0)	3.4	12%
Total Adjusted OIBDA:	$104.1	$107.3	$(3.2)	(3)%
Brand Group
Brand Group revenue increased for the three months ended March 31, 2015 as compared to the same period in 2014, reflecting an increase of $21.7 million in AOL Properties search revenue, partially offset by a decrease of $6.8 million in AOL Properties display revenue. The increase in AOL Properties search revenues was driven by an increase in revenue per search primarily from search marketing-related efforts. The decrease in AOL Properties display revenue is primarily driven by declines in desktop impressions, partially offset by increased pricing on AOL Properties. In addition, display revenue declines include the impact of a salesforce realignment during the three months ended March 31, 2015 and a $2.2 million decrease related to the disposition of a majority interest in Patch in the first quarter of 2014.
Brand Group Adjusted OIBDA increased for the three months ended March 31, 2015 as compared to the same period in 2014, primarily due to the increase in revenue discussed above and declines in expenses as a result of cost savings initiatives, including the impact of the sales restructuring, partially offset by increased TAC associated with our search marketing-related efforts.

AOL INC.
PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Membership Group
Membership Group revenue decreased for the three months ended March 31, 2015 as compared to the same period in 2014 due to the 11% decline in our domestic AOL subscribers, which resulted in a decline in subscription revenue of $16.1 million, a decline in search revenue of $2.6 million and a decline in display revenue of $2.6 million. This decline was partially offset by an increase in ARPU of 7%, which resulted in an increase in subscription revenue of $9.4 million. The increase in ARPU is primarily due to price increases and subscriber migrations or reactivations to higher-priced plans with more features and services.
Membership Group Adjusted OIBDA decreased for the three months ended March 31, 2015 as compared to the same period in 2014 due to the decrease in revenue discussed above and an increase in expenses associated with research and development costs, partially offset by declines in costs associated with the declines in domestic AOL subscribers.

AOL Platforms
AOL Platforms revenue increased for the three months ended March 31, 2015 as compared to the same period in 2014 primarily due to a 19% increase in Third Party Properties revenue, reflecting growth in the sale of premium formats, including video, across AOL’s programmatic platforms, and an increase in platform and service fees. The increase in AOL Platforms revenue also reflects 35% growth in revenue from AOL Properties inventory sold through our programmatic platforms.
AOL Platforms Adjusted OIBDA decreased for the three months ended March 31, 2015 as compared to the same period in 2014 due to increased investments in our video and programmatic platforms.
Corporate and Other
For the three months ended March 31, 2015 as compared to the same period in 2014, corporate and other Adjusted OIBDA improved due to declines in expenses resulting from cost savings initiatives, including lower personnel and network facilities costs.
Liquidity and Capital Resources
Current Financial Condition
Historically, the cash we have generated has been sufficient to fund our working capital, capital expenditure and financing requirements. Forecasts of future cash flows are dependent on many factors, including future economic conditions and the execution of our strategy. On August 14, 2014, we issued $379.5 million aggregate principal amount of Notes. At March 31, 2015, and to date, we have no borrowings outstanding under our $250 million Credit Facility Agreement (the “Credit Facility Agreement”). See “Note 5” in our accompanying condensed consolidated financial statements for additional information on the Credit Facility Agreement and our Notes. We believe our existing cash balance, cash flows from operations and funds available under the Credit Facility Agreement are sufficient to fund our ongoing working capital, investing and financing requirements, including potential future acquisitions and future repurchases of common stock.
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
At March 31, 2015, our cash and equivalents totaled $476.9 million, as compared to $488.7 million at December 31, 2014. The decrease in cash and equivalents was primarily due to capital expenditures and product development costs of $25.3 million, principal payments on capital leases of $17.0 million, and tax withholdings

AOL INC.
PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

related to net share settlements on restricted stock units of $16.3 million. These decreases were partially offset by cash provided by operations of $55.7 million.
Our cash and equivalents consist of cash and other highly liquid short-term investments that are readily convertible to cash.
Approximately 17% of our cash and equivalents as of March 31, 2015 is held internationally, primarily in Luxembourg, the United Kingdom and Germany, and is utilized to fund our foreign operations. Cash held internationally may be repatriated and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe our existing cash balance in the U.S., cash flows from operations in the U.S. and funds available under the Credit Facility Agreement, are sufficient to fund our domestic working capital needs.

Summary Cash Flow Information
Our cash flows from operations are driven by net income adjusted for non-cash and non-operating items such as depreciation and amortization, asset impairments and write-offs, equity-based compensation expense and other activities impacting net income such as the gains and losses on the sale of assets. Cash flows from investing activities consist primarily of the cash used in the acquisitions of various businesses, cash used for capital expenditures and product development costs and cash received from the disposal of assets. Capital expenditures and product development costs are mainly for the purchase of computer hardware, software, network equipment, furniture, fixtures and other office equipment. Cash flows from financing activities relate primarily to borrowings and repayments under the Credit Facility Agreement, repurchases of common stock, principal payments on capital leases, tax withholdings related to net share settlements of restricted stock units and proceeds from the exercise of stock options.
Operating Activities
The following table presents cash provided by operating activities for the periods presented (in millions):

	Three Months Ended March 31,
	2015	2014
Net income	$5.9	$8.7
Adjustments for non-cash and non-operating items:
Depreciation and amortization	50.1	48.6
Asset impairments and write-offs	1.2	10.4
(Gain) loss on disposal of assets, net	(1.0)	(0.5)
Amortization of debt discount and issuance costs	4.0	0.2
Equity-based compensation	13.0	13.0
Deferred income taxes	3.0	12.7
All other, net, including working capital changes	(20.5)	(69.6)
Cash provided by operating activities	$55.7	$23.5
Cash provided by operating activities increased $32.2 million for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to the timing of working capital.

AOL INC.
PART I - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Investing Activities
The following table presents cash used by investing activities for the periods presented (in millions):

	Three Months Ended March 31,
	2015	2014
Investments and acquisitions, net of cash acquired	$(4.4)	$(91.7)
Proceeds from disposal of assets, net	1.5	1.1
Capital expenditures and product development costs	(25.3)	(16.9)
Cash used by investing activities	$(28.2)	$(107.5)
Cash used by investing activities decreased $79.3 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily due to the acquisition of Gravity in the prior year, partially offset by increases in capital expenditures and product development costs during the first quarter of 2015.

Financing Activities
The following table presents cash used by financing activities for the periods presented (in millions):

	Three Months Ended March 31,
	2015	2014
Borrowings under the credit facility agreement	$—	$30.0
Repurchase of common stock	(4.4)	—
Principal payments on capital leases	(17.0)	(17.1)
Tax withholdings related to net share settlements of restricted stock units	(16.3)	(14.3)
Proceeds from exercise of stock options	3.5	3.5
Cash and equivalent payments on restricted stock units	(1.7)	(2.8)
Other financing activities	2.3	0.4
Cash used by financing activities	$(33.6)	$(0.3)
Cash used by financing activities increased $33.3 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily due to borrowings under the Credit Facility Agreement in the first quarter of 2014.
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
The following table presents our reconciliation of Free Cash Flow to cash provided by operating activities (in millions):

	Three Months Ended March 31,
	2015	2014
Cash provided by operating activities	$55.7	$23.5
Less: Capital expenditures and product development costs	25.3	16.9
Less: Principal payments on capital leases	17.0	17.1
Free Cash Flow	$13.4	$(10.5)

Free Cash Flow increased $23.9 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This increase is primarily due to the increase in cash provided by operating activities, discussed in “Summary Cash Flow Information—Operating Activities” above, partially offset by increases in capital expenditures and product development costs.
Principal Debt Obligations
As of March 31, 2015, we had outstanding principal borrowings of $379.5 million under the Notes, due September 1, 2019, which is reflected net of the remaining discount of $69.6 million as a non-current liability on the condensed consolidated balance sheet. At March 31, 2015, and to date, we have no borrowings outstanding under the Credit Facility Agreement. See “Note 5” in our accompanying condensed consolidated financial statements for additional information on the Notes and the Credit Facility Agreement.
Concentration of Risk
Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed-upon contractual payment obligations. Credit risk originates from sales of advertising and subscription services and is dispersed among many different counterparties. No single customer had a receivable balance at March 31, 2015 greater than 10% of total net receivables.
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
For additional information about our other critical accounting policies and our significant accounting policies, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” and “Note 1” to our audited consolidated financial statements in our Annual Report. There have been no significant changes to our critical accounting policies disclosed in our Annual Report for the year ended December 31, 2014.

Recent Accounting Standards Impacting Future Periods
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
The standard is effective for annual periods beginning after December 15, 2015. Early adoption is permitted.  This new guidance will become effective for us in January 2016. The new guidance does not impact our conclusions previously reached with regards to whether certain business relationships qualify for consolidation under the voting interest and VIE model.

Cloud Computing Arrangements
In April 2015, new guidance was issued related to a customer's accounting for fees paid in a cloud computing arrangement. The guidance indicates that a company should assess whether the cloud computing arrangement includes a software license, and if so, the company should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the company should account for the arrangement as a service contract.
The standard is effective for annual periods beginning after December 15, 2015. Early adoption is permitted.  An entity can either adopt the amendments to this update prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. This new guidance will become effective for us in January 2016 and we plan to apply the guidance on a prospective basis.

AOL INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014.

AOL INC.
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information we are required to disclose in our financial reports is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to senior management, as appropriate, to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015, as required by Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 at a reasonable assurance level.
Changes to Internal Control over Financial Reporting
We have evaluated the changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 and concluded that there have not been any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AOL INC.
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; In millions, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues:
Advertising and other	$483.5	$433.4
Subscription	141.6	149.9
Total revenues	625.1	583.3
Costs of revenues	491.6	457.5
General and administrative	76.4	75.3
Amortization of intangible assets	17.3	15.2
Restructuring costs	16.9	11.6
(Gain) loss on disposal of assets, net	(1.0)	(0.5)
Operating income	23.9	24.2
Interest and other income (expense), net	(9.9)	0.5
Income before income taxes	14.0	24.7
Income tax provision	8.1	16.0
Net income	$5.9	$8.7
Net (income) loss attributable to noncontrolling interests	1.1	0.6
Net income attributable to AOL Inc.	$7.0	$9.3
Per share information attributable to AOL Inc. common stockholders:
Basic net income per common share	$0.09	$0.12
Diluted net income per common share	$0.09	$0.11
Shares used in computing basic income per common share	78.1	79.6
Shares used in computing diluted income per common share	81.9	84.1
Comprehensive income (loss) attributable to AOL Inc.:
Foreign currency translation adjustments	$(17.9)	$3.1
Unrealized gains on equity method investments	$0.7	$0.8
Other comprehensive income (loss), net of tax	$(17.2)	$3.9
Comprehensive income (loss)	$(11.3)	$12.6
Comprehensive (income) loss attributable to noncontrolling interests	1.3	0.4
Comprehensive income (loss) attributable to AOL Inc.	$(10.0)	$13.0
See accompanying notes.

AOL INC.
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and equivalents	$476.9	$488.7
Accounts receivable, net of allowances of $12.2 and $9.5, respectively	509.3	554.8
Prepaid expenses and other current assets	44.4	40.2
Deferred income taxes, net	15.8	18.1
Asset held for sale	16.4	—
Total current assets	1,062.8	1,101.8
Property and equipment, net	453.2	463.9
Goodwill	1,516.1	1,524.4
Intangible assets, net	206.6	224.0
Long-term deferred income taxes, net	46.2	47.6
Other long-term assets	98.5	94.9
Total assets	$3,383.4	$3,456.6
Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities:
Accounts payable	$82.5	$84.2
Accrued compensation and benefits	62.6	120.4
Accrued expenses and other current liabilities	184.1	197.3
Deferred revenue	108.8	107.5
Current portion of obligations under capital leases	54.1	54.0
Total current liabilities	492.1	563.4
Convertible senior notes	309.9	306.5
Long-term portion of obligations under capital leases	95.2	91.1
Long-term deferred income taxes	2.6	2.8
Other long-term liabilities	99.3	95.6
Total liabilities	999.1	1,059.4
Commitments and contingencies (see Note 10)
Redeemable noncontrolling interest (see Note 1)	7.8	8.0
Equity:
Common stock, $0.01 par value, 115.8 million shares issued and 78.3 million shares outstanding as of March 31, 2015 and 115.3 million shares issued and 77.9 million shares outstanding as of December 31, 2014	1.2	1.2
Additional paid-in capital	3,701.9	3,699.5
Accumulated other comprehensive income (loss), net	(321.1)	(304.1)
Retained earnings	39.2	32.2
Treasury stock, at cost, 37.5 million shares as of March 31, 2015 and 37.4 million shares as of December 31, 2014	(1,045.9)	(1,041.5)
Total stockholders’ equity	2,375.3	2,387.3
Noncontrolling interest	1.2	1.9
Total equity	2,376.5	2,389.2
Total liabilities, redeemable noncontrolling interest and equity	$3,383.4	$3,456.6
See accompanying notes.

AOL INC.
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; In millions)

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net income	$5.9	$8.7
Adjustments for non-cash and non-operating items:
Depreciation and amortization	50.1	48.6
Asset impairments and write-offs	1.2	10.4
(Gain) loss on disposal of assets, net	(1.0)	(0.5)
Amortization of debt discount and issuance costs	4.0	0.2
Equity-based compensation	13.0	13.0
Deferred income taxes	3.0	12.7
Other non-cash adjustments	4.1	0.7
Changes in operating assets and liabilities, net of acquisitions	(24.6)	(70.3)
Cash provided by operating activities	55.7	23.5
Investing Activities
Investments and acquisitions, net of cash acquired	(4.4)	(91.7)
Proceeds from disposal of assets, net	1.5	1.1
Capital expenditures and product development costs	(25.3)	(16.9)
Cash used by investing activities	(28.2)	(107.5)
Financing Activities
Borrowings under the credit facility agreement	—	30.0
Repurchases of common stock	(4.4)	—
Principal payments on capital leases	(17.0)	(17.1)
Tax withholdings related to net share settlements of restricted stock units	(16.3)	(14.3)
Proceeds from exercise of stock options	3.5	3.5
Cash dividend equivalent payments on restricted stock units	(1.7)	(2.8)
Other financing activities	2.3	0.4
Cash used by financing activities	(33.6)	(0.3)
Effect of exchange rate changes on cash and equivalents	(5.7)	0.5
Decrease in cash and equivalents	(11.8)	(83.8)
Cash and equivalents at beginning of period	488.7	207.3
Cash and equivalents at end of period	$476.9	$123.5
Supplemental disclosures of cash flow information
Cash paid for interest	$3.5	$1.8
Cash paid for income taxes, net of refunds	$1.1	$0.7
See accompanying notes.

AOL INC.
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; In millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss), Net	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Cost		Non- Controlling Interest	Total Equity

	Shares	Amount				Shares	Amount
Balance at December 31, 2013	79.2	$1.1	$3,592.7	$(290.4)	$(93.6)	(34.9)	$(942.9)	$0.6	$2,267.5
Net income (loss)	—	—	—	—	9.3	—	—	(0.2)	9.1
Equity interest in investee’s unrealized gain on investments	—	—	—	0.8	—	—	—	—	0.8
Foreign currency translation adjustments	—	—	—	2.9	—	—	—	—	2.9
Comprehensive income (loss)	—	—	—	3.7	9.3	—	—	(0.2)	12.8
Contributions from noncontrolling interest owners	—	—	—	—	—	—	—	0.1	0.1
Amounts related to equity-based compensation and tax withholdings, net	—	—	3.9	—	—	—	—	—	3.9
Issuance of common stock	0.7	—	3.6	—	—	—	—	—	3.6
Balance at March 31, 2014	79.9	$1.1	$3,600.2	$(286.7)	$(84.3)	(34.9)	$(942.9)	$0.5	$2,287.9
Balance at December 31, 2014	77.9	$1.2	$3,699.5	$(304.1)	$32.2	(37.4)	$(1,041.5)	$1.9	$2,389.2
Net income (loss)	—	—	—	—	7.0	—	—	(0.6)	6.4
Equity interest in investee’s unrealized gain on investments	—	—	—	0.7	—	—	—	—	0.7
Foreign currency translation adjustments	—	—	—	(17.7)	—	—	—	(0.1)	(17.8)
Comprehensive income (loss)	—	—	—	(17.0)	7.0	—	—	(0.7)	(10.7)
Amounts related to equity-based compensation and tax withholdings, net (Note 7)	—	—	(0.6)	—	—	—	—	—	(0.6)
Issuance of common stock	0.5	—	3.5	—	—	—	—	—	3.5
Repurchase of common stock	(0.1)	—	—	—	—	(0.1)	(4.4)	—	(4.4)
Other	—	—	(0.5)	—	—	—	—	—	(0.5)
Balance at March 31, 2015	78.3	$1.2	$3,701.9	$(321.1)	$39.2	(37.5)	$(1,045.9)	$1.2	$2,376.5
See accompanying notes.

AOL INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
For a description of the business of AOL Inc. (“AOL” or the “Company”), see “Note 1” to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “Annual Report”).
Basis of Presentation
Basis of Consolidation
The Company's condensed consolidated financial statements include 100% of the assets, liabilities, revenues, expenses and cash flows of AOL and all voting interest entities in which AOL has a controlling voting interest (“subsidiaries”) and variable interest entities in which AOL is the primary beneficiary in accordance with the consolidation accounting guidance. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation. The consolidated balances of the Company’s variable interest entities are not material to the Company's condensed consolidated financial statements for the periods presented.
The financial position and operating results of the majority of AOL’s foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included on the condensed consolidated balance sheets as a component of accumulated other comprehensive income (loss), net and on the condensed consolidated statements of comprehensive income (loss) as a component of other comprehensive income (loss), net of tax.
Redeemable Noncontrolling Interest
The noncontrolling interest in a joint venture between Mitsui & Company Ltd. and AOL (“Ad.com Japan”) is classified outside of permanent equity on the Company’s condensed consolidated balance sheets for all periods presented due to a redemption right available to the noncontrolling interest holder in the future. The noncontrolling interest holder’s right to redeem its stock is exercisable any time between July 1 and July 30 of any year, commencing with July 1, 2014. This right was not exercised during July 2014. Net income on the condensed consolidated statements of comprehensive income (loss) reflects 100% of the results of Ad.com Japan for the three months ended March 31, 2015 and 2014 as the Company has a controlling financial interest in the entity. Net income is subsequently adjusted to exclude AOL’s noncontrolling interests to arrive at net income attributable to AOL Inc.
Use of Estimates
The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, judgments and assumptions that affect the amounts reported in the Company's condensed consolidated financial statements and footnotes thereto. Actual results could differ from those estimates. Significant estimates inherent in the preparation of the condensed consolidated financial statements include asset impairments, reserves established for doubtful accounts, equity-based compensation, depreciation and amortization, business combinations, income taxes, litigation matters and contingencies.

AOL INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interim Financial Statements
The Company's interim condensed consolidated financial statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, the results of operations and cash flows for the periods presented in conformity with GAAP applicable to interim periods. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of AOL in the Annual Report.
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
The new guidance became effective for the Company in January 2015 and does not have a material impact on the way it discloses discontinued operations.

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
The Company has the option to pay cash, issue shares of common stock or any combination thereof for the aggregate amount due upon conversion of the 0.75% convertible senior notes due September 1, 2019 (the “Notes”). The Company’s intent is to settle the principal amount of the Notes in cash upon conversion. As a result, only the amounts payable in excess of the principal amounts of the Notes are considered in diluted earnings per share under the treasury stock method.
For the three months ended March 31, 2015, the Company had 14.9 million of weighted-average potentially dilutive common shares that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive for that period. For the three months ended March 31, 2014, the Company had 1.0 million of weighted-average potentially dilutive common shares that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive for that period.

AOL INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table is a reconciliation of basic and diluted net income attributable to AOL common stockholders per common share (in millions, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Net income attributable to AOL Inc. common stockholders	$7.0	$9.3
Shares used in computing basic income per common share	78.1	79.6
Dilutive effect of equity-based awards	3.8	4.5
Shares used in computing diluted income per common share	81.9	84.1
Basic net income per common share	$0.09	$0.12
Diluted net income per common share	$0.09	$0.11

NOTE 3—GOODWILL
A summary of changes in the Company’s goodwill during the three months ended March 31, 2015 is as follows (in millions):

	December 31, 2014	Acquisitions	Dispositions	Translation and Other Adjustments	March 31, 2015
Brand Group
Gross Goodwill	$281.6	$—	$—	$—	$281.6
Net Goodwill	281.6	—	—	—	281.6
Membership Group
Gross Goodwill	603.3	—	—	(1.9)	601.4
Net Goodwill	603.3	—	—	(1.9)	601.4
AOL Platforms
Gross Goodwill	639.5	0.9	—	(7.3)	633.1
Net Goodwill	639.5	0.9	—	(7.3)	633.1
Corporate and Other
Gross Goodwill	35,625.1	—	—	—	35,625.1
Impairments	(35,625.1)	—	—	—	(35,625.1)
Net Goodwill	—	—	—	—	—
Consolidated
Gross Goodwill	37,149.5	0.9	—	(9.2)	37,141.2
Impairments	(35,625.1)	—	—	—	(35,625.1)
Net Goodwill	$1,524.4	$0.9	$—	$(9.2)	$1,516.1

The decrease in goodwill for the three months ended March 31, 2015 was primarily due to fluctuations in foreign currency.

AOL INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—BUSINESS ACQUISITIONS, DISPOSITIONS AND OTHER SIGNIFICANT TRANSACTIONS
Sale of Dulles 65 Acre Land Parcel
On April 22, 2015 the Company entered into an agreement to sell 65 acres of land located in Virginia for approximately $24.2 million in cash, net of costs to sell the property. As of March 31, 2015, the property met the held for sale criteria and was reclassified from property and equipment, net, to asset held for sale on the condensed consolidated balance sheets. The sale is subject to due diligence and other customary closing conditions and the Company expects to close the sale in the second quarter and record a gain of approximately $7.8 million upon completion.
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
As of March 31, 2015, the Company was in compliance with the financial covenants in the Credit Facility Agreement and there were no amounts outstanding.
Convertible Senior Notes
As of March 31, 2015, the Company had $379.5 million aggregate principal amount of convertible senior notes outstanding. The Notes are senior unsecured obligations of AOL and bear interest due at a rate of 0.75% per year payable semiannually in arrears in cash on March 1 and September 1 of each year, beginning on March 1, 2015. The Notes will mature on September 1, 2019, unless earlier converted or repurchased in accordance with their terms. The Company may not redeem the Notes prior to maturity. However, holders of the Notes may convert them at certain times and upon the occurrence of certain events in the future, as outlined in the indenture governing the Notes (the “Indenture”). If the Company undergoes a fundamental change, subject to certain conditions, holders of the Notes may require the Company to purchase for cash all or a part of their Notes in principal amounts of $1,000 or a multiple thereof at a repurchase price equal to 100% of the principal amount of Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to maturity, the Company will increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event in certain circumstances. In such event, an aggregate of up to 2.3 million additional shares of common stock could be issued upon conversions in connection with such corporate events, subject to adjustment in the same manner as the conversion rate. The Notes will be convertible into cash, shares of common stock, or a combination of cash and shares of common stock, at the Company’s election based on an initial conversion rate of 17.4456 shares of common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $57.32 per share of common stock) subject to customary adjustments. The Company's intent is to settle the principal amount of the Notes in cash upon conversion. If the conversion value exceeds the principal amount, the Company would deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount (the “conversion spread”). The conversion spread would be included in the denominator for the computation of diluted net income

AOL INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

per common share, using the treasury stock method. As of March 31, 2015, none of the conditions allowing holders of the Notes to convert have been met.
Balances attributable to the Notes consist of the following (in millions):

	March 31, 2015	December 31, 2014
Liability component:
Principal	$379.5	$379.5
Less: note discount	69.6	73.0
Net carrying amount	$309.9	$306.5
Equity component*	$75.8	$75.8
(*) Recorded on the condensed consolidated balance sheets in additional paid-in capital within stockholders’ equity.
The Notes are carried at their original issuance value, net of unamortized debt discount, and are not marked to market each period. The fair value of the liability component of the Notes was determined using a discounted cash flow analysis, in which the projected interest and principal payments were discounted back to the issuance date of the Notes at a market yield, and represents a Level 3 fair value measurement. The debt discount is amortized to interest expense using the effective interest method with an effective interest rate of 5.85% over the period from the issuance date through the contractual maturity date of the Notes on September 1, 2019. The approximate fair value of the Notes as of March 31, 2015 was $377.6 million compared to $402.0 million as of December 31, 2014. The fair value of the Notes was estimated on the basis of inputs that are observable in the market and are considered Level 2 in the fair value hierarchy.
The Company recognized interest expense related to the Notes of $4.5 million for the three months ended March 31, 2015, consisting of $0.7 million for the contractual coupon interest, $3.4 million for the accretion of the convertible note discount and $0.4 million for the amortization of debt issuance costs.
NOTE 6—INCOME TAXES
For the three months ended March 31, 2015, the Company earned income before income taxes of $14.0 million and incurred income tax expense of $8.1 million, which resulted in an effective tax rate of 57.9% as compared to an effective tax rate of 64.8% for the three months ended March 31, 2014. The effective tax rates for the three months ended March 31, 2015 and 2014 differed from the statutory U.S. federal income tax rate of 35.0% primarily due to the tax impact of foreign losses that did not produce a tax benefit. The effective tax rate for the three months ended March 31, 2015 decreased compared to the effective tax rate for the three months ended March 31, 2014 due to a reduction in the amount of foreign losses that did not produce a tax benefit.

AOL INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During the three months ended March 31, 2015, the Company recorded a $0.6 million decrease to additional paid-in capital as a result of equity-based compensation transactions. Included in this amount was $13.0 million related to expense incurred under AOL’s equity-based compensation plan, more than offset by a reduction of $13.6 million related to tax withholdings on the vesting of restricted stock units (“RSUs”).

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

During the three months ended March 31, 2015, the Company repurchased a total of 0.1 million shares under the 2014 Stock Repurchase Program at a weighted-average price of $40.38 per share (approximately $4.4 million).
NOTE 8—EQUITY-BASED COMPENSATION
Equity-Based Compensation Expense
Compensation expense recognized by AOL related to its equity-based compensation plans is as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Stock options	$1.7	$2.3
Restricted stock, RSUs and PSUs	10.8	10.3
Employee Stock Purchase Program	0.5	0.4
Total equity-based compensation expense	$13.0	$13.0
Tax benefit recognized	$5.1	$5.1
As of March 31, 2015, the Company had 5.8 million stock options and 4.4 million restricted stock, RSUs and Performance Stock Units (“PSUs”) outstanding to employees, advisors and non-employee directors. The weighted-average exercise price of the stock options and the weighted-average grant date fair value of the restricted stock, RSUs and PSUs outstanding as of March 31, 2015 were $23.61 and $38.79, respectively.

AOL INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2015, total unrecognized compensation cost related to unvested AOL stock option awards was $11.3 million and is expected to be recognized over a weighted-average period of approximately 2.2 years. Total unrecognized compensation cost as of March 31, 2015 related to unvested restricted stock, RSUs and PSUs was $125.5 million and is expected to be recognized over a weighted-average period of approximately 2.3 years. To the extent the actual forfeiture rate is different from what the Company has estimated, equity-based compensation expense related to these awards will be different from the Company’s expectations.
AOL Stock Options
The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value AOL stock options at their grant date for stock options granted during the periods presented:

	Three Months Ended March 31,
	2015	2014
Expected volatility	35.7%	39.3%
Expected term to exercise from grant date	4.71 years	4.95 years
Risk-free rate	1.6%	1.5%
Expected dividend yield	0.0%	0.0%

AOL INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—RESTRUCTURING COSTS
As part of the Company’s continuing effort to reduce its expenses and invest in areas of strategic focus, the Company incurred restructuring costs of $16.9 million for the three months ended March 31, 2015. The majority of these costs are due to involuntary employee terminations related to a salesforce realignment in the first quarter as well as other restructuring actions completed in connection with the Company's continued effort to reduce its expenses and invest in areas of strategic focus.
A summary of AOL’s restructuring activity for the three months ended March 31, 2015 is as follows (in millions):

	Employee Terminations	Other Exit Costs	Total
Liability at December 31, 2014	$4.2	$1.7	$5.9
Restructuring expense	13.1	3.8	16.9
Foreign currency translation and other adjustments	(0.3)	(0.3)	(0.6)
Cash paid	(8.8)	(1.3)	(10.1)
Liability at March 31, 2015	$8.2	$3.9	$12.1
At March 31, 2015, of the remaining liability of $12.1 million, $11.0 million was classified as a current liability within accrued expenses and other current liabilities, with the remaining $1.1 million classified within other long-term liabilities on the condensed consolidated balance sheet. Amounts classified as long-term are expected to be paid through 2017.
NOTE 10—COMMITMENTS AND CONTINGENCIES
Commitments
For a description of AOL’s commitments see “Note 10” to the Company’s audited consolidated financial statements included in the Annual Report.
Contingencies
AOL is a party to a variety of claims, suits and proceedings that arise in the normal course of business, including actions with respect to intellectual property claims, tax matters, labor and unemployment claims, commercial claims, claims related to the Company’s business model for content creation and other matters. While the results of such normal course claims, suits and proceedings cannot be predicted with certainty, management does not believe that, based on current knowledge and the likely timing of resolution of various matters, any additional reasonably possible potential losses above the amount accrued for such matters would be material to the Company’s condensed consolidated financial statements. Regardless of the outcome, legal proceedings can have an adverse effect on AOL because of defense costs, diversion of management resources and other factors.
NOTE 11—SEGMENT INFORMATION
The Company’s segments are determined based on the properties, products and services it provides and how the chief operating decision maker (“CODM”) evaluates the business. The Company’s chief executive officer is the Company’s CODM for the three months ended March 31, 2015.
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

AOL INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the three months ended March 31, 2015 and 2014 is as follows (in millions):

	Brand Group	Membership Group	AOL Platforms	Corporate and Other	Consolidated Total
Three Months Ended March 31, 2015
Revenues from external customers
Advertising and other	$175.3	$30.8	$277.4	$—	$483.5
Subscription	—	141.6	—	—	141.6
Revenues (eliminations) from transactions with other segments	18.1	10.2	2.4	(30.7)	—
Total revenues (eliminations)	$193.4	$182.6	$279.8	$(30.7)	$625.1
Adjusted OIBDA	$12.9	$126.6	$(9.8)	$(25.6)	$104.1

Three Months Ended March 31, 2014
Revenues from external customers
Advertising and other	$165.9	$38.3	$229.2	$—	$433.4
Subscription	—	149.9	—	—	149.9
Revenues (eliminations) from transactions with other segments	12.9	8.1	1.6	(22.6)	—
Total revenues (eliminations)	$178.8	$196.3	$230.8	$(22.6)	$583.3
Adjusted OIBDA	$1.8	$138.0	$(3.5)	$(29.0)	$107.3

The following table presents the Company’s reconciliation of Adjusted OIBDA to operating income (in millions):

	Three Months Ended March 31,
	2015	2014
Operating income	$23.9	$24.2
Add: Depreciation	32.8	33.4
Add: Amortization of intangible assets	17.3	15.2
Add: Restructuring costs	16.9	11.6
Add: Equity-based compensation	13.0	13.0
Add: Asset impairments and write-offs	1.2	10.4
Add: (Gain) loss on disposal of assets, net	(1.0)	(0.5)
Adjusted OIBDA	$104.1	$107.3
Due to the nature of the Company’s operations, a majority of its assets are utilized across all segments. In addition, segment assets are not reported to, or used by, the CODM function to allocate resources or assess performance of the Company’s segments. Accordingly, the Company has not disclosed asset information by segment.

AOL INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information about Geographical Areas
The following table presents revenues in different geographical locations (in millions):

	Three Months Ended March 31,
	2015	2014
United States	$553.2	$522.5
United Kingdom	26.1	21.0
Germany	14.8	11.6
Canada	11.4	9.6
Japan	5.4	8.2
Other international	14.2	10.4
Total international	71.9	60.8
Total revenues	$625.1	$583.3

Revenues are attributed to countries based on the location of customers.

AOL INC.
PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
See Part I, Item 1. “Financial Statements – Note 10 Commitments and Contingencies” for information about our legal proceedings.

ITEM 1A.    RISK FACTORS
There have been no material changes to the Company’s risk factors from those disclosed in Part I, Item 1A. of our Annual Report for the year ended December 31, 2014.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of Equity Securities
The following is a summary of common shares repurchased by the Company under the 2014 Stock Repurchase Program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, - January 31, 2015	—	$—	—	$110,000,000
February 1, - February 28, 2015	108,000	$40.38	108,000	$105,600,000
March 1, - March 31, 2015	—	$—	—	$105,600,000
Total	108,000	$40.38	108,000
(a)On July 28, 2014, the Board approved a new stock repurchase program (the “2014 Stock Repurchase Program”), which authorizes AOL to repurchase up to $150 million of its outstanding shares of common stock from time to time over the twelve months following the announcement of the program, depending on market conditions, share price and other factors. The repurchases may be made in accordance with applicable securities laws in the open market, in block trades, pursuant to pre-arranged trading plans or otherwise and may include derivative transactions. The 2014 Stock Repurchase Program may be suspended or discontinued at any time.

ITEM 6.    EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report.

AOL INC.
SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2015.

AOL INC.

By	/s/ Karen Dykstra
Name:	Karen Dykstra
Title:	Chief Financial and Administrative Officer

AOL INC.
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on December 9, 2009.		8-K	3.1	12/11/09
3.2	Amended and Restated By-laws of the Registrant.		8-K	3.2	12/11/09
3.3	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock filed with the Secretary of State of Delaware on August 27, 2012.		10-Q	3.1	11/6/12
4.1	Specimen Common Stock Certificate of Registrant.		8-K	4.1	12/11/09
10.1*	AOL Inc. 2015 Annual Bonus Plan - U.S.	X
10.2*	AOL Inc. Segment Performance Share Units (“SPSU”) Terms and Conditions, as amended and restated effective January 1, 2015.	X
10.3*	Form of Notice of Grant of SPSU Award (covered employee), effective January 1, 2015.	X
10.4*	First Amendment to the Executive Employment Agreement of Robert Lord entered into as of February 9, 2015.	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†	X
101
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014, (ii) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2015 and 2014 and (v) Notes to Condensed Consolidated Financial Statements.
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